Form 10-Q
period 1995-04-01
COURIER CORP
filed 1995-05-16
CIK 25212

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       April 1, 1995



Commission file number               0-7597

COURIER CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                   04-2502514
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

165 Jackson Street,  Lowell,  Massachusetts                          01852
(Address of principal executive offices)                             (ZipCode)

(508) 458-6351
(Registrant's telephone number, including area code)

NO CHANGE
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                            Outstanding at May 8, 1995
       Common Stock, $1 par value                1,994,347 shares

                             COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                          (Dollars in thousands)

                                          April 1,     September 24,
ASSETS                                      1995           1994
                                         -----------     -----------
Current assets:
   Cash and cash equivalents                   $451          $3,033
   Accounts receivable, less allowance
     for uncollectible accounts              19,236          19,150
   Inventories (Note B)                      12,214           8,098
   Deferred income taxes                      1,733           1,738
   Other current assets                         449             529
                                         -----------     -----------
     Total current assets                    34,083          32,548

Property, plant and equipment, less
  accumulated depreciation: $55,200
  at April 1, 1995 and $52,110 at
  September 24, 1994                         30,807          27,419

Real estate leased to others, net             2,084           2,142

Investment in AlphaGraphics, at cost            624             624

Goodwill, at cost                             1,204           1,204

Other assets                                    390             437
                                         -----------     -----------
  Total assets                              $69,192         $64,374
                                         ===========     ===========

    The accompanying notes are an integral part of the consolidated financial statements.








                             Page 2 of 11

                             COURIER CORPORATION

           CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                           (Dollars in thousands)

                                                   April 1,     September 24,
LIABILITIES AND STOCKHOLDERS' EQUITY                1995           1994
                                                ------------    -------------
Current liabilities:
   Current maturities of long-term debt              $2,080          $2,080
   Accounts payable                                   7,471           7,898
   Income taxes payable                               1,096           1,918
   Other current liabilities                          9,174           7,899
                                                ------------    -------------

      Total current liabilities                      19,821          19,795

Long-term debt                                        9,262           5,848
Deferred income taxes                                 3,818           3,972
Other liabilities                                     3,198           3,190
                                                ------------    -------------
      Total liabilities                              36,099          32,805
                                                ------------    -------------
Stockholders' equity:
   Preferred stock, $1 par value - authorized
    1,000,000 shares; none issued
   Common stock, $1 par value - authorized
    6,000,000 shares; issued 4,500,000 shares         4,500           4,500
   Additional paid-in capital                         8,553           8,520
   Retained earnings                                 44,064          42,696
   Treasury stock, at cost: 2,529,841 shares
    at April 1, 1995 and 2,543,310 shares
    at September 24, 1994                           (24,024)        (24,147)
                                                ------------    -------------
      Total stockholders' equity                     33,093          31,569
                                                ------------    -------------
Total liabilities and stockholders' equity          $69,192         $64,374
                                                ============    =============

    The accompanying notes are an integral part of the consolidated financial statements.













                            Page 3 of 11

                                               COURIER CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           (Dollars in thousands except per share amounts)


                                                     QUARTER ENDED             SIX MONTHS ENDED
                                            ---------------------------  ---------------------------
                                               April 1,      March 26,     April 1,      March 26,
                                                 1995           1994          1995          1994
                                            ------------  ------------  ------------  ------------
                                                                         (27 weeks)    (26 weeks)

Net sales                                       $29,643       $30,576       $60,559       $60,613
Cost of sales                                    23,472        25,469        47,701        49,836
                                            ------------  ------------  ------------  ------------
  Gross profit                                    6,171         5,107        12,858        10,777

Selling and administrative expenses               4,794         4,376         9,696         8,752
Interest expense, net                               260           370           484           731
Other income,  net                                   63           157           108           312
                                            ------------  ------------  ------------  ------------
  Income before taxes                             1,180           518         2,786         1,606

Provision for income taxes (Note C)                 422           178         1,026           591
                                            ------------  ------------  ------------  ------------
  Net income before cumulative effect
    of accounting change                            758           340         1,760         1,015

Cumulative effect on prior years of change
  in accounting for income taxes (Note C)           -             -             -           1,525
                                            ------------  ------------  ------------  ------------
  Net income                                       $758          $340        $1,760        $2,540
                                            ============  ============  ============  ============
Net income per share:

  Net income before cumulative effect
    of accounting change                          $0.38         $0.18         $0.88         $0.53

  Cumulative effect on prior years of change
    in accounting for income taxes                 -             -             -             0.80
                                            ------------  ------------  ------------  ------------
  Net income per share                            $0.38         $0.18         $0.88         $1.33
                                            ============  ============  ============  ============

Cash dividends declared per share                 $0.10         $0.05         $0.20         $0.10
                                            ============  ============  ============  ============


Weighted average shares outstanding           1,995,000     1,926,000     1,991,000     1,916,000

The accompanying notes are an integral part of the consolidated financial statements.



                                                         Page 4 of 11


                                   COURIER CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (Dollars in thousands)



                                                       Six Months Ended
                                                  April 1,        March 26,
                                                    1995            1994
                                                  ----------       ----------
Cash provided from operations                          $757            $384
                                                  ----------       ----------
Investment activities:
  Capital expenditures                               (6,488)         (1,282)
                                                  ----------       ----------
Financing activities:
  Repayment of long-term debt                          (181)           (173)
  Increase in long-term borrowings                    3,595             818
  Cash dividends                                       (392)           (187)
  Proceeds from stock plans                             127             161
                                                  ----------       ----------
Cash provided from financing activities               3,149             619
                                                  ----------       ----------

Decrease in cash and cash equivalents               ($2,582)          ($279)

Cash at the beginning of the period                   3,033             608
                                                  ----------       ----------
Cash at the end of the period                          $451            $329
                                                  ==========       ==========

   The accompanying notes are an integral part of the consolidated financial statements.













                                    Page 5 of 11

                              COURIER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Financial Statements
     ------------------------------
     The balance sheet as of April 1, 1995, the statements of income for the quarters ended and the six month periods ended April 1, 1995 and March 26, 1994, and the statements of cash flows for the six month periods ended April 1, 1995 and March 26, 1994 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1994 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

     Fiscal year 1995 will be comprised of 53 weeks compared to 52 weeks in fiscal 1994; the additional week was included in the first quarter in the accompanying financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data as of September 24, 1994 was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 24, 1994.


B.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:

                                 (000's Omitted)
                         -----------------------------
                           April 1,       September 24,
                             1995              1994
                         -----------     -------------
       Raw materials         $ 5,472       $ 2,913
       Work in process         4,928         4,368
       Finished goods          1,814           817
                            --------       --------
                             $12,214       $ 8,098
                            ========       ========

                              COURIER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C.   INCOME TAXES

  The federal statutory tax rate is 34%. The total provision differs from that computed using the statutory federal tax rate for the following reasons:

                                      (000's Omitted)
                           Quarter Ended       Six Months Ended
                           -------------       ----------------
                        April 1,  March 26,  April 1,   March 26,
                          1995       1994      1995       1994
                        --------  ---------   -------   ---------

  Federal income taxes    $ 401      $ 176     $ 947        $ 546
  at statutory rate

  State income taxes,        53         22       126           95
  net


  Export related            (38)       (16)      (88)        (55)
  income

  Other                       6         (4)       41           5
                         -------    -------   -------     -------

  Total provision         $ 422      $ 178    $1,026       $ 591
                         =======    =======   =======     =======


  Effective September 26, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method of accounting for deferred income taxes. This method utilizes current tax rates, whereas much of the Company's deferred tax liabilities had been determined in past years when the liabilities arose and when tax rates were higher. As a result, the cumulative effect on prior years relating to the adoption of this required accounting change was an increase in net income of $1,525,000 or $.80 per share for the first quarter of fiscal 1994.

                              COURIER CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
- - - - - ----------------------
Sales for the second quarter of fiscal 1995 were $29.6 million compared to $30.6 million in the corresponding period last year. This 3% decline was attributable to a reduction in sales of traditional book manufacturing services. Sales at EPIC, the Company's Electronic Publishing Innovations Center, continued to exhibit strong growth. This shift reflects the impact of sales efforts which focus on providing customers with a range of services that extend beyond traditional book manufacturing; transitioning away from lower-margin, commodity-like business and improving the overall quality of revenue.

Gross profit in the second quarter of fiscal 1995 was approximately $1.1 million higher than the same period last year. As a percentage of sales, gross profit increased from 17% to 21%. The improvement in gross profit was attributable to cost containment efforts, productivity gains and improved revenue quality.

Selling and administrative expenses increased by approximately $400,000 compared to last year's second quarter. The increase was due, in large part, to increasing sales and marketing costs, growth at EPIC, costs associated with improvements to the Company's information systems, and the introduction of copyright management services in December 1994.

Net interest expense was $110,000 lower than the second quarter of last year, primarily due to reduced borrowing levels.

The $94,000 decrease in other income resulted from lower rental income as a lease on a 230,000 square foot facility in Lowell, Massachusetts expired on September 30, 1994. The facility is now partially rented and negotiations are underway with a potential buyer for the property.

The Company's tax rate was 36% for the second quarter of fiscal 1995 as compared to the 34% rate for the corresponding period last year.

Net income for the second quarter of fiscal 1995 was $758,000 or $.38 per share compared to $340,000 or $.18 per share for the same period last year. The improvement reflects the factors noted above, particularly higher gross profit margins resulting from cost containment efforts and improved revenue quality. For the six months ended April 1, 1995, the Company reported $1.8 million of net income before the cumulative effect of an accounting change compared to $1.0 million in the corresponding period last year. These earnings were $.88 per share compared to $.53 per share last year. Sales for the first six months of fiscal 1995 were $60.6 million, equal to sales in the comparable period of fiscal 1994.

Last year, the Company adopted SFAS No. 109 "Accounting for Income Taxes" which produced one-time income of $1.5 million, increasing net income for the first six months of fiscal 1994 to $2.5 million or $1.33 per share.

                              COURIER CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:
- - - - - --------------------------------
During the first half of fiscal 1995, operations provided approximately $0.8 million in cash. Cash provided from earnings was $1.8 million and depreciation and other non-cash charges were $3.2 million. This cash was utilized, in large part, to fund a $4.1 million increase in inventory, primarily from higher paper prices and stocking levels.

Investment activities for the first six months of fiscal 1995 used $6.5 million in cash for capital expenditures, including installments of $1.5 million on a four-color web press slated for installation near the end of the fiscal year, as well as payments of $0.7 million on two new binding lines to be installed in the third and fourth quarters of the year. In addition, a $2.6 million purchase option on a previously leased 128,000 square foot manufacturing facility in Philadelphia was finalized in early fiscal 1995. Capital projects over the remainder of the year, particularly related to the four-color web press, bindery equipment and improvements to information systems, are expected to result in capital expenditures approximating
$14 million in fiscal 1995.

Financing activities in the first six months provided approximately $3.1 million in cash, primarily long-term borrowings, to finance capital expenditures. At April 1, 1995, the Company had approximately $17.4 million of borrowing capacity available under an $11 million long-term revolving credit agreement and a $10 million informal bank credit line. During the second quarter of fiscal 1995, the maturity date of the Company's $11 million long-term revolving credit facility was extended two years to January 1998. During fiscal 1995, the Company expects to obtain approximately $1 million of development bond financing at a 3% interest rate in connection with the purchase of the Philadelphia facility.

                              COURIER CORPORATION

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
- - - - - ------------------------------------------------------------
  The Annual Meeting of Stockholders of the registrant was held on January 19, 1995. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. The stockholders also voted to ratify and approve the selection by the Board of Directors of Coopers & Lybrand as independent public accountants for the registrant for the fiscal year ending September 30, 1995. No other matters were voted on at the meeting. There were no broker non-votes at the Annual Meeting.

  Election of Directors. Votes were cast in the election of directors as follows:

  Nominee                    For              Withheld
  --------                  ----              --------
  Arnold S. Lerner     1,867,208                 7,259
  Charles E. Otto      1,862,093                12,374

   Ratification/Approval of Accountants. Votes were cast on this matter as follows:

         For               Against             Abstentions
   ---------               -------             -----------
   1,857,796                 8,747                   7,924

Item 5.  Other Information
- - - - - --------------------------
  On February 8, 1995, the Board of Directors of the registrant voted to expand the size of the Board of Directors to seven members and to elect Kathleen Foley Curley as a Class B Director to serve until the 1997 Annual Meeting and Robert P. Story, Jr. as a Class A Director to serve until the 1996 Annual Meeting.

  On March 16, 1995, the Board of Directors of the registrant voted to expand the size of the Board of Directors to eight members and to elect George Q. Nichols as a Class C Director to serve until the 1998 Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K
- - - - - -----------------------------------------
    (a)  Exhibits

          None

    (b)  Reports on Form 8-K

          None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COURIER CORPORATION
                                 (Registrant)







May 16, 1995               By: James F. Conway III
Date                           James F. Conway III
                               Chairman, President and
                                 Chief Executive Officer


May 16, 1995                 By: Robert P. Story, Jr.
Date                             Robert P. Story, Jr.
                                 Senior Vice President and
                                   Chief Financial Officer



May 16, 1995                 By: Peter M. Folger
Date                             Peter M. Folger
                                 Vice President and
                                   Chief Accounting Officer