Form 10-Q
period 1995-07-01
COURIER CORP
filed 1995-08-15
CIK 25212

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       July 1, 1995



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


		Class                            Outstanding at August 9, 1995
       Common Stock, $1 par value                2,004,047 shares

			     COURIER CORPORATION
	       CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
			  (Dollars in thousands)

					   July 1,     September 24,
ASSETS                                      1995           1994
					 -----------     -----------
Current assets:
   Cash and cash equivalents                   $ 10          $3,033
   Accounts receivable, less allowance
     for uncollectible accounts              20,560          19,150
   Inventories (Note B)                      10,685           8,098
   Deferred income taxes                      1,745           1,738
   Other current assets                       1,289             529
					 -----------     -----------
     Total current assets                    34,289          32,548

Property, plant and equipment, less
  accumulated depreciation: $54,340
  at July 1, 1995 and $52,110 at
  September 24, 1994                         33,443          27,419

Real estate leased to others, net             2,056           2,142

Investment in AlphaGraphics, at cost            624             624

Goodwill, at cost                             1,204           1,204

Other assets                                    373             437
					 -----------     -----------
  Total assets                              $71,989         $64,374
					 ===========     ===========

    The accompanying notes are an integral part of the consolidated financial statements.








			     Page 2 of 11

			     COURIER CORPORATION
	      CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
			   (Dollars in thousands)

						    July 1,     September 24,
LIABILITIES AND STOCKHOLDERS' EQUITY                1995           1994
						------------    -------------
Current liabilities:
   Current maturities of long-term debt              $2,080          $2,080
   Accounts payable                                   6,353           7,898
   Income taxes payable                               1,219           1,918
   Other current liabilities                          9,006           7,899
						------------    -------------

      Total current liabilities                      18,658          19,795

Long-term debt (Note D)                              11,643           5,848
Deferred income taxes                                 3,817           3,972
Other liabilities                                     3,261           3,190
						------------    -------------
      Total liabilities                              37,379          32,805
						------------    -------------
Stockholders' equity:
   Preferred stock, $1 par value - authorized
    1,000,000 shares; none issued
   Common stock, $1 par value - authorized
    6,000,000 shares; issued 4,500,000 shares         4,500           4,500
   Additional paid-in capital                         8,767           8,520
   Retained earnings                                 45,084          42,696
   Treasury stock, at cost: 2,498,406 shares
    at July 1, 1995 and 2,543,310 shares
    at September 24, 1994                           (23,741)        (24,147)
						------------    -------------
      Total stockholders' equity                     34,610          31,569
						------------    -------------
Total liabilities and stockholders' equity          $71,989         $64,374
						============    =============

    The accompanying notes are an integral part of the consolidated financial statements.













			    Page 3 of 11

					       COURIER CORPORATION
			   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
			   (Dollars in thousands except per share amounts)


						     QUARTER ENDED            NINE MONTHS ENDED
					    ---------------------------  ---------------------------
						July 1,       June 25,      July 1,       June 25,
						 1995           1994          1995          1994
					    ------------  ------------  ------------  ------------
									 (40 weeks)    (39 weeks)

Net sales                                       $30,210       $32,343       $90,769       $92,956
Cost of sales                                    23,752        25,798        71,453        75,634
					    ------------  ------------  ------------  ------------
  Gross profit                                    6,458         6,545        19,316        17,322

Selling and administrative expenses               4,528         4,604        14,224        13,356
Interest expense, net                               192           364           676         1,095
Other income,  net                                  156           157           264           469
					    ------------  ------------  ------------  ------------
Pretax income before cumulative
  effect of accounting change                     1,894         1,734         4,680         3,340

Provision for income taxes (Note C)                 677           634         1,703         1,225
					    ------------  ------------  ------------  ------------
  Net income before cumulative effect
    of accounting change                          1,217         1,100         2,977         2,115

Cumulative effect on prior years of change
  in accounting for income taxes (Note C)           -             -             -           1,525
					    ------------  ------------  ------------  ------------
  Net income                                     $1,217        $1,100        $2,977        $3,640
					    ============  ============  ============  ============
Net income per share:

  Net income before cumulative effect
    of accounting change                          $0.60         $0.57         $1.49         $1.10

  Cumulative effect on prior years of change
    in accounting for income taxes                 -             -             -             0.79
					    ------------  ------------  ------------  ------------
  Net income per share                            $0.60         $0.57         $1.49         $1.89
					    ============  ============  ============  ============

Cash dividends declared per share                 $0.10         $0.05         $0.30         $0.15
					    ============  ============  ============  ============


Weighted average shares outstanding           2,031,000     1,942,000     2,004,000     1,925,000

The accompanying notes are an integral part of the consolidated financial statements.



							 Page 4 of 11


				   COURIER CORPORATION
	       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
				 (Dollars in thousands)



						      Nine Months Ended
						   July 1,         June 25,
						    1995            1994
						  ----------       ----------
Cash provided from operations                        $2,370          $3,225
						  ----------       ----------
Investment activities:
  Capital expenditures                              (10,873)         (4,220)
						  ----------       ----------
Financing activities:
  Repayment of long-term debt                        (2,037)           (312)
  Increase in long-term borrowings                    7,832             706
  Cash dividends                                       (589)           (284)
  Proceeds from stock plans                             274             298
						  ----------       ----------
Cash provided from financing activities               5,480             408
						  ----------       ----------

Decrease in cash and cash equivalents               ($3,023)          ($587)

Cash at the beginning of the period                   3,033             608
						  ----------       ----------
Cash at the end of the period                           $10             $21
						  ==========       ==========

   The accompanying notes are an integral part of the consolidated financial statements.













				    Page 5 of 11

COURIER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of July 1, 1995, the statements of income for the quarters ended and the nine month periods ended July 1, 1995 and June 25, 1994, and the statements of cash flows for the nine month periods ended July 1, 1995 and June 25, 1994 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1994 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

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


B.      INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:

				       (000's Omitted)
				 July 1,       September 24,
				  1995             1994

Raw materials                  $ 5,151           $ 2,913
Work in process                  4,116             4,368
Finished goods                   1,418               817
			       -------           -------
			       $10,685           $ 8,098
			       =======           =======

COURIER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C.      INCOME TAXES

The federal statutory tax rate is 34%. The total provision differs from that computed using the statutory federal tax rate for the following reasons:

				       (000's Omitted)
			      Quarter Ended    Nine Months Ended
			     July 1, June 25,  July 1, June  25,
			      1995    1994      1995     1994

Federal income taxes at
 statutory rate            $ 644      $ 590    $1,591  $1,136
State income taxes, net       85        102       210     197
Export related income        (72)       (59)     (160)   (114)
Other                         20          1        62       6
			   -----      -----    ------  ------
Total provision            $ 677      $ 634    $1,703  $1,225
			   =====      =====    ======  ======

Effective September 26, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method of accounting for deferred income taxes. This method utilizes current tax rates, whereas much of the Company's deferred tax liabilities had been determined in past years when the liabilities arose and when tax rates were higher. As a result, the cumulative effect on prior years relating to the adoption of this required accounting change was an increase in net income of $1,525,000 or $.79 per share, reported in the first quarter of fiscal 1994.


D.      LONG-TERM DEBT

On July 27, 1995, the Company notified the lender of its intention to redeem the outstanding balance of its 10.55% senior promissory note. The $3.9 million principal balance on the note, which originally provided for annual installments through June 1998, will be paid in its entirety on August 28, 1995. A prepayment penalty of $92,000 will also be paid at that time.

COURIER CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Sales for the third quarter of fiscal 1995 were $30.2 million, down 6.6% from $32.3 million in the corresponding period of fiscal 1994. This decline in revenue reflects the impact of a Company initiative designed to improve the quality of revenue by shifting the focus away from commodity-like business, adding new services enabling growth in higher value-added turnkey relationships and enhancing the skills of the sales and service teams to successfully deliver these new services.

Gross profit of $6.5 million in the third quarter of fiscal 1995 was comparable with the same period last year, but as a percentage of sales, improved from 20% to 21%. This increase in the gross profit percentage was due to the improvement in the quality of revenue, as well as continued cost containment efforts and a $0.3 million gain on the sale of equipment.

Selling and administrative expenses of $4.5 million in the third quarter were down slightly from last year's third quarter of $4.6 million, but increased as a percentage of sales from 14% to 15%. Increased sales costs, costs associated with improvements to the Company's information systems, and the introduction of copyright management services were offset by a reduction in administrative expenses.

Net interest expense was $172,000 lower than the third quarter of last year, reflecting reduced borrowing levels in fiscal
1995 and capitalized interest of $72,000 in the third quarter of 1995.

Other income of $156,000 in the third quarter of fiscal 1995 was comparable to the corresponding period last year. This year's third quarter income included revenue from a short-term lease which expired in July 1995.

The Company's tax rate was 36% for the third quarter of fiscal
1995 as compared to the 37% rate in the corresponding period of fiscal 1994.

Net income for the third quarter of fiscal 1995 was $1.2
million, up 11% from $1.1 million in the comparable period last year. Earnings per share increased to $.60 per share from $.57 per share in the third quarter of fiscal 1994. The improvement reflects the factors noted above. For the nine months ended
July 1, 1995, the Company reported $3.0 million of net income before the cumulative effect of an accounting change, up 41%
from $2.1 million in the first nine months last year. These earnings, on a per share basis, increased 35% to $1.49 per share
in fiscal 1995 versus $1.10 per share in fiscal 1994.   Sales
for the first nine months of fiscal 1995 were $90.8 million, down 2% from $93.0 million in the comparable period of fiscal 1994.

Last year, the Company adopted SFAS No. 109, "Accounting for
Income Taxes, " which produced one-time income of $1.5 million, increasing net income for the first nine months of fiscal 1994 to $3.6 million or $1.89 per share.

COURIER CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

In the first nine months of fiscal 1995, operations provided approximately $2.4 million in cash. Cash provided from earnings was $3.0 million and depreciation and other non-cash charges were $5.1 million. This cash was utilized in part to fund a $2.6 million increase in inventory, primarily because of higher paper prices and stocking levels. In addition, accounts receivable increased $1.4 million and accounts payable decreased $1.5 million in the first nine months of fiscal 1995.

Investment activities in the first nine months of fiscal 1995 used almost $11 million in cash for capital expenditures. Installments of approximately $3.0 million have been made on a four-color web press scheduled for installation near the end of this fiscal year. Also, payments of $2.5 million were made on two new binding lines, one of which was placed in service in June and the second slated for the fourth quarter of this year.
 In addition, a $2.6 million purchase option on a previously leased 128,000 square foot manufacturing facility in Philadelphia was finalized in early fiscal 1995. Capital projects over the remainder of the year, particularly related to the four-color web press, an electronic prepress system, additional casebinding capacity, and improvements to information systems, are expected to result in capital expenditures of approximately $14 million for fiscal 1995.

Financing activities in the first nine months of the year provided approximately $5.5 million in cash, primarily in
long-term borrowings to finance capital expenditures.   At July
1, 1995, the Company had approximately $13.2 million of borrowing capacity available under an $11 million long-term revolving credit agreement and a $10 million informal bank
credit line.   During the second quarter of fiscal 1995, the
maturity date of the Company's $11 million long-term revolving credit facility was extended two years to January 1998. On July 27, 1995, the Company provided thirty day notice to a lender of its intention to redeem the entire outstanding principal amount of the 10.55% senior promissory note outstanding of $3.9 million. The redemption will be funded by utilizing the available credit lines at more favorable interest rates than the promissory note. Also, the Company has applied for approximately $1 million of development bond financing at a 3% interest rate in connection with the purchase of the Philadelphia facility. The Company expects to obtain this financing early in fiscal 1996.

COURIER CORPORATION

PART II.  OTHER INFORMATION

Item 5.  Other Information

On June 28, 1995, the Board of Directors of the registrant voted to expand the size of the Board of Directors to nine members and to elect Richard K. Donahue as a Class A Director to serve until the 1996 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

			None

	(b)  Reports on Form 8-K

			None

				  SIGNATURES
				  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			      COURIER CORPORATION
				 (Registrant)







August 15, 1995            By: James F. Conway III
Date                           James F. Conway III
			       Chairman, President and
				 Chief Executive Officer


August 15, 1995              By: Robert P. Story, Jr.
Date                             Robert P. Story, Jr.
				 Senior Vice President and
				   Chief Financial Officer



August 15, 1995              By: Peter M. Folger
Date                             Peter M. Folger
				 Vice President and
				   Chief Accounting Officer