Form 10-K
period 1995-09-30
COURIER CORP
filed 1995-11-21
CIK 25212

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________to_______________

                         Commission file number 0-7597

                              COURIER CORPORATION

                          A Massachusetts corporation

                 I.R.S. Employer Identification No. 04-2502514

                               165 Jackson Street
                          Lowell, Massachusetts  01852
                           Telephone No. 508-458-6351
          ___________________________________________________________

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $1 par value

                              _____________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of November 16, 1995

                    Common Stock, $1 par value - $33,088,877

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 16, 1995

                     Common Stock, $1 par value - 2,011,470

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on January 18, 1996 (Part III).

================================================================================

                                     PART I

 ITEM 1.  BUSINESS.
                                  INTRODUCTION

       Registrant, Courier Corporation ("Courier" or the "Company"), was incorporated under the laws of Massachusetts on June 30, 1972. Courier owns all of the capital stock of Courier-Citizen Company, a Massachusetts corporation organized in 1894 as successor to a printing business which originated in 1824.

       Courier helps organizations manage the process of creating and distributing intellectual properties. It provides a variety of specialized services to publishers and other information providers, including the preparation, production, storage and distribution of information in a variety of media formats from traditional books to CD-ROMs and online services. Courier is the sixth largest book manufacturer in the United States. Products include Bibles, reference texts, books, software manuals and technical documentation.

       In October 1992, the Company launched Courier EPIC (short for Electronic Publishing Innovations Center) which provides technology-based publishing services ranging from processing electronic files through reproduction and end user distribution. Courier EPIC began offering customized on-demand printing services in 1993.

       In December 1994, the Company announced the formation of Courier New Media, Inc. (Courier New Media), an information management services company which works with publishers and other information developers to create new products from new and existing intellectual properties. Courier New Media includes two operating units, Courier EPIC and Copyright Management Services
 (CMS), a new division established in December 1994. CMS specializes in helping publishers and college bookstores manage the process of obtaining copyright permissions for products such as multiple-publisher college coursepacks.


                                    PRODUCTS

       Courier's products include the manufacture of books, manuals, diskettes and CD-ROMs for publishers, software developers and other information providers as well as related services involved in managing the process of creating and distributing these products. Courier provides manufacturing and related services from seven facilities in Westford, Stoughton, North Chelmsford and Lowell, Massachusetts; Philadelphia, Pennsylvania (2); and Kendallville, Indiana.

        Courier's book manufacturing operations consist of both electronic and conventional film processing, platemaking, printing and binding of soft and hard bound books and manuals. These book manufacturing operations are conducted through four subsidiaries, Courier Westford, Inc. ("Westford"), Courier Stoughton, Inc. ("Stoughton"), Courier Kendallville, Inc. ("Kendallville"), and National Publishing Company ("National"). Each of these subsidiaries has certain specialties adapted to the needs of the selected market niches they serve.

        In December 1994, the Company formed Courier New Media, Inc. to work with publishers, software developers and other information providers to develop new products from new and existing intellectual properties. Courier New Media includes two operating units, Courier EPIC and a newly launched division, Copyright Management Services. Courier EPIC conducts electronic publishing services including customized, on-demand printing and binding services through Courier On-Demand and product assembly, packaging, fulfillment, distribution and project management services through Courier FulServ. CMS specializes in helping publishers and college bookstores manage the process of obtaining copyright permissions for products such as multiple-publisher college coursepacks.


                            MARKETING AND CUSTOMERS

        Courier's products and services are primarily sold to publishers of educational, religious, consumer, professional and reference books and to computer software and hardware manufacturers. The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 16% in both fiscal 1995 and fiscal 1994 and 17% in fiscal 1993.

        Courier's sales force of 24 people is responsible for all of the Company's sales to over 600 customers. Courier's salespeople operate out of sales offices located in New York, Chicago, Philadelphia, San Mateo, California, Orlando, Florida, and Lowell, Massachusetts. Sales to one customer, the Gideon Society, aggregated approximately 27% of consolidated sales in fiscal 1995; the loss of this customer would have a material
adverse effect on the Company.   No other single customer accounted for more
than 10% of fiscal 1995 consolidated sales.

                                  COMPETITION

        All phases of Courier's business are highly competitive. The printing and publishing industries, exclusive of newspapers, include over 50,000 establishments. While most of these establishments are relatively small, several of Courier's competitors are considerably larger or are affiliated with companies which are considerably larger and have greater financial resources than Courier. In recent years, consolidation of both customers and competitors within the Company's markets has increased competitive pricing pressures. The major competitive factors in Courier's business in addition to price are product quality, customer service, availability of appropriate printing capacity, related services and, increasingly, technology support.

                             MATERIALS AND SUPPLIES

        Courier purchases its principal raw materials, primarily paper, but also plate materials, ink and cover stock, from numerous suppliers, and is not dependent upon any one source for its requirements. Many customers of Westford, Stoughton, and Kendallville purchase their own paper and furnish it at no charge to these operations for book production purposes.

        Paper markets began tightening in the latter half of 1994 causing shortages in supply and significant increases in prices throughout 1995; a trend that may continue into 1996. The Company passes on paper price increases to its customers and believes that its long-term relationships with several paper suppliers will enable it to continue to maintain an adequate availability of paper for its book manufacturing operations.

                           ENVIRONMENTAL REGULATIONS

        The Company believes that its operations comply in all material respects with applicable federal, state and local environmental laws and regulations. Although the Company makes capital expenditures for environmental protection, it does not anticipate any significant expenditures in order to comply with such laws and regulations which would have a material impact on the Company's capital expenditures, earnings or competitive position.

                                   EMPLOYEES

        The Company and its subsidiaries employed 1,103 persons at September 30, 1995 compared to 1,093 a year ago.

                                    OTHER

        Courier's overall business is not significantly seasonal in nature, although sales are generally lower in the Company's second quarter.

        There is no portion of Courier's business subject to cancellation of government contracts or renegotiation of profits. Courier holds no patents, licenses, franchises or concessions which are important to its operations. The Company considers Courier, Courier EPIC, Courier New Media, Copyright Management Services, and CourieReader to be proprietary trademarks.

ITEM 2.  PROPERTIES.
                                REAL PROPERTIES

        The following schedule lists the facilities occupied by Courier. The list also includes real estate which is held for sale or lease, as discussed in Note H to the Consolidated Financial Statements, which appears on page F-14 of this Annual Report on Form 10-K. Courier considers its plants and other facilities to be well maintained and suitable for the purpose intended.

                                                                Owned/      Size in
 Principal Activity and Location (Year Constructed)             Leased      Sq. Ft.
 --------------------------------------------------             ------      -------
 CORPORATE HEADQUARTERS AND EXECUTIVE OFFICES
   Jackson Street, Lowell, MA  (1825, 1967, 1977)               Owned        88,000
 BOOK MANUFACTURING AND WAREHOUSING
   Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)  Owned       593,000 (1)
   Kendallville plant, Kendallville, IN (1978)                  Owned       155,000
   National plant, Philadelphia, PA (1912)                      Owned       219,000
   National plant, Philadelphia, PA (1975)                      Owned       128,000 (2)
   Stoughton plant, Stoughton, MA (1980)                        Leased      169,000
   Courier EPIC facility, North Chelmsford, MA (1973)           Owned        69,000
 REAL ESTATE HELD FOR SALE OR LEASE
   Hall Street, Lowell, MA (1916, 1956, 1980)                   Owned       227,000 (3)
   Raymond, NH (1973)                                           Owned        59,000 (4)

(1)     The Company completed a $4 million restructuring program in 1990 which consolidated several scattered manufacturing operations into one modern existing building, freeing up space in the adjacent older multi-story mill complex which comprises approximately 350,000 square feet of the 593,000 square foot Westford facility.  This mill complex remains approximately 50%
        vacant pending lease.
(2)     In July 1994, the Company exercised an option to purchase this previously leased manufacturing facility for $2.6 million.  The transaction closed in October 1994.
(3)     This building, which had been leased through September 1994 to the
        Company's former telephone directory printing operation, is now vacant pending sale or lease.
(4)     This building continues to be leased to the purchaser of the Company's former forms printing business.


                                   EQUIPMENT

       The Company's products are manufactured on equipment which in most cases is owned by the Company, although it leases computers, image setters and electronic printing systems which are subject to more rapid obsolescence. Capital expenditures amounted to approximately $15.0 million in 1995, $2.2 million in 1994 and $3.4 million in 1993. Capital expenditures in 1995 included approximately $5.5 million for four new binding lines, $4.3 million for a four-color web press, $2.6 million for the purchase of a previously leased 128,000 square foot facility in Philadelphia, and continued improvements to Company information systems. Another press, installed early in fiscal 1995, was financed under a $4.5 million operating lease. Capital expenditures for fiscal 1996 are expected to be approximately half of the fiscal 1995 level. Courier considers its equipment to be in good operating condition and adequate for its present needs.

                     ENCUMBRANCES AND RENTAL OBLIGATIONS

       For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements on page F-11 of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note F of Notes to Consolidated Financial Statements, which appears on page F-12 of this Annual Report on Form 10-K.

 ITEM 3.  LEGAL PROCEEDINGS.

       In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

 ITEM 3A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

       Courier's executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

 James F. Conway III                   43             Chairman, President and Chief
                                                      Executive Officer

 George Q. Nichols                     66             Vice President and
                                                      President of National Publishing
                                                      Company

 Robert P. Story, Jr.                  44             Senior Vice President and
                                                      Chief Financial Officer

 Thomas G. Osenton                     42             Senior Vice President and
                                                      Chief Marketing Officer

       The terms of office of all of the above executive officers continue until the first meeting of the Board of Directors following the next annual meeting of stockholders and the election or appointment and qualification of their successors, unless any officer sooner dies, resigns, is removed or becomes disqualified.

       Mr. Conway III was elected Chairman of the Board in September
 1994. He has been Chief Executive Officer since December 1992 and President since July 1988.

       Mr. Nichols became an executive officer of Courier in June 1989 while retaining his position as President of National Publishing Company, a position he has held since 1975. He was elected a Director of the Company in March 1995.

       Mr. Story became Senior Vice President and Chief Financial Officer in April 1989. He joined Courier in November 1986 as Vice President and
 Treasurer.   He was elected a Director of the Company in February 1995.

       Mr. Osenton joined Courier in October 1993 as Senior Vice President and Chief Marketing Officer. He had previously served as President/Chief Executive Officer and Publisher of The Sporting News Publishing Company, a subsidiary of the Times Mirror Company, since 1989.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to a vote of security holders during the quarter ended September 30, 1995.

                                    PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The information required by this Item is contained in the section captioned "Selected Quarterly Financial Data" which appears on page F-16 of this Annual Report on Form 10-K.

 ITEM 6.  SELECTED FINANCIAL DATA.

       The information required by this Item is contained in the section captioned "Five-Year Financial Summary" appearing on page F-17 of this Annual Report on Form 10-K.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information required by this Item is contained in the section captioned "Management's Discussion and Analysis" appearing on pages F-18 through F-20 of this Annual Report on Form 10-K.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required by this Item is contained on pages F-2 through F-16 of this Annual Report on Form 10-K.

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.

       None.
                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                     and

 ITEM 11.  EXECUTIVE COMPENSATION.

                                     and

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                      and

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information regarding executive officers called for by paragraph (b) of
 Item 401 of Regulation S-K for inclusion in answer to Item 10 is furnished in Part I of this report under Item 3A, Executive Officers of the Registrant. All other information called for by Items 10, 11, 12 and 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 18, 1996. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   DOCUMENTS FILED AS PART OF THIS REPORT

            1.   FINANCIAL STATEMENTS                                                 PAGE(S)
                                                                                      -------
                 _     Report of Independent Accountants                             F-1
                 _     Consolidated Balance Sheets as of September 30, 1995
                       and September 24, 1994                                        F-2 to F-3
                 _     Consolidated Statements of Operations for each of the
                       three years in the period ended September 30, 1995            F-4
                 _     Consolidated Statements of Cash Flows for each of the
                       three years in the period ended September 30, 1995            F-5
                 _     Consolidated Statements of Stockholders' Equity for
                       each of the three years in the period ended
                       September 30, 1995                                            F-6
                 _     Notes to Consolidated Financial Statements                    F-7 to F-15

            2.     FINANCIAL STATEMENT SCHEDULE

                 _       Schedule II - Valuation and Qualifying Accounts             S-1

            3.     EXHIBITS

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
-----------           ----------------------
3A-1             Articles of Organization of Courier Corporation, as of June 29, 1972 (filed as Exhibit 3A-1 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended September 26, 1981, and incorporated herein by reference).

3A-2             Articles of Amendment of Courier Corporation (changing stockholder vote required for merger or consolidation), as of January 20, 1977 (filed as Exhibit 3A-2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 26, 1981, and incorporated herein by reference).

3A-3             Articles of Amendment of Courier Corporation (providing for staggered election of directors), as of January 20,
                 1977 (filed as Exhibit 3A-3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26,
                 1981, and incorporated herein by reference).

3A-4             Articles of Amendment of Courier Corporation (authorizing class of Preferred Stock), as of February 15, 1978
                 (filed as Exhibit 3A-4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1981, and incorporated herein by reference).

3A-5             Articles of Amendment of Courier Corporation (increasing number of shares of authorized Common Stock), as of
                 January 16, 1986 (described in item #2 of the Company's Proxy Statement for the Annual Meeting of Stockholders
                 held on January 16, 1986, and incorporated herein by reference).

3A-6             Articles of Amendment of Courier Corporation (providing for fair pricing procedures for stock to be sold in certain business combinations), as of January 16, 1986 (filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on January 16, 1986, and incorporated herein by reference).

3A-7             Articles of Amendment of Courier Corporation (limiting personal liability of directors to the Corporation or to any of its stockholders for monetary damages for breach of fiduciary duty), as of January 28, 1988 (filed as
                 Exhibit 3A-7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

3A-8             Articles of Amendment of Courier Corporation (establishing Series A Preferred Stock), as of November 8, 1988
                 (filed as Exhibit 3A-8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

3B               By-Laws of Courier Corporation, as amended through April 28, 1988 (filed as Exhibit 3B to the Company's Annual
                 Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

4A-1             Mortgage and Indenture of Trust and Agreement between Courier Westford, Inc., Massachusetts Industrial Finance
                 Agency, and related trustee, dated as of December 22, 1980 (filed as Exhibit 4 (a) to the Company's Quarterly
                 Report on Form 10-Q for the fiscal quarter ended December 27, 1980, and incorporated herein by reference).

4A-2             Bond Purchase Agreement between Massachusetts Industrial Finance Agency and participating bank, dated as of
                 December 22, 1980 (filed as Exhibit 4 (b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1980, and incorporated herein by reference).

4A-3             Guaranty Agreement of Courier Corporation, dated as of December 22, 1980 (filed as Exhibit 4 (c) to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1980, and incorporated herein by reference).

4B+              Courier Employee Stock Ownership Plan, as adopted effective November 1, 1988 and as amended and restated on
                 November 4, 1993 (filed as Exhibit 4B to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 25, 1993, and incorporated herein by reference).

4C               Courier Employee Stock Ownership Plan Trust Agreement effective December 30, 1988 (filed as Exhibit 4H to the
                 Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989, and incorporated herein by reference).

4D+              Courier Corporation 1988 Employee Stock Purchase Plan (filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on January 21, 1988, and incorporated herein by reference).

4E               First Refusal Agreement, dated July 5, 1989, relating to stock owned by the Estate of Dorothy F. French (filed as
                 Exhibit 3 to the Company's Current Report on Form 8-K, dated July 6, 1989, and incorporated herein by reference).

10A-1+           Courier Corporation Stock Grant Plan (filed as Exhibit C to the Company's Proxy Statement for the Annual Meeting of
                 Stockholders held on January 20, 1977, and incorporated herein by reference).

10A-2+           Amendment, effective January 19, 1989, to the Courier Corporation Stock Grant Plan (described in Item 4 of the
                 Company's Proxy Statement for the Annual Meeting of Stockholders held January 19, 1989, and incorporated herein by reference).

10B+             Letter Agreement, dated February 8, 1990, of Courier Corporation relating to supplemental retirement benefit and consulting agreement with James F. Conway, Jr. (filed as Exhibit 10B to the Company's Annual Report on Form 10-K
                 for the fiscal year ended September 29, 1990, and incorporated herein by reference).

10C-1+           Courier Corporation 1989 Deferred Income Stock Option Plan for Non-employee Directors, effective September 28,
                 1989 (filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held January 18,
                 1990, and incorporated herein by reference).

10C-2+           Amendment, effective November 4, 1993, to the 1989 Deferred Income Stock Option Plan for Non-employee Directors
                 (filed as Exhibit 10C-2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10D-1+           Courier Corporation 1983 Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for the Annual
                 Meeting of Stockholders held on January 20, 1983, and incorporated herein by reference).

10D-2+           Amendment, effective January 17, 1985, to the Courier Corporation 1983 Stock Option Plan (described in item 2 of the Company's Proxy Statement for the Annual Meeting of Stockholders held on January 17, 1985, and incorporated herein by reference).

10D-3+           Amendment, effective January 19, 1989, to the Courier Corporation 1983 Stock Option Plan (described in Item 3 of the Company's Proxy Statement for the Annual Meeting of Stockholders held January 19, 1989, and incorporated herein by reference).

10E-1+           Executive Incentive Compensation Program as amended and restated effective December, 1987 (filed as Exhibit 10L-1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

10E-2+           The Courier Executive Compensation Program, effective October 4, 1993 (filed as Exhibit 10E-2 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10E-3+           The Management Incentive Compensation Program, effective October 4, 1993 (filed as Exhibit 10E-3 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10F+             Courier Corporation Senior Executive Severance Program and Agreements, dated October 25, 1988 pursuant to the program with Messrs. Conway III, Nichols and Story (filed as Exhibit 10P to the Company's Annual Report on
                 Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

10G              Rights Amendment between Courier Corporation and State Street Bank and Trust Company dated October 25, 1988
                 (filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated October 28, 1988, and incorporated herein by reference).

10H+             1989 Incentive Program, as amended and restated on May 28, 1992 for the purchase of Courier Common Stock by
                 Executive Officers and Key Employees of the Corporation (filed as Exhibit 10H to the Company's Annual Report on
                 Form 10-K for the fiscal year ended September 24, 1994, and incorporated herein by reference).

10I-1+           Courier Profit Sharing and Savings Plan, as adopted effective January 1, 1989 (filed as Exhibit 10I-1 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1990, and incorporated herein by reference).

10I-2+           Amendment, effective February 8, 1990, to the Courier Profit Sharing and Savings Plan (filed as Exhibit 10I-2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1990, and incorporated herein by reference).

10I-3+           Amendment, effective November 8, 1990, to the Courier Profit Sharing and Savings Plan (filed as Exhibit 10I-3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1990, and incorporated herein by reference).

10I-4+           Amendment, effective January 1, 1989, to the Courier Profit Sharing and Savings Plan (filed as Exhibit 10I-4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, and incorporated herein by reference).

10I-5+           Amendment, effective January 1, 1993, to the Courier Profit Sharing and Savings Plan (filed as Exhibit 10I-5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, and incorporated herein by reference).

10I-6+           Amendment, effective December 1, 1994, to the Courier Profit Sharing and Savings Plan (filed as Exhibit 10I-6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, and incorporated herein by reference).

10I-7*+          Amendment, effective April 1, 1995, to the Courier Profit Sharing and Savings Plan.


10J+             Agreement, as of March 3, 1993, of Courier Corporation relating to employment contract and supplemental retirement benefit with George Q. Nichols (filed as Exhibit 10J to the Company's Annual Report on Form 10-K for
                 the fiscal year ended September 25, 1993, and incorporated herein by reference).

10K*             Agreement, dated as of October 16, 1995, of Courier Corporation relating to employment of John Pugsley.


10L-1            Revolving Credit Agreement, dated as of September 26, 1991, between Courier Corporation and the First National
                 Bank of Boston, providing for an $11,000,000 revolving credit facility (filed as Exhibit 4E to the Company's
                 Annual Report on Form 10-K for the fiscal year ended September 28, 1991, and incorporated herein by reference).

10L-2            Amendment, dated November 17, 1992, to Note Agreement between Courier Corporation and the First National Bank of
                 Boston, providing for $11,000,000 revolving credit facility (filed as Exhibit 10L-2 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended September 26, 1992, and incorporated herein by reference).

10L-3            Amendment, dated March 12, 1993, to Note Agreement between Courier Corporation and the First National Bank of
                 Boston, providing for $11,000,000 revolving credit facility (filed as Exhibit 10L-3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10L-4            Amendment, dated September 20, 1993, to Note Agreement between Courier Corporation and the First National Bank of
                 Boston, providing for $11,000,000 revolving credit facility (filed as Exhibit 10L-4 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10L-5            Amendment, dated March 31, 1994, to Note Agreement between Courier Corporation and the First National Bank of
                 Boston, providing for $11,000,000 revolving credit facility (filed as Exhibit 10L-5 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended September 24, 1994, and incorporated herein by reference).

10L-6*           Amendment, dated January 26, 1995, to Note Agreement between Courier Corporation and the First National Bank of
                 Boston, providing for $11,000,000 revolving credit facility.

10L-7*           Amendment, dated March 31, 1995, to Note Agreement between Courier Corporation and the First National Bank of
                 Boston, regarding $11,000,000 revolving credit facility.

10M-1            Term Promissory Note, dated as of October 15, 1991, between Courier Corporation and MetLife Capital Credit
                 Corporation for the principal sum of $2,000,000 at 9.5% due October 15, 2001 (filed as Exhibit 4F-1 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1991, and incorporated herein by reference).

10M-2            Loan and Security Agreement, dated as of October 15, 1991, between Courier Corporation and MetLife Capital Credit
                 Corporation (filed as Exhibit 4F-2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 September 28, 1991, and incorporated herein by reference).

10N-1+           Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit A to the Company's Proxy Statement for the Annual
                 Meeting of Stockholders held January 21, 1993, and incorporated herein by reference).

10N-2+           Amendment, effective November 4, 1993, to the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit
                 10N-2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10O              Master Lease Finance Agreement, dated as of July 27, 1994, between Courier Corporation and BancBoston Leasing
                 (filed as Exhibit 10P to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, and incorporated herein by reference).

11*              Computation of Per Share Earnings.


21*              Schedule of Subsidiaries.


23*              Consent of Coopers & Lybrand L.L.P., independent accountants


27*              Financial Data Schedule

_______________________________________________________
*        Exhibit is furnished herewith.
+        Designates a Company compensation plan or arrangement.




(c)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the last quarter of the Company's fiscal year ended September 30, 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 1995.

                              COURIER CORPORATION

                            By:     s/James F. Conway III
                                 -------------------------------
                                 James F. Conway III
                                    Chairman, President and
                                    Chief Executive Officer

                            By:     s/Robert P. Story, Jr.
                                 -------------------------------
                                 Robert P. Story, Jr.
                                    Senior Vice President and
                                    Chief Financial Officer

                            By:     s/Peter M. Folger
                                 -------------------------------
                                 Peter M. Folger
                                    Vice President and Chief
                                    Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on November 20, 1995.

       s/James F. Conway III                                        s/Charles E. Otto
  ----------------------------------                           ------------------------------------
  James F. Conway III                                          Charles E. Otto
    Chairman, President and                                      Director
    Chief Executive Officer

       s/Edward J. Hoff                                            s/W. Nicholas Thorndike
  --------------------------------------                       --------------------------------------
  Edward J. Hoff                                               W. Nicholas Thorndike
     Director                                                     Director

       s/Arnold S. Lerner                                          s/Kathleen Foley Curley
  ---------------------------------------                      --------------------------------------
  Arnold S. Lerner                                             Kathleen Foley Curley
    Director                                                      Director

      s/George  Q. Nichols                                         s/Richard K. Donahue, Sr.
  -------------------------------------                        --------------------------------------
  George Q. Nichols                                            Richard K. Donahue, Sr.
     Director                                                     Director

      s/Robert P. Story, Jr.
  ----------------------------------------
  Robert P. Story, Jr.
     Director

  REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Stockholders of Courier Corporation:

  We have audited the consolidated financial statements and the financial statement schedule of Courier Corporation listed in the index on page 8 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Courier Corporation as of September 30, 1995 and September 24, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

  As described in Note C of Notes to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 in 1994.

                                        Coopers & Lybrand L.L.P.

  Boston, Massachusetts
  November 9, 1995

                              COURIER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30, 1995      SEPTEMBER 24, 1994
---------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents (Note A)                            $  1,147,000          $  3,033,000
  Accounts receivable, less allowance for uncollectible
    accounts of $564,000 in 1995 and $588,000 in 1994             20,019,000            19,150,000
  Inventories (Note B)                                             9,449,000             8,098,000
  Deferred income taxes (Note C)                                   1,236,000             1,738,000
  Other current assets                                             1,054,000               529,000
                                                                ------------          ------------
          Total current assets                                    32,905,000            32,548,000

Property, plant and equipment (Notes A and D):
  Land                                                             3,288,000             2,516,000
  Buildings and improvements                                      15,580,000            13,298,000
  Favorable building lease                                         2,816,000             2,816,000
  Machinery and equipment                                         59,417,000            58,454,000
  Furniture and fixtures                                           1,529,000             1,521,000
  Construction in progress                                         8,981,000               924,000
                                                                ------------          ------------

                                                                  91,611,000            79,529,000

  Less-Accumulated depreciation and amortization                 (55,386,000)          (52,110,000)
                                                                ------------          ------------

           Net property, plant and equipment                      36,225,000            27,419,000

Real estate held for sale or lease, net (Note H)                   2,055,000             2,142,000
Investment in AlphaGraphics, at cost (Note H)                       -                      624,000
Goodwill, at cost (Note A)                                         1,204,000             1,204,000
Other assets                                                         572,000               437,000
                                                                ------------          ------------

           TOTAL ASSETS                                         $ 72,961,000          $ 64,374,000
                                                                ============          ============


   The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                       SEPTEMBER 30, 1995       SEPTEMBER 24, 1994
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note D)                             $   382,000             $ 2,080,000
   Accounts payable                                                            8,979,000               7,898,000
   Accrued payroll                                                             3,152,000               2,816,000
   Income taxes payable                                                        1,373,000               1,918,000
   Other current liabilities                                                   6,042,000               5,083,000
                                                                             -----------             -----------
          Total current liabilities                                           19,928,000              19,795,000

Long-term debt (Note D)                                                        9,488,000               5,848,000
Deferred income taxes (Note C)                                                 3,447,000               3,972,000
Other liabilities                                                              3,272,000               3,190,000
                                                                             -----------             -----------

           Total liabilities                                                  36,135,000              32,805,000

Commitments and contingencies (Note F)

Stockholders' equity (Note G):
   Preferred stock, $1 par value-authorized 1,000,000 shares; none issued
   Common stock, $1 par value:

        Shares                     1995              1994
      -----------------------------------------------------
      Authorized               6,000,000          6,000,000
      Issued                   4,500,000          4,500,000
      Outstanding              2,007,000          1,957,000                    4,500,000               4,500,000

   Additional paid-in capital                                                  8,884,000               8,520,000
   Retained earnings                                                          47,133,000              42,696,000
   Treasury stock, at cost: 2,493,000 shares in 1995
       and 2,543,000 shares in 1994                                          (23,691,000)            (24,147,000)
                                                                             -----------             -----------

           Total stockholders' equity                                         36,826,000              31,569,000
                                                                             -----------             -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $72,961,000             $64,374,000
                                                                             ===========             ===========


The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     FOR THE YEARS ENDED
                                                                     -------------------

                                               SEPTEMBER 30, 1995     SEPTEMBER 24, 1994      SEPTEMBER 25, 1993
                                               ------------------     ------------------      ------------------
Net sales                                         $120,701,000             $122,727,000          $115,238,000
Cost of sales                                       94,666,000               98,213,000            93,911,000
                                                  ------------             ------------          ------------
   Gross profit                                     26,035,000               24,514,000            21,327,000

Selling and administrative expenses                 18,351,000               17,941,000            17,237,000
Interest expense                                       990,000                1,400,000             1,815,000
Other income (Note H)                                1,066,000                  666,000             1,080,000
                                                  ------------             ------------          ------------

   Income before taxes                               7,760,000                5,839,000             3,355,000

Provision for income taxes (Note C)                  2,530,000                2,133,000             1,166,000
                                                  ------------             ------------          ------------

Net income before cumulative effect
   of accounting change                              5,230,000                3,706,000             2,189,000

Cumulative effect on prior years of change
    in accounting for income taxes (Note C)            -                      1,525,000               -
                                                  ------------             ------------          ------------

Net income                                          $5,230,000               $5,231,000            $2,189,000
                                                  ============              ===========          ============

Net income per share:

    Net income before cumulative effect
          of accounting change                           $2.60                    $1.92                 $1.20

    Cumulative effect on prior years of change
          in accounting for income taxes               -                           0.79               -
                                                  ------------             ------------          ------------

    Net income per share                                 $2.60                    $2.71                 $1.20
                                                  ============              ===========          ============

Cash dividends declared per share                        $0.40                    $0.20               -
                                                  ============              ===========          ============


Weighted average shares outstanding                  2,015,000                1,930,000             1,823,000


The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               FOR THE YEARS ENDED
                                                                                               -------------------

                                                                     SEPTEMBER 30, 1995    SEPTEMBER 24, 1994   SEPTEMBER 25, 1993
                                                                     ------------------    ------------------   ------------------
Operating Activities
  Net income                                                              $ 5,230,000            $5,231,000            $2,189,000
  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                           5,950,000             5,830,000             6,338,000
    Other non-cash items                                                      382,000               426,000               412,000
    Deferred income taxes                                                     (23,000)             (216,000)           (1,539,000)
    Tax accounting change (Note C)                                                 -             (1,525,000)                   -
    Change in accounts receivable                                            (869,000)              618,000                41,000
    Change in inventory                                                    (1,351,000)            1,202,000            (1,358,000)
    Change in accounts payable                                              1,081,000              (185,000)            1,294,000
    Change in income taxes payable                                           (545,000)              629,000             4,302,000
    Change in other elements of working capital                               770,000              (326,000)             (490,000)
    Other, net                                                               (827,000)              273,000               681,000
                                                                          -----------           -----------           -----------
Cash provided from operations                                               9,798,000            11,957,000            11,870,000

Investment Activities
   Capital expenditures                                                   (14,961,000)           (2,242,000)           (3,428,000)
   Proceeds from sale of assets                                               820,000               324,000               140,000
   Proceeds from sale of investment in AlphaGraphics (Note H)                 953,000                    -                     -
                                                                          -----------           -----------           -----------

Cash used for investment activities                                       (13,188,000)           (1,918,000)           (3,288,000)

Financing Activities
   Scheduled long-term debt repayments                                     (2,080,000)           (2,065,000)           (2,231,000)
   Other long-term borrowings (repayments)                                  4,022,000            (5,833,000)           (6,368,000)
   Cash dividends                                                            (793,000)             (382,000)                   -
   Proceeds from stock plans                                                  355,000               666,000               251,000
                                                                          -----------           -----------           -----------

Cash provided from (used for) financing activities                          1,504,000            (7,614,000)           (8,348,000)
                                                                          -----------           -----------           -----------

Increase (decrease) in cash and cash equivalents                           (1,886,000)            2,425,000               234,000

Cash at the beginning of the period                                         3,033,000               608,000               374,000
                                                                          -----------           -----------           -----------

Cash at the end of the period                                              $1,147,000            $3,033,000              $608,000
                                                                          ===========           ===========           ===========
Supplemental cash flow information:

   Interest paid                                                           $1,173,000            $1,435,000            $1,926,000

   Income taxes paid (net of receipts)                                     $2,880,000            $1,667,000           ($2,600,000)


The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          COMMON       ADDITIONAL       RETAINED        TREASURY      STOCKHOLDERS'
                                           STOCK      PAID-IN CAPITAL   EARNINGS         STOCK           EQUITY
                                        ----------    ---------------  -----------     ------------     -----------
Balance, September 26, 1992             $4,500,000      $8,165,000    $35,658,000     $(25,776,000)    $22,547,000
    Net income                                 -               -        2,189,000              -         2,189,000
    Allocation of stock by ESOP                -               -              -            372,000         372,000
    Shares issued under stock plans            -            (8,000)           -            483,000         475,000
                                        --------------------------------------------------------------------------

Balance, September 25, 1993              4,500,000       8,157,000     37,847,000      (24,921,000)     25,583,000
    Net income                                 -               -        5,231,000              -         5,231,000
    Cash dividends                             -               -         (382,000)             -          (382,000)
    Purchase of Company stock                  -               -              -            (18,000)        (18,000)
    Allocation of stock by ESOP                -           201,000            -            186,000         387,000
    Shares issued under stock plans            -           162,000            -            606,000         768,000
                                        --------------------------------------------------------------------------

Balance, September 24, 1994              4,500,000       8,520,000     42,696,000      (24,147,000)     31,569,000
    Net income                                 -               -        5,230,000              -         5,230,000
    Cash dividends                             -               -         (793,000)             -          (793,000)
    Allocation of stock by ESOP                -           153,000            -            190,000         343,000
    Shares issued under stock plans            -           211,000            -            266,000         477,000
                                        --------------------------------------------------------------------------

Balance, September 30, 1995             $4,500,000      $8,884,000    $47,133,000     $(23,691,000)    $36,826,000
                                        ==========================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Courier Corporation helps organizations manage the process of creating and distributing intellectual properties. Services include the preparation, production, storage and distribution of information in a variety of formats from traditional books to CD-ROMs and online services. Products include Bibles, reference texts, books, software manuals and technical documentation.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions. Fiscal year 1995 was a 53 week period compared with fiscal years 1994 and 1993 which were 52 week periods.

CASH EQUIVALENTS: The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Interest of approximately $120,000 was capitalized in fiscal 1995. No interest was capitalized in fiscal 1994 or fiscal 1993. The Company provides for depreciation of plant and equipment on a straight-line basis over periods ranging from 3 to 11 years, except for depreciation on buildings and improvements which is based on estimated useful lives ranging from 10 to 40 years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. A favorable building lease is being amortized over the life of the lease, which expires in 2005. Expenditures for maintenance and repairs are charged against income as incurred; betterments which increase the value or materially extend the life of the related assets are capitalized. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

GOODWILL: Goodwill is stated at cost and represents the excess of the consideration paid over the estimated fair value of the net assets of a company purchased prior to October 31, 1970; such amount is not being amortized because management believes that the value has not diminished.

INCOME TAXES: The provision for income taxes includes federal and state taxes based on income. Deferred income taxes are recorded based upon the differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards.

NOTE B. INVENTORIES

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for substantially all inventories.  Inventories as of
September 30, 1995 and September 24, 1994 consisted of:
                                                                                     Fiscal Year
                                                                        ------------------------------------
                                                                           1995                      1994
                                                                           ----                      ----
Raw materials                                                           $4,984,000                $2,913,000
Work in process                                                          3,529,000                 4,368,000
Finished goods                                                             936,000                   817,000
                                                                        ----------                ----------
Total                                                                   $9,449,000                $8,098,000
                                                                        ==========                ==========

On a first-in, first-out (FIFO) basis, reported year-end inventories would have increased by $5.9 million in 1995 and $5.1 million in 1994.

NOTE C. INCOME TAXES

Effective September 26, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method of accounting for deferred income taxes. This method utilizes current tax rates, whereas much of the Company's deferred tax liabilities had been determined in past years when the liabilities arose and when tax rates were higher. As a result, the cumulative effect on prior years relating to the adoption of this required accounting change was an increase in net income of $1,525,000 or $.79 per share, reported in the first quarter of fiscal year 1994. Financial statements for years prior to fiscal 1994 have not been restated to apply the provisions of SFAS No. 109.

The statutory federal tax rate is 34%. The total provision differs from that computed using the statutory federal income tax rate for the following reasons:

                                                                                 Fiscal Year
                                                                  ------------------------------------------
                                                                     1995            1994            1993
                                                                     ----            ----            ----
Federal income taxes at statutory rate                            $2,638,000      $1,985,000      $1,141,000
State income taxes, net of federal income tax benefit                259,000         449,000         448,000
Export related income                                               (277,000)       (277,000)       (297,000)
Dividend deduction                                                   (96,000)              -               -
Income from life insurance proceeds                                        -               -         (70,000)
Other                                                                  6,000         (24,000)        (56,000)
                                                                  ----------      ----------      ----------
Total                                                             $2,530,000      $2,133,000      $1,166,000
                                                                  ==========      ==========      ==========

The provision for income taxes consisted of the following:

                                                                             Fiscal Year
                                                          -----------------------------------------------
                                                             1995                1994             1993
                                                             ----                ----             ----
   Currently payable:
     Federal                                              $2,127,000          $1,591,000      $ 2,022,000
     State                                                   426,000             758,000          683,000
                                                          ----------          ----------       ----------
                                                           2,553,000           2,349,000        2,705,000
                                                          ----------          ----------       ----------
   Deferred:
     Federal                                                  11,000            (138,000)      (1,535,000)
     State                                                   (34,000)            (78,000)          (4,000)
                                                          ----------          ----------       ----------
                                                             (23,000)           (216,000)      (1,539,000)
                                                          ----------          ----------       ----------
   Total                                                  $2,530,000          $2,133,000      $ 1,166,000
                                                          ==========          ==========      ===========

The deferred income tax provision (benefit) arose from the following temporary differences:
                                                                            Fiscal Year
                                                           ------------------------------------------
                                                             1995              1994            1993
                                                             ----              ----            ----
Accelerated depreciation                                   $(479,000)       $(262,000)    $  (312,000)
Non-deductible accruals and reserves                         281,000           42,000        (490,000)
Utilization of tax credits                                   214,000           21,000               -
Retirement plan contributions                                (61,000)         (10,000)         81,000
Deduction of foreign advances                                      -               -          (678,000)
Other                                                         22,000           (7,000)       (140,000)
                                                           ---------        ----------    ------------
Total                                                      $ (23,000)       $(216,000)    $(1,539,000)
                                                           =========        =========     ===========

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of September 30, 1995 and September 24, 1994:

                                                                           Fiscal Year
                                                                  -----------------------------
                                                                     1995               1994
                                                                     ----               ----
   Deferred tax assets:
     Vacation accrual not currently deductible                    $  389,000         $  391,000
     Other accruals not currently deductible                         252,000            524,000
     Non-deductible reserves                                         567,000            572,000
     Alternative minimum tax carryforward                                  -             214,000
     Other                                                            28,000             37,000
                                                                  ----------         ----------
       Classified as current                                       1,236,000          1,738,000
     Deferred compensation arrangements                              713,000            654,000
     Other                                                            (6,000)             7,000
                                                                  ----------         ----------

       Total                                                      $1,943,000         $2,399,000
                                                                  ==========         ==========
   Deferred tax liabilities:
     Accelerated depreciation                                     $4,154,000         $4,633,000
                                                                  ==========         ==========

Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

NOTE D. LONG-TERM DEBT

Long-term debt of the Company and its consolidated subsidiaries consisted of the following:

                                                                                        Fiscal Year
                                                                                ----------------------------
                                                                                    1995             1994
                                                                                    ----             ----
9.5% secured promissory note, payable in monthly installments                    $1,405,000       $1,571,000
 through October 2001
Obligation under revolving bank credit facility at 7.5% as of
 September 30, 1995                                                               7,965,000                -
Obligation under industrial revenue bond arrangement at 65% of prime rate (5.7% at September 30, 1995), payable in
 semi-annual installments of $100,000 through December 1997                         500,000          700,000
10.55% senior promissory note                                                             -        5,657,000
                                                                                 ----------        ---------
                                                                                  9,870,000        7,928,000
Less: Current maturities                                                            382,000        2,080,000
                                                                                 ----------       ----------
Total                                                                            $9,488,000       $5,848,000
                                                                                 ==========       ==========

Scheduled aggregate principal payments of long-term debt are $382,000 in fiscal 1996, $401,000 in fiscal 1997, $8,285,000 in fiscal 1998, $242,000 in fiscal
1999, $266,000 in fiscal 2000 and $294,000 thereafter.

The Company maintains an $11 million long-term revolving credit agreement at the lender's prime interest rate. Borrowings under this facility amounted to approximately $8.0 million at September 30, 1995. This revolving facility matures in January 1998 and is included in scheduled aggregate principal payments due in 1998, although the maturity date is expected to be extended periodically. A provision of the revolving credit agreement requires a commitment fee of 1/2% per annum of the unused portion.

Subsequent to its annual $1.7 million installment payment made in June 1995, the Company redeemed the outstanding balance of its 10.55% senior promissory note. The $3.9 million principal balance on the note, which originally provided for annual installments through 1998, was paid in its entirety in August 1995. A prepayment penalty of $92,000 was also paid at that time.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, incurrence of additional indebtedness and a quarterly test of cash flow to debt service. The industrial revenue bond arrangement and the 9.5% promissory note provide for a lien on the assets acquired with the proceeds.

The Company also maintains an informal line of credit providing for aggregate borrowings of $10 million at an interest rate not to exceed the lender's prime rate. There have been no short-term borrowings against the Company's line during the three fiscal years ended September 30, 1995.

NOTE E. RETIREMENT PLANS

The Company and its consolidated subsidiaries maintain various retirement plans covering substantially all of its employees. Pension costs of multi-employer union plans consist of defined contributions determined in accordance with the respective collective bargaining agreements. Retirement benefits for non-union employees are provided through the Courier Employee Stock Ownership Plan (ESOP) and the Courier Profit Sharing and Savings Plan. Non-union employees become participants in these retirement plans after completing at least one year of eligible service. Retirement costs for the Company's principal plans amounted to $1,328,000 in fiscal 1995, $1,338,000 in fiscal 1994, and $1,325,000 in fiscal 1993.

The ESOP allocates shares of Company common stock to participants annually based on their compensation as defined in the plan. During fiscal 1995, 20,761 shares were allocated to participants representing the contribution for the plan year ended December 31, 1994. The shares allocated to participants were contributed to the ESOP from the Company's treasury stock during fiscal 1995. Shares held by the ESOP on behalf of the participants were 153,970 at September 30, 1995.

The Profit Sharing and Savings Plan is qualified under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to

16% of their compensation, with the Company matching 25% of the first 6% of employee contributions. The Company also makes contributions based on profits each year for the benefit of all eligible employees under the plan.

NOTE F. COMMITMENTS AND CONTINGENCIES

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged against income under such leases approximated $2,428,000 in fiscal 1995, $1,681,000 in fiscal 1994, and $1,294,000 in fiscal 1993. As of September 30, 1995, minimum annual rental commitments under the Company's long-term operating leases were projected to amount to $1,871,000 in fiscal 1996, $1,355,000 in fiscal 1997, $1,120,000 in fiscal 1998, $1,117,000 in fiscal 1999, $1,103,000 in fiscal 2000 and $4,745,000 thereafter.

NOTE G. STOCK ARRANGEMENTS

STOCK OPTION/INCENTIVE PLANS: In January 1993, shareholders approved the Courier Corporation 1993 Stock Incentive Plan to replace the expiring 1983 Stock Option Plan. Under the provisions of each plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees. The option price per share for incentive stock options may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant. The 1993 Stock Incentive Plan provides that 130,000 shares be reserved for the granting of stock options, stock grants or stock appreciation rights.

The following table summarizes stock option activity for these plans for each of the last three fiscal years:

                                                                                Fiscal Year
                                                               ---------------------------------------------
                                                                1995               1994               1993
                                                                ----               ----               ----
Option Shares:
Outstanding at beginning of period                              227,550           229,574           153,324
Issued during period                                             21,930            72,150           102,000
Exercised during period                                         (12,450)          (52,224)          (22,500)
Canceled during period                                           (3,350)          (21,950)           (3,250)
                                                                -------           -------           -------
Outstanding at end of period                                    233,680           227,550           229,574
                                                                =======           =======           =======

Exercisable at end of period                                    133,323           101,650           109,964

Shares available for granting of options
 at end of period                                                 6,270            28,200            97,000

Average price of options outstanding at
 end of period                                                  $ 14.48           $ 13.87           $ 12.80

Average price of options exercised during
 the period                                                     $ 13.41           $ 10.57           $  5.95

STOCK GRANT PLAN: The Company established a stock grant plan in 1977 entitling key employees to receive shares of common stock of the Company. Shares granted are either fully vested or vest after a 5 year period. The maximum number of shares of common stock which may be awarded under the stock grant plan is 132,500 shares and no more than 22,500 shares may be awarded in any one fiscal year. No shares were granted under the plan in fiscal 1995 and fiscal 1994; 2,700 shares were granted in fiscal 1993. The related compensation expense, based on the amortization over a five-year vesting period of the fair market value of the shares on the date granted, was $39,000 in 1995, $63,000 in 1994 and $153,000 in 1993. As of September 30, 1995, there were 10,719 shares available for future grants under the plan.

EMPLOYEE STOCK PURCHASE PLAN: Under the Company's Employee Stock Purchase Plan adopted in fiscal 1988, eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the beginning or end of the grant period. At September 30, 1995, 44,694 shares had been issued under the plan at an average price of $11.32 per share with an additional 45,306 shares reserved for future issuances.

DIRECTORS' OPTION PLAN: A 1989 plan, as amended in November 1993, allows members of the Company's Board of Directors to make an election to apply either 50% or 100% of their annual director's fee toward the annual grant of a stock option to be offered at a price per share $5 below the fair market value of the Company's common stock at the time the option is granted. The annual director's fee for 1995 was $12,000. The plan, as approved by stockholders, provides that 100,000 shares be reserved for the granting of options.

The following table summarizes stock option activity for this plan for each of the last three fiscal years:
                                                                                     Fiscal Year
                                                                           ------------------------------------
                                                                             1995         1994           1993
                                                                             ----         ----           ----
Option Shares:
Outstanding at beginning of period                                          18,600       13,200         19,600
Issued during period                                                         9,200        9,600          6,000
Exercised during period                                                     (9,400)      (4,200)       (10,800)
Canceled during period                                                      (6,000)           -         (1,600)
                                                                            ------       ------         ------
Outstanding at end of period                                                12,400       18,600         13,200
                                                                            ======       ======         ======

Exercisable at end of period                                                12,400        18,600        13,200
Shares available for granting of options at end of period                   62,400        65,600        75,200
Average price of options outstanding at end of period                       $10.89        $10.89        $10.78
Average price of options exercised during the period                        $ 7.69        $ 6.49        $ 5.63

STOCKHOLDERS' RIGHTS PLAN: In October 1988, the Board of Directors adopted a stockholders' rights plan. Under the plan, the Company's stockholders of record at November 4, 1988 received rights to purchase one one-hundredth of a share of preferred stock for each share of common stock held on that date, at an exercise price of $75 per one-hundredth of a share. The rights will be exercised only if a person or group either acquires or announces a proposal to acquire 20% or more of the Company's outstanding stock. In addition, if a large holder of the Company's stock merges with the Company or acquires a substantial part of the Company's assets, the rights will entitle holders to purchase stock in the surviving Company at half of its then-current market price. If there is no merger, but a large stockholder engages in one of a number of specified self-dealing transactions involving the Company, the rights will entitle holders to purchase stock in the Company at half of its then-current market price. The rights may also be redeemed by the Company at $.01 per right for up to ten business days after the time any person or group has acquired 20% or more of the Company's shares. The rights expire in 1998.

NOTE H. OTHER INCOME

Other income as reported in the accompanying income statements consisted of the following:

                                                                                 Fiscal Year
                                                                --------------------------------------------
                                                                    1995            1994              1993
                                                                    ----            ----              ----
Net rental income                                               $  335,000        $601,000        $  710,000
Gain on sale of investment in AlphaGraphics                        329,000               -                 -
Dividend income                                                    402,000          65,000            70,000
Income from life insurance policy                                        -               -           175,000
Other                                                                    -               -           125,000
                                                                ----------        --------        ----------
Total                                                           $1,066,000        $666,000        $1,080,000
                                                                ==========        ========        ==========

Net rental income is derived from two buildings which are separately reported in the accompanying balance sheets as "Real estate held for sale or lease, net." The lease on one of these properties expired September 30, 1994 and the facility is currently vacant pending sale or lease. Management does not believe that there is any material impairment of this or any other asset of the Company as measured in accordance with recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

On September 29, 1995, AlphaGraphics repurchased the Company's investment interest and paid the related cumulative dividends. The Company received $953,000 for its investment in AlphaGraphics resulting in a gain of $329,000. In addition, the Company received $347,000 in cumulative dividends.

NOTE I. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company is engaged in one industry, the manufacture of printed products. Customers, which consist primarily of publishers, are granted credit on an unsecured basis.

Export sales as a percentage of consolidated sales were approximately 16% in fiscal 1995 and fiscal 1994 and 17% in fiscal 1993. Sales to a religious book customer amounted to approximately 27% of consolidated sales in fiscal 1995, 25% in fiscal 1994 and 27% in fiscal 1993. No other customer accounted for more than 10% of consolidated sales.

                              COURIER CORPORATION
                     FINANCIAL AND MARKET DATA (UNAUDITED)


Fiscal 1995:  (dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------
                                                First       Second      Third       Fourth
-------------------------------------------------------------------------------------------
Operating Results:
Net sales                                       $30,916     $29,643     $30,210     $29,932
Gross profit                                      6,687       6,171       6,458       6,719
Net income                                        1,002         758       1,217       2,253
Net income per share                               0.50        0.38        0.60        1.10
Dividends declared per share                       0.10        0.10        0.10        0.10
Stock Price:
     Highest bid                                 18 1/2      18 3/4      20          21 1/2
     Lowest bid                                  15 1/2      16 1/4      17 1/4      18 3/4

Fiscal 1994:  (dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------
                                                First       Second      Third       Fourth
-------------------------------------------------------------------------------------------
Operating Results:
Net sales                                       $30,037     $30,576     $32,343     $29,771
Gross profit                                      5,670       5,107       6,545       7,192
Net income before cumulative effect of
     accounting change                              675         340       1,100       1,591
Net income                                        2,200         340       1,100       1,591
Net income per share before cumulative effect
     of accounting change                          0.35        0.18        0.57        0.81
Net income per share                               1.15        0.18        0.57        0.81
Dividends declared per share                       0.05        0.05        0.05        0.05
Stock Price:
     Highest bid                                 20          19 1/2      18 1/2      16 1/2
     Lowest bid                                  12 3/4      16 3/4      14 1/2      14 1/2

Common shares of the Company are traded over-the-counter on the Nasdaq national market system-symbol "CRRC".

There were approximately 635 shareholders of record as of September 30, 1995.

                              COURIER CORPORATION
                               FINANCIAL SUMMARY

(Dollar amounts in millions except per share data)
--------------------------------------------------------------------------------------------------------
                                                  1995       1994*        1993       1992**       1991
--------------------------------------------------------------------------------------------------------
Net sales                                         $120.7      $122.7      $115.2      $121.9      $124.2

Gross profit                                        26.0        24.5        21.3        16.5        21.2

Net income (loss) before cumulative effect
     of accounting change                            5.2         3.7         2.2        (6.0)        1.3

Net income (loss)                                    5.2         5.2         2.2        (6.0)        1.3

Net income (loss) per share before cumulative
     effect of accounting change                    2.60        1.92        1.20       (3.44)       0.75

Dividends per share                                 0.40        0.20        -           0.20        0.40

Working capital                                     13.0        12.8        10.5        13.9        16.5

LIFO reserve                                         5.9         5.1         5.2         5.4         5.3

Current ratio (FIFO basis)                           1.9         1.9         1.8         2.1         2.1

Total assets                                        73.0        64.4        66.0        70.7        82.4

Long-term debt                                       9.5         5.8        13.8        22.2        23.9

Long-term debt as a percentage of capitalization    20.5%       15.6%       35.0%       49.6%       45.6%

Depreciation and amortization                        6.0         5.8         6.3         6.8         6.2

Capital expenditures                                15.0         2.2         3.4         2.5         8.7

Stockholders' equity                                36.8        31.6        25.6        22.5        28.4

Return on stockholders' equity                      14.2%       16.6%        8.6%      -26.8%        4.5%

Stockholders' equity per share                     18.35       16.13       13.67       12.77       16.49

Shares outstanding (000's omitted)                 2,007       1,957       1,872       1,766       1,725

Number of employees                                1,103       1,093       1,165       1,155       1,396


Earnings per share are based on weighted average shares outstanding; stockholders' equity per share is based on shares outstanding at year end.

 * Fiscal 1994 net income includes non-cash income of $1.5 million from the adoption of SFAS No. 109, "Accounting for Income Taxes," resulting in net income per share of $2.71 (Note C).

** Fiscal 1992 results include a charge of $2.1 million or $1.18 per share for closing the Company's U.K. plant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    Sales in fiscal 1995 were $120.7 million, down 1.7% from fiscal 1994 sales of $122.7 million. (Fiscal 1995 included 53 weeks compared to 52 weeks in 1994). The decline in sales reflects the impact of a Company initiative designed to improve the quality of revenue by shifting the focus away from commodity-like business, adding new services enabling growth in higher value-added turnkey relationships and enhancing the skills of the sales and service teams to deliver these new services. Sales in fiscal 1994 were $122.7 million, compared to fiscal 1993 sales of $115.2 million. The 6.5% increase in sales was attributable to sales growth across nearly all the major markets served by the Company. Sales of software documentation and educational publishers' materials were particularly strong.

    Gross profits in 1995 were approximately $1.5 million higher than 1994 and, as a percentage of sales, increased from 20.0% to 21.6%. The increase was attributable to the improvement in the quality of revenue, as well as cost reductions and other benefits associated with process improvements. Gross profits increased by approximately $3.2 million from 1993 to 1994. As a percentage of sales, gross profit improved from 18.5% to 20.0%. The improvement reflects the impact of sales growth, cost containment efforts and productivity gains, reduced by on-going development costs at the Company's Electronic Publishing Innovations Center (Courier EPIC).

    Selling and administrative expenses in 1995 increased by approximately $0.4 million or 2% over 1994. As a percentage of sales, selling and administrative expenses were 14.6% in 1994 compared to 15.2% in 1995. The increase resulted from higher selling costs, the introduction of copyright management services, costs associated with improvements to the Company's information systems, and the additional week in fiscal 1995. These factors more than offset a reduction in administrative expenses. From 1993 to 1994, selling and administrative expenses increased by $0.7 million or 4% due to continued growth and expansion of services at Courier EPIC and increased selling expenses. However, as a percentage of sales, selling and administrative expenses decreased from 15.0% to 14.6%.

    Interest expense for fiscal 1995 was $0.4 million lower than fiscal 1994 as average borrowings were approximately $4.8 million lower in fiscal 1995 than fiscal 1994. A lower average borrowing rate also contributed to the reduction in interest expense. From 1993 to 1994, interest expense decreased by approximately $0.4 million due to a reduction in borrowings of approximately $7.9 million during the year.

    In 1995, other income includes a $329,000 gain on the sale of the Company's investment in AlphaGraphics and dividend income of approximately $400,000 related to that investment. Net rental income was $335,000 in 1995. In 1994, other income includes approximately $65,000 in dividends received from AlphaGraphics, as well as $601,000 of net rental income. The 1994 net rental income includes $425,000 from a building lease which expired on September 30, 1994. The property is currently vacant pending sale or lease. In 1993, other income included approximately $175,000 from a life insurance policy and approximately $70,000 in dividends from AlphaGraphics, as well as $710,000 of net rental income.

    The Company's tax rate was 33% for 1995 compared to 37% for 1994. The lower tax rate reflects the benefit of the tax exempt portion of dividend income and a lower effective state income tax rate. The Company's tax rate of 37% for 1994 was slightly higher than the 1993 rate of 35% because 1993 included tax exempt income from life insurance proceeds.

    Net income before the cumulative effect of an accounting change was $5.2 million for fiscal 1995, up 41% from $3.7 million in fiscal 1994. These earnings, on a per share basis, increased 35% to $2.60 per share in fiscal 1995 versus $1.92 per share in fiscal 1994. The improvement in gross profit margins and income associated with the sale of the Company's investment in AlphaGraphics were the primary factors contributing to the improvement in earnings. Net income before the cumulative effect of an accounting change for fiscal 1994 was $3.7 million or $1.92 per share compared to $2.2 million or $1.20 per share for fiscal 1993. The increase in income of $1.5 million or 69% reflects the impact of increased sales, cost containment efforts and productivity improvements. Weighted average shares outstanding increased by 85,000 shares from 1994 to 1995 and 107,000 shares from 1993 to 1994 due to shares allocated under the Employee Stock Ownership Plan and additional equivalent shares for stock options.

    At the beginning of fiscal 1994, the Company adopted SFAS No. 109 "Accounting for Income Taxes," which requires companies to determine deferred income taxes under the liability method of accounting. The cumulative effect on prior years relating to the adoption of this required accounting change produced one-time, non-cash income of $1.5 million, increasing net income for fiscal 1994 to $5.2 million or $2.71 per share.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for stock-based employee compensation plans. The Company has until fiscal 1997 to adopt SFAS No. 123; this pronouncement will apply to options granted after 1995.

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 1995, operations provided approximately $9.8 million in cash. Cash provided from earnings was $5.2 million and depreciation was $6.0 million. This cash was utilized in part to fund a $1.4 million increase in inventory, primarily because of higher paper prices and stocking levels.

    Investment activities in 1995 utilized approximately $13.2 million in cash. Capital expenditures were $15.0 million while proceeds of approximately $1.0 million were received from the sale of the Company's investment in AlphaGraphics and $0.8 million from the sale of equipment. Capital expenditures included approximately $5.5 million for four new binding lines, $4.3 million for a four-color web press, $2.6 million for the purchase of a previously leased 128,000 square foot manufacturing facility in Philadelphia, and continued improvements to Company information systems. Another press installed early in fiscal 1995 was financed under a $4.5 million operating lease. Capital expenditures for fiscal 1996 are expected to be approximately half of the fiscal 1995 level.

    Financing activities provided approximately $1.5 million of cash in 1995, primarily in long-term borrowings of $1.9 million. Dividend payments were approximately $0.8 million while proceeds received from Company stock plans were $0.4 million. In August 1995, the Company redeemed the entire outstanding principal amount of the 10.55% senior promissory note outstanding of $3.9 million. The redemption was funded by utilizing available credit lines at more favorable interest rates than the promissory note. In November 1995, the Company increased its quarterly dividend from $.10 per common share to $.12 per common share.

    The Company maintains an $11 million long-term revolving credit facility. This revolving facility matures in January 1998 and is expected to be extended periodically. The revolving credit facility contains restrictive covenants, including provisions related to the maintenance of working capital, incurrence of additional indebtedness and a quarterly test of cash flow to debt service.

    The Company continues to maintain an informal bank credit line of $10 million. There were no short-term borrowings during fiscal 1995. The Company expects that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 1996. In fiscal 1996, the Company expects to obtain approximately $1 million of development bond financing at a 3% interest rate in connection with the fiscal 1995 purchase of the Philadelphia building.

EFFECTS OF INFLATION

    The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the rate of inflation has remained moderate, which has allowed the Company to pass on to customers a significant portion of inflationary cost increases through price adjustments, except where otherwise dictated by competition. By accounting for most inventories on a LIFO basis, the earnings reported in the Company's financial statements more closely approximate the level of earnings which would be reported if measured in terms of constant, current value dollars.

    Paper markets began tightening in the latter half of 1994 and paper prices rose significantly throughout 1995; a trend that may continue into 1996. The Company believes that it can continue to pass on paper cost increases to its customers through price adjustments.

                              COURIER CORPORATION

                     SCHEDULE II  -  CONSOLIDATED VALUATION
                      AND QUALIFYING ACCOUNTS AND RESERVES

---------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                 BALANCE AT     CHARGED TO                    BALANCE AT
                                                 BEGINNING       COSTS AND                      END OF
DESCRIPTION                                       OF PERIOD      EXPENSES      DEDUCTIONS       PERIOD
---------------------------------------------------------------------------------------------------------
Fiscal year ended September 30, 1995:
      Allowance for uncollectible accounts          $588,000      $204,000       $228,000       $564,000


Fiscal year ended September 24, 1994:
      Allowance for uncollectible accounts          $683,000      $269,000       $364,000       $588,000


Fiscal year ended September 25, 1993:
      Allowance for uncollectible accounts          $594,000      $183,000        $94,000       $683,000