Form 10-Q
period 1995-12-30
COURIER CORP
filed 1996-02-13
CIK 25212

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(MARK ONE)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 DECEMBER 30, 1995
                               ------------------------------------------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    ----------------------

COMMISSION FILE NUMBER                  0-7597
                       --------------------------------------------------------

                             COURIER CORPORATION
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2502514
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

165 JACKSON STREET, LOWELL, MASSACHUSETTS                    01852
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                (508) 458-6351
-------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                  NO CHANGE
-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
 REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X      NO
    -------      -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                           OUTSTANDING AT FEBRUARY 5, 1996
-----------------------------             -----------------------------------
 COMMON STOCK, $1 PAR VALUE                         2,021,881 SHARES

                              COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)

                                              December 30,   September 30,
ASSETS                                            1995           1995
------                                        ------------   -------------
Current assets:
   Cash and cash equivalents                    $     26        $ 1,147
   Accounts receivable, less allowance
     for uncollectible accounts                   23,148         20,019
   Inventories (Note B)                           12,906          9,449
   Deferred income taxes                           1,230          1,236
   Other current assets                              984          1,054
                                                --------        -------

     Total current assets                         38,294         32,905

Property, plant and equipment, less
  accumulated depreciation: $57,193
  at December 30, 1995 and $55,386
  at September 30, 1995                           35,126         36,225

Real estate held for sale or lease, net            2,025          2,055

Goodwill, at cost                                  1,204          1,204

Other assets                                         576            572
                                                 -------        -------

  Total assets                                   $77,225        $72,961
                                                 =======        =======



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)

                                                 December 30,    September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1995            1995
------------------------------------             ------------    -------------
Current liabilities:
   Current maturities of long-term debt             $   382         $   382
   Accounts payable                                  11,249           8,979
   Income taxes payable                                 990           1,373
   Other current liabilities                          8,153           9,194
                                                    -------         -------

      Total current liabilities                      20,774          19,928

Long-term debt                                       12,286           9,488
Deferred income taxes                                 3,548           3,447
Other liabilities                                     3,274           3,272
                                                    -------         -------

      Total liabilities                              39,882          36,135
                                                    -------         -------

Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 4,500,000 shares       4,500           4,500
   Additional paid-in capital                         8,939           8,884
   Retained earnings                                 47,516          47,133
   Treasury stock, at cost: 2,484,000 shares
      at December 30, 1995 and 2,493,000
      shares at September 30, 1995                  (23,612)        (23,691)
                                                    -------         -------

      Total stockholders' equity                     37,343          36,826
                                                    -------         -------

Total liabilities and stockholders' equity          $77,225         $72,961
                                                    =======         =======

                The accompanying notes are an integral part of
                    the consolidated financial statements.


                               COURIER CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands except per share amounts)

                                                  THREE MONTHS ENDED
                                             ----------------------------
                                              December 30,    December 31,
                                                  1995            1994
                                             --------------  --------------
                                               (13 weeks)      (14 weeks)
Net sales                                      $  30,115       $  30,916
Cost of sales                                     24,504          24,229
                                               ---------       ---------

  Gross profit                                     5,611           6,687

Selling and administrative expenses                4,508           4,902
Interest expense, net                                212             224
Other income, net                                     26              45
                                               ---------       ---------

  Pretax income                                      917           1,606

Provision for income taxes (Note C)                  293             604
                                               ---------       ---------

  Net income                                   $     624       $   1,002
                                               =========       =========

  Net income per share                         $    0.30       $    0.50
                                               =========       =========

Cash dividends declared per share              $    0.12       $    0.10
                                               =========       =========


Weighted average shares outstanding            2,084,000       1,990,000




                The accompanying notes are an integral part of
                    the consolidated financial statements.

                             COURIER CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)


                                                  THREE MONTHS ENDED
                                              -----------------------------
                                              December 30,     December 31,
                                                  1995             1994
                                              ------------     ------------
Cash used for operations                        $(2,996)         $  (818)
                                                -------          -------

Investment activities:
  Capital expenditures                             (682)          (3,262)
                                                -------          -------

Financing activities:
  Repayment of long-term debt                      (146)            (141)
  Increase in long-term borrowings                2,944            1,820
  Cash dividends                                   (241)            (196)
                                                -------          -------

Cash provided from financing activities           2,557            1,483
                                                -------          -------


Decrease in cash and cash equivalents            (1,121)          (2,597)

Cash at the beginning of the period               1,147            3,033
                                                -------          -------

Cash at the end of the period                   $    26          $   436
                                                =======          =======



                The accompanying notes are an integral part of
                    the consolidated financial statements.

                               COURIER CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED FINANCIAL STATEMENTS
         ------------------------------

         The balance sheet as of December 30, 1995, the statements of income and the statements of cash flows for the three month periods ended
         December 30, 1995 and December 31, 1994 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

         Fiscal year 1996 will be comprised of 52 weeks compared to 53 weeks in fiscal 1995; the additional week was included in the first quarter of fiscal 1995 in the accompanying financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data as of September 30, 1995 was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1995.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for stock-based employee compensation plans; this pronouncement will apply to options granted in fiscal 1996 and thereafter. The Company has until fiscal 1997 to adopt SFAS No. 123 and is continuing to evaluate whether or not it will change to the recognition provisions of this pronouncement.


B.       INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:


                                            (000's Omitted)
                                ----------------------------------------
                                  December 30,             September 30,
                                     1995                       1995
                                --------------             -------------

           Raw materials           $ 6,489                     $4,984
           Work in process           5,080                      3,529
           Finished goods            1,337                        936
                                   -------                     ------
                                   $12,906                     $9,449
                                   =======                     ======



                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         C.       INCOME TAXES

                  The statutory federal tax rate is 34%. The total provision differs from that computed using the statutory federal tax rate for the following reasons:


                                                      (000's Omitted)
                                                     Three Months Ended
                                               ------------------------------
                                                December 30,     December 31,
                                                   1995              1994
                                               --------------    ------------

                  Federal income taxes at
                    statutory rate                 $312              $546
                  State income taxes, net            27                83
                  Export related income             (34)              (50)
                  Other                             (12)               25
                                                   ----              ----
                      Total provision              $293              $604
                                                   ====              ====


                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
---------------------

Sales in the first quarter of fiscal 1996 were $30.1 million versus $30.9 million in the corresponding period last year. The first quarter of fiscal 1995 included 14 weeks compared to 13 weeks in this year's first quarter. After adjusting for the extra week, sales increased 5% over the first quarter of fiscal 1995. Sales in the publishing and religious market segments grew by 15% over last year. However, sales to the documentation market were down significantly due in part to delays in product releases by a number of key documentation customers relating to the timing of Microsoft's release of Windows'95. This market is expected to experience continued volatility for the foreseeable future as customers adjust to rapid changes in their business.

Gross profit in the first quarter was $5.6 million versus $6.7 million in the prior year's first quarter and, as a percentage of sales, decreased to 19% from 22%. The decrease in gross profit resulted from the volatility in the documentation market and from significant start-up costs and depreciation expense related to a recently installed 4-color web press and three new binding lines.

Selling and administrative expenses decreased by approximately $400,000 compared to last year's first quarter. Approximately $350,000 of this decrease relates to the additional week in last year's first quarter. As a percentage of sales, selling and administrative expenses were 15% versus 16% last year.

Interest expense was $212,000 in the first quarter of fiscal 1996 which is comparable to the corresponding period last year as the impact of increased average borrowings was offset by a lower average borrowing rate.

The Company's tax rate of 32% in the first quarter of 1996 was lower than last year's first quarter rate of 38% primarily due to a lower effective state tax rate.

Net income was $624,000, or $.30 per share, for the first quarter of fiscal 1996 compared to last year's first quarter earnings of $1,002,000, or $.50 per share. The reduction in earnings was primarily due to the volatility in the documentation market and the start-up costs relating to the newly installed equipment.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for stock-based employee compensation plans; this pronouncement will apply to options granted in fiscal 1996 and thereafter. The Company has until fiscal 1997 to adopt SFAS No. 123 and is continuing to evaluate whether or not it will change to the recognition provisions of this pronouncement.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

During the first quarter of fiscal 1996, $3.0 million of cash was used for operations. Cash required to fund a $5.7 million increase in working capital, primarily inventory and accounts receivable, exceeded cash provided from earnings of $0.6 million and depreciation and other non-cash charges of $1.8 million.

Investment activities in the first three months of fiscal 1996 used approximately $700,000 for capital expenditures. Capital expenditures for the entire fiscal year are expected to reach approximately $8.0 million.

Financing activities in the first quarter of fiscal 1996 provided approximately $2.6 million under the Company's revolving credit agreement to fund the increase in working capital. At December 30, 1995, the Company had approximately $10.1 million of borrowing capacity available under an $11 million long-term revolving credit facility and a $10 million informal bank credit line. During fiscal 1996, the Company expects to obtain approximately $1 million of development bond financing at a 3% interest rate in connection with the fiscal 1995 purchase of a formerly leased facility in Philadelphia.

On January 31, 1996, the Company entered into a Purchase and Sale and Donation Agreement on its former telephone directory manufacturing facility which is currently vacant. The Agreement includes a sales price of $1.8 million for approximately half of the site with the Company donating the remainder of the property. The transaction is scheduled to close in February 1996.

                               COURIER CORPORATION

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


       (a)  Exhibits

          Exhibit No.  Description of Exhibit
          -----------  ----------------------
              10       Amendment, dated December 29, 1995, to Note Agreement
                       between Courier Corporation and the First National
                       Bank of Boston, regarding $11,000,000 revolving
                       credit facility.

       (b)  Reports on Form 8-K

       A Form 8-K dated December 4, 1995 reporting under Item 4 a change in the Company's certifying accountant from Coopers & Lybrand L.L.P.
       to Deloitte & Touche LLP.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COURIER CORPORATION
                               -------------------
                                  (REGISTRANT)

   February 9, 1996                    By:  s/James F. Conway III
--------------------------                  -------------------------------
   Date                                       James F. Conway III
                                              Chairman, President and
                                                Chief Executive Officer


   February 9, 1996                    By:  s/Robert P. Story, Jr.
--------------------------                  -------------------------------
   Date                                       Robert P. Story, Jr.
                                              Senior Vice President and
                                                Chief Financial Officer


  February 9, 1996                     By:  s/Peter M. Folger
--------------------------                  -------------------------------
  Date                                        Peter M. Folger
                                              Vice President and
                                                Chief Accounting Officer