Form 10-Q
period 1996-03-30
COURIER CORP
filed 1996-05-07
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     MARCH 30, 1996
                                ------------------------------------------------

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                               ------------------    --------------------------

COMMISSION FILE NUMBER          0-7597
                       ---------------------------------------------------------


                               COURIER CORPORATION
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MASSACHUSETTS                                   04-2502514
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

165 JACKSON STREET, LOWELL, MASSACHUSETTS                                 01852
- --------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (508) 251-6000
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                   NO CHANGE
- --------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.
YES X NO
   ---  ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LASTEST PRACTICABLE DATE.

              CLASS                              OUTSTANDING AT APRIL 30, 1996
- -----------------------------------            ---------------------------------
    COMMON STOCK, $1 PAR VALUE                          2,025,531 SHARES

                             COURIER CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)


                                                      March 30,   September 30,
ASSETS                                                  1996          1995
- ------                                                ---------   -------------

Current assets:
   Cash and cash equivalents                          $   367        $ 1,147
   Accounts receivable, less allowance
     for uncollectible accounts                        21,437         20,019
   Inventories (Note B)                                12,413          9,449
   Deferred income taxes                                1,403          1,236
   Other current assets                                   994          1,054
                                                      -------        -------
     Total current assets                              36,614         32,905

Property, plant and equipment, less
  accumulated depreciation: $58,925
  at March 30, 1996 and $55,386
  at September 30, 1995                                34,771         36,225

Real estate held for sale or lease, net (Note D)          379          2,055

Goodwill, at cost                                       1,204          1,204

Other assets                                              564            572
                                                      -------        -------
  Total assets                                        $73,532        $72,961
                                                      =======        =======


     The accompanying notes are an integral part of the consolidated financial statements.


                             COURIER CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)



                                                  March 30,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1996                1995
- ------------------------------------              ---------        -------------

Current liabilities:
   Current maturities of long-term debt            $   382            $   382
   Accounts payable                                  8,373              8,979
   Income taxes payable                                314              1,373
   Other current liabilities                         8,585              9,194
                                                   -------            -------
      Total current liabilities                     17,654             19,928

Long-term debt                                      11,088              9,488
Deferred income taxes                                3,659              3,447
Other liabilities                                    3,275              3,272
                                                   -------            -------

      Total liabilities                             35,676             36,135
                                                   -------            -------

Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 4,500,000 shares      4,500              4,500
   Additional paid-in capital                        8,969              8,884
   Retained earnings                                47,936             47,133
   Treasury stock, at cost: 2,476,000 shares
      at March 30, 1996 and 2,493,000
      shares at September 30, 1995                 (23,549)           (23,691)
                                                   -------            -------

      Total stockholders' equity                    37,856             36,826
                                                   -------            -------

Total liabilities and stockholders' equity         $73,532            $72,961
                                                   =======            =======

     The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands except per share amounts)


                                  QUARTER ENDED            SIX MONTHS ENDED
                             ------------------------   -----------------------
                              March 30,    April 1,     March 30,     April 1,
                                1996         1995          1996         1995
                             ----------    ----------   ----------   ----------
                             (13 weeks)    (13 weeks)   (26 weeks)   (27 weeks)


Net sales                    $   31,384   $   29,643   $   61,499    $   60,559
Cost of sales                    25,707       23,407       50,211        47,636
                             ----------   -----------  ----------    ----------

  Gross profit                    5,677        6,236       11,288        12,923

Selling and
 administrative expenses          4,864        4,859        9,372         9,761
Interest expense                    255          260          467           484
Other income
 (expense) (Note D)                (340)          63         (314)          108
                             ----------   ----------   ----------    ----------

  Income before taxes               218        1,180        1,135         2,786

Provision (benefit)
 for income taxes
 (Note C)                          (445)         422         (152)        1,026
                             ----------   ----------   ----------    ----------

  Net income                 $      663   $      758   $    1,287    $    1,760
                             ==========   ==========   ==========    ==========

Net income per share         $     0.32   $     0.38   $     0.62    $     0.88
                             ==========   ==========   ==========    ==========

Cash dividends
 declared per share          $     0.12   $     0.10   $     0.24    $     0.20
                             ==========   ==========   ==========    ==========

Weighted average
 shares outstanding           2,082,000    1,995,000    2,083,000     1,991,000








     The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                             SIX MONTHS ENDED
                                                         -----------------------
                                                         March 30,      April 1,
                                                           1996           1995
                                                         ---------      --------

Cash provided from (used for) operations                 $(1,803)       $   757
                                                         -------        -------

Investment activities:
  Capital expenditures                                    (2,099)        (6,488)
  Proceeds from sale of assets (Note D)                    1,792           --
                                                         -------        -------

Cash used for investment activities                         (307)        (6,488)
                                                         -------        -------

Financing activities:
  Repayment of long-term debt                               (191)          (181)
  Increase in long-term borrowings                         1,791          3,595
  Cash dividends                                            (484)          (392)
  Proceeds from stock plans                                  214            127
                                                         -------        -------

Cash provided from financing activities                    1,330          3,149
                                                         -------        -------

Decrease in cash and cash equivalents                       (780)        (2,582)

Cash at the beginning of the period                        1,147          3,033
                                                         -------        -------

Cash at the end of the period                            $   367        $   451
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

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       UNAUDITED FINANCIAL STATEMENTS
       ------------------------------

       The balance sheet as of March 30, 1996, the statements of income for the quarters ended and six month periods ended March 30, 1996 and April 1, 1995, and the statements of cash flows for the six month periods ended March 30, 1996 and April 1, 1995 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1995 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

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

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

B.   INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:

                                                 (000's Omitted)
                                                 ---------------
                                           March  30,       September 30,
                                              1996              1995
                                          -----------       -------------

        Raw materials                       $ 5,285             $4,984
        Work in process                       5,493              3,529
        Finished goods                        1,635                936
                                            -------             ------
                                            $12,413             $9,449
                                            =======             ======

C.   INCOME TAXES

The statutory federal tax rate is 34%. The total provision (benefit) differs from that computed using the statutory federal tax rate for the following reasons:

                                              (000's Omitted)
                               Quarter Ended               Six Months Ended
                           -----------------------      ----------------------
                           March 30,      April 1,      March 30,     April 1,
                             1996          1995           1996          1995
                           ---------      --------      ---------     --------

Federal income taxes at
  statutory rate             $  74         $401           $ 386        $  947
State income taxes, net          7           53              34           126
Donation of real
  estate (Note D)             (500)          --            (500)           --
Export related income          (15)         (38)            (49)          (88)
Other                          (11)           6             (23)           41
                             -----         ----           -----        ------
    Total provision          $(445)        $422           $(152)       $1,026
                             ======        ====           =====        ======

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

D.     OTHER INCOME (EXPENSE)

On March 1, 1996, the Company completed the sale and donation of its former telephone directory manufacturing facility which had been vacant. Sale proceeds of $1.8 million for approximately half the site resulted in a pretax loss of $365,000 which is included in other income (expense). The donation of the remainder of the property generated a tax benefit of approximately $500,000 resulting in an after-tax gain on the overall transaction of approximately $250,000 or $.12 per share.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
- ----------------------

Sales in the second quarter of fiscal 1996 increased 6% to $31.4 million versus $29.6 million in the corresponding period last year. Slow sales activity early in the quarter, due in part to severe weather conditions in January and February, were offset by particularly strong sales in March. Software documentation sales, which were down sharply in the first quarter, increased in the second quarter over the same period last year, but that market continues to be impacted by volatility in the software industry as those companies adjust to rapid changes in their business.

Gross profit in the second quarter was $5.7 million versus $6.2 million in the prior year's second quarter and, as a percentage of sales, decreased to 18% from 21%. The decrease in gross profit resulted from the severe winter weather and general slowness early in the quarter, as well as a significant reduction in revenue from recycling paper. Gross profit margins were also impacted by costs of a 4-color web press installed earlier this year, although performance on this press improved significantly during the quarter.

Selling and administrative expenses were $4.9 million, the same as last year's second quarter. As a percentage of sales, selling and administrative expenses were 15% of sales versus 16% last year.

Interest expense was $255,000 in the second quarter of fiscal 1996 which is comparable to the corresponding period last year as the impact of increased average borrowings was offset by a lower average borrowing rate.

Other income (expense) includes the Company's sale and donation of its former telephone directory manufacturing facility. The sale of approximately half of the site resulted in a pretax loss of $365,000. Tax benefits of approximately $500,000 from the donation of the remainder of the property resulted in an after-tax gain of approximately $250,000 or $.12 per share on the overall transaction.

The Company's tax rate, exclusive of the $500,000 tax benefit related to the donation of property discussed above, was 32% in the second quarter of 1996. This rate was lower than last year's second quarter rate of 36% primarily due to a lower effective state tax rate.

Net income was $663,000, or $.32 per share, for the second quarter of fiscal 1996 compared to last year's second quarter earnings of $758,000, or $.38 per share. The lower earnings reflect the reduction in profit margins due in part to the severe weather and decreased revenue from recycling paper. The impact of lower margins was partially offset by the $250,000 after-tax gain on the sale and donation of property.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):
- ----------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

During the first half of fiscal 1996, $1.8 million of cash was used for operations. Cash required to fund a $6.6 million increase in working capital, primarily inventory and accounts receivable, exceeded cash provided from earnings of $1.3 million and depreciation and other non-cash charges of $3.6 million.

Investment activities in the first six months of fiscal 1996 used approximately $0.3 million. Capital expenditures for the period amounted to approximately $2.1 million. This was offset by proceeds of $1.8 million received in connection with the sale of approximately half of the Company's former telephone directory facility, which had been vacant; the Company donated the remainder of the site. Capital expenditures for the entire fiscal year are expected to reach approximately $8.0 million.

Financing activities in the first half of fiscal 1996 provided approximately $1.3 million under the Company's revolving credit agreement to fund the increase in working capital. At March 30, 1996, the Company had approximately $11.2 million of borrowing capacity available under an $11 million long-term revolving credit facility and a $10 million informal bank credit line. In April 1996, the Company received $1.2 million of development bond financing at a 3% interest rate in connection with the fiscal 1995 purchase of a formerly leased facility in Pennsylvania. The Company is reviewing plans to expand this facility. The expansion would enable the Company to consolidate an older, multi-story manufacturing facility into the newer, more efficient property. The Company is pursuing plans to sell the multi-story facility which would assist in the funding of expansion and relocation costs.

                               COURIER CORPORATION

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

    The Annual Meeting of Stockholders of the registrant was held on January 18, 1996. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. The stockholders also voted to ratify and approve the selection by the Board of Directors of Deloitte & Touche LLP as independent public accountants for the registrant for the fiscal year ending September 28, 1996. An amendment to the registrant's 1993 Stock Incentive Plan, which would, among other things, increase the number of shares available for grant under the Plan by 100,000 shares was also approved by the stockholders. The full text of the Plan amendment was included as an exhibit to the proxy statement and is incorporated herein by reference.

      ELECTION OF DIRECTORS Votes were cast for the election of directors as follows:

      Nominee                               For               Withheld Authority
      -------                               ---               ------------------

      Edward J. Hoff                     1,841,236                    7,340
      Robert P. Story, Jr.               1,841,486                    7,090
      Richard K. Donahue                 1,837,745                   10,831

      DIRECTORS CONTINUING IN OFFICE: James F. Conway III, W. Nicholas Thorndike, Kathleen Foley Curley, Arnold S. Lerner, Charles E. Otto, George Q. Nichols

      RATIFICATION/APPROVAL OF ACCOUNTANTS Votes were cast in the ratification and approval of Deloitte & Touche LLP as independent public accountants as follows:

           For              Against             Abstain
           ---              -------             -------
        1,821,640            11,834              15,102

      APPROVAL OF AMENDMENT TO 1993 STOCK INCENTIVE PLAN Votes were cast in the approval of the amendment to the 1993 Stock Incentive Plan as follows:

           For              Against             Abstain          Broker Nonvotes
           ---              -------             -------          ---------------
        1,633,197           194,395              15,534               5,450

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

      (a)  Exhibits

          Exhibit No.       Description of Exhibit
          -----------       ----------------------
             27             Financial Data Schedule

      (b)  Reports on Form 8-K

              None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COURIER CORPORATION
                               -------------------
                                  (REGISTRANT)

    May 7, 1996                         By: /s/ James F. Conway III
- ----------------------------                -----------------------
       Date                                     James F. Conway III
                                                Chairman, President and
                                                   Chief Executive Officer

    May 7, 1996                         By: /s/ Robert P. Story, Jr.
- ----------------------------                -----------------------
        Date                                    Robert P. Story, Jr.
                                                Senior Vice President and
                                                   Chief Financial Officer

    May 7, 1996                         By: /s/ Peter M. Folger
- ----------------------------                -----------------------
        Date                                    Peter M. Folger
                                                Vice President and
                                                   Chief Accounting Officer