Form 10-Q
period 1996-06-29
COURIER CORP
filed 1996-08-13
CIK 25212

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934

For the quarterly period ended               June 29, 1996
                               -----------------------------------------------

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

For the transition period from     _________________  to ______________________

Commission file number                           0-7597
                        -------------------------------------------------------

                              COURIER CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                                   04-2502514
- -------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

165 Jackson Street, Lowell, Massachusetts              01852
- -------------------------------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

                                 (508) 251-6000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   NO CHANGE
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X        No
          ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at August 6, 1996
- -------------------------------         -------------------------------------
  Common Stock, $1 par value                      2,025,864 shares

                               COURIER CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                             June 29,   September 30,
ASSETS                                                         1996         1995
- ------                                                       --------   -------------
Current assets:
   Cash and cash equivalents                                 $   774       $ 1,147
   Accounts receivable, less allowance
     for uncollectible accounts                               21,816        20,019
   Inventories (Note B)                                        9,513         9,449
   Deferred income taxes                                       1,673         1,236
   Other current assets                                        1,016         1,054
                                                             -------       -------

     Total current assets                                     34,792        32,905

Property, plant and equipment, less
  accumulated depreciation: $60,636
  at June 29, 1996 and $55,386
  at September 30, 1995                                       34,458        36,225

Real estate held for sale or lease, net (Note D)                 351         2,055

Goodwill, at cost                                              1,204         1,204

Other assets                                                     518           572
                                                             -------       -------

  Total assets                                               $71,323       $72,961
                                                             =======       =======



   The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                         June 29,    September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                       1996          1995
- ------------------------------------                     --------    -------------
Current liabilities:
   Current maturities of long-term debt                  $    447      $    382
   Accounts payable                                         7,401         8,979
   Income taxes payable                                       584         1,373
   Other current liabilities                                7,955         9,194
                                                         --------      --------

      Total current liabilities                            16,387        19,928

Long-term debt                                              9,839         9,488
Deferred income taxes                                       3,681         3,447
Other liabilities                                           3,270         3,272
                                                         --------      --------

      Total liabilities                                    33,177        36,135
                                                         --------      --------

Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 4,500,000 shares             4,500         4,500
   Additional paid-in capital                               8,976         8,884
   Retained earnings                                       48,208        47,133
   Treasury stock, at cost: 2,474,000 shares
      at June 29, 1996 and 2,493,000
      shares at September 30, 1995                        (23,538)      (23,691)
                                                         --------      --------

      Total stockholders' equity                           38,146        36,826
                                                         --------      --------

Total liabilities and stockholders' equity               $ 71,323      $ 72,961
                                                         ========      ========


   The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION

                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            (Dollars in thousands except per share amounts)

                                              QUARTER ENDED             NINE MONTHS ENDED
                                       --------------------------  --------------------------
                                         June 29,      July 1,       June 29,       July 1,
                                           1996         1995           1996          1995
                                        (13 weeks)   (13 weeks)     (39 weeks)     (40 weeks)

Net sales                               $  32,928     $  30,210     $  94,427      $  90,769
Cost of sales                              27,047        23,697        77,258         71,333
                                        ---------     ---------     ---------      ---------

  Gross profit                              5,881         6,513        17,169         19,436

Selling and administrative expenses         4,962         4,583        14,334         14,344
Interest expense                              210           192           677            676
Other income (expense)  (Note D)               26           156          (288)           264
                                        ---------     ---------     ---------      ---------

  Income before taxes                         735         1,894         1,870          4,680

Provision for income taxes (Note C)           220           677            68          1,703
                                        ---------     ---------     ---------      ---------

  Net income                            $     515     $   1,217     $   1,802      $   2,977
                                        =========     =========     =========      =========

Net income per share                    $    0.25     $    0.60     $    0.87      $    1.49
                                        =========     =========     =========      =========

Cash dividends declared per share       $    0.12     $    0.10     $    0.36      $    0.30
                                        =========     =========     =========      =========

Weighted average shares outstanding     2,067,000     2,031,000     2,079,000      2,004,000




   The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                            NINE MONTHS ENDED
                                                           --------------------

                                                            June 29,    July 1,
                                                             1996        1995
                                                           ---------   --------

Cash provided from operations                               $ 1,443    $  2,370
                                                            -------    --------

Investment activities:
  Capital expenditures                                       (3,523)    (10,873)
  Proceeds from sale of assets (Note D)                       1,792        --
                                                            -------    --------

Cash used for investment activities                          (1,731)    (10,873)
                                                            -------    --------

Financing activities:
  Repayment of long-term debt                                  (347)     (2,037)
  Increase in long-term borrowings                              763       7,832
  Cash dividends                                               (727)       (589)
  Proceeds from stock plans                                     226         274
                                                            -------    --------

Cash provided from (used for) financing activities              (85)      5,480
                                                            -------    --------


Decrease in cash and cash equivalents                          (373)     (3,023)

Cash at the beginning of the period                           1,147       3,033
                                                            -------    --------

Cash at the end of the period                               $   774    $     10
                                                            =======    ========





  The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED FINANCIAL STATEMENTS
     ------------------------------

     The balance sheet as of June 29, 1996, the statements of income for the quarters ended and nine month periods ended June 29, 1996 and July 1, 1995, and the statements of cash flows for the nine month periods ended June 29, 1996 and July 1, 1995 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1995 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

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

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

B.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:

                                                     (000's Omitted)
                                                --------------------------
                                                June 29,     September 30,
                                                  1996            1995
                                                --------     -------------
                   Raw materials                 $4,038         $4,984
                   Work in process                4,040          3,529
                   Finished goods                 1,435            936
                                                 ------         ------
                                                 $9,513         $9,449
                                                 ======         ======

C.   INCOME TAXES

     The statutory federal tax rate is 34%. The total provision differs from that computed using the statutory federal tax rate for the following reasons:

                                              (000's Omitted)
                                    Quarter Ended       Nine Months Ended
                                  -------------------   ------------------
                                  June 29,    July 1,   June 29,   July 1,
                                    1996       1995      1996       1995
                                    ----       ----      ----       ----
     Federal income taxes at
        statutory rate              $250       $644      $ 636     $1,591
     State income taxes, net          18         85         52        210
     Donation of real
        estate (Note D)               --         --       (500)        --
     Export related income           (68)       (72)      (117)      (160)
     Other                            20         20         (3)        62
                                    ----       ----      -----     ------
         Total provision            $220       $677      $  68     $1,703
                                    ====       ====      =====     ======


                               COURIER CORPORATION


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


D.   OTHER INCOME (EXPENSE)

     On March 1, 1996, the Company completed the sale and donation of its former telephone directory manufacturing facility in Lowell, Massachusetts which had been vacant. Sale proceeds of $1.8 million for approximately half the site resulted in a pretax loss of $365,000 which is included in other income (expense). The donation of the remainder of the property generated a tax benefit of approximately $500,000 resulting in an after-tax gain on the overall transaction of approximately $250,000 or $.12 per share.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ----------------------

Sales for the third quarter of fiscal 1996 were $32.9 million, an increase of 9% over sales of $30.2 million in the corresponding period of fiscal 1995. The increase in sales reflects higher volume from several larger customers. The Company was able to generate sales growth despite increasing competition for business in a soft market industry-wide.

Gross profit decreased to $5.9 million, or 18% of sales, in the third quarter of fiscal 1996 compared to $6.5 million, or 22% of sales, in the corresponding period of fiscal 1995. Margins were down compared to the prior year because of pricing pressures from increased competition and a decrease in the market price for recycled paper, which reduced gross profits by $0.7 million. In addition, the third quarter of fiscal 1995 included a $0.3 million gain on the sale of used equipment.

Selling and administrative expenses were $5.0 million in the third quarter of fiscal 1996, or 15% of sales. As a percentage of sales, this was comparable to the third quarter of fiscal 1995, when selling and administrative expenses were $4.6 million.

Interest expense was $210,000 in the third quarter of fiscal 1996 compared to $192,000 in the corresponding period last year. The third quarter of fiscal 1995 included capitalized interest of $72,000. Overall, a slight increase in average borrowings was more than offset by a lower average borrowing rate.

Other income was $26,000 in the third quarter of fiscal 1996 versus $156,000 in the corresponding period last year. The third quarter of fiscal 1995 included $100,000 of revenue from a short-term lease which expired in July 1995 on the Company's former telephone directory manufacturing facility. On March 1, 1996, the Company completed a sale and donation of this facility.

The Company's tax rate for the third quarter of fiscal 1996 was 30%. This rate was lower than the 36% rate in the corresponding period last year primarily because of a lower effective state tax rate.

Net income was $515,000, or $.25 per share, for the third quarter of fiscal 1996 compared to $1,217,000, or $.60 per share, for the third quarter of fiscal 1995. The lower earnings reflect the reduction in profit margins due in part to the pricing pressures from increased competition, the $0.7 million decrease in revenue from recycling paper and a $0.3 million prior-year gain on the sale of used equipment.

For the nine months ended June 29, 1996, the Company reported net income of $1.8 million, or $.87 per share, compared to $3.0 million, or $1.49 per share, for the same period last year. Sales for the first nine months were $94.4 million versus $90.8 million in the comparable period of 1995. The factors impacting third quarter results similarly affected year to date results. In addition, the Company experienced productivity inefficiencies due to severe weather and start-up costs relating to newly installed equipment earlier in the year. In the second quarter of fiscal 1996, the Company reported an after-tax gain of $250,000 on the sale and donation of its former telephone directory manufacturing facility.

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


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

During the first nine months of fiscal 1996, $1.4 million of cash was provided from operations. Cash provided from earnings of $1.8 million and depreciation and non-cash charges of $5.4 million was used to fund a $5.8 million increase in working capital.

Investment activities in the first nine months of fiscal 1996 used approximately $1.7 million of cash. Capital expenditures for the period were approximately $3.5 million. This was offset, in part, by proceeds of approximately $1.8 million received in connection with the sale of approximately half of the Company's former telephone directory facility, which had been vacant; the Company donated the remainder of the site. Capital expenditures for the entire fiscal year are expected to be approximately $8 million, including $3 million to expand the Company's facility in Pennsylvania which is discussed more fully below.

Financing activities for the first nine months of fiscal 1996 used approximately $0.1 million in cash. At June 29, 1996, the Company had approximately $13.5 million of borrowing capacity available under an $11 million long-term revolving credit facility and a $10 million informal bank credit line. In April 1996, the Company received $1.2 million of development bond financing at a 3% interest rate in connection with the fiscal 1995 purchase of a formerly leased facility in Pennsylvania. In May 1996, the Company began construction of a 100,000 square foot addition to this facility. This expansion will enable the Company to consolidate operations currently located in an older, multi-story facility to the newer, more efficient property. The Company is pursuing plans to sell the multi-story facility. The project is scheduled for completion in the first quarter of fiscal 1997.

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



                               COURIER CORPORATION
                               -------------------
                                  (REGISTRANT)





     August 9, 1996                      By:  /s/James F. Conway III
- ----------------------------                  -----------------------
        Date                                    James F. Conway III
                                                Chairman, President and
                                                   Chief Executive Officer

     August 9, 1996                      By:  /s/Robert P. Story, Jr.
- ----------------------------                  ------------------------
        Date                                    Robert P. Story, Jr.
                                                Senior Vice President and
                                                   Chief Financial Officer

     August 9, 1996                      By:  /s/Peter M. Folger
- ----------------------------                  -------------------
        Date                                    Peter M. Folger
                                                Vice President and
                                                   Chief Accounting Officer