Form 10-K
period 1996-09-28
COURIER CORP
filed 1996-12-19
CIK 25212

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

                          Commission file number 0-7597

                               COURIER CORPORATION

                           A Massachusetts corporation
                  I.R.S. Employer Identification No. 04-2502514

               15 Wellman Avenue, Chelmsford, Massachusetts 01863
           (formerly 165 Jackson Street, Lowell, Massachusetts 01852)
                           Telephone No. 508-251-6000

                         -------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $1 par value

                         -------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of November 22, 1996

                    Common Stock, $1 par value - $17,117,796

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 22, 1996

                     Common Stock, $1 par value - 2,033,150

                       DOCUMENTS INCORPORATED BY REFERENCE

   PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON JANUARY 16, 1997 (PART III).

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

         Courier helps organizations manage the process of creating and distributing intellectual properties. It provides a variety of specialized services to publishers and other information providers, including the preparation, production, storage and distribution of information in a variety of formats from traditional books to CD-ROMs and online services. Courier is the sixth largest book manufacturer in the United States. Products include Bibles, reference texts, books, software kits and technical documentation.

         In December 1994, the Company announced the formation of Courier New Media, Inc. ("Courier New Media"), an information management services company which works with publishers and other information developers to create new products from new and existing intellectual properties. Courier New Media includes two operating units, Courier EPIC and Copyright Management Services ("CMS"). Courier EPIC, which was launched in October 1992, provides complete turnkey services from project management through end-user distribution. CMS, established in December 1994, specializes in helping publishers and college bookstores manage the process of obtaining copyright permissions for products such as multiple-publisher college coursepacks.

                                    PRODUCTS

         Courier's products include the manufacture of books, manuals and replicated diskettes and CD-ROMs for publishers, software developers and other information providers as well as related services involved in managing the process of creating and distributing these products. Courier provides manufacturing and related services from six facilities in Westford, Stoughton and North Chelmsford, Massachusetts; Philadelphia, Pennsylvania (2); and Kendallville, Indiana.

         Courier's book manufacturing operations consist of both electronic and conventional film processing, platemaking, printing and binding of soft and hard bound books and manuals. These book manufacturing operations are conducted through four subsidiaries, Courier Westford, Inc. ("Westford"), Courier Stoughton, Inc. ("Stoughton"), Courier Kendallville, Inc. ("Kendallville"), and National Publishing Company ("National"). Each of these subsidiaries has certain specialties adapted to the needs of the selected market niches they serve. These specialties encompass short-run book manufacturing capabilities, printing on lightweight paper for medical and religious publishers and 4-color book manufacturing for educational and trade publishers.

         In December 1994, the Company formed Courier New Media to work with publishers, software developers and other information providers to develop new products from new and existing intellectual properties. Courier New Media includes two operating units, Courier EPIC and CMS. Courier EPIC conducts product assembly, packaging, diskette replication, fulfillment, distribution and project management services. CMS specializes in helping publishers and college bookstores manage the process of obtaining copyright permissions for products such as multiple-publisher college coursepacks and custom books.

                             MARKETING AND CUSTOMERS

         Courier's products and services are primarily sold to publishers of educational, religious, consumer, professional and reference books and to computer software and hardware manufacturers. The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 17% in fiscal 1996 and 16% in both fiscal 1995 and fiscal 1994.

         Courier's sales force of 22 people is responsible for all of the Company's sales to over 500 customers. Courier's salespeople operate out of sales offices located in New York, Chicago, Philadelphia, San Mateo, California, Orlando, Florida, and North Chelmsford, Massachusetts. Sales to one customer, the Gideon Society, aggregated approximately 27% of consolidated sales in fiscal 1996; the loss of this customer would have a material adverse effect on the Company. No other single customer accounted for more than 10% of fiscal 1996 consolidated sales.

                                   COMPETITION

         All phases of Courier's business are highly competitive. The printing and publishing industries, exclusive of newspapers, include over 50,000 establishments. While most of these establishments are relatively small, several of Courier's competitors are considerably larger or are affiliated with companies which are considerably larger and have greater financial resources than Courier. In recent years, consolidation of both customers and competitors within the Company's markets has increased pricing pressures. The major competitive factors in Courier's business in addition to price are product quality, customer service, availability of appropriate printing capacity, related services and technology support.

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

                                    EMPLOYEES

         The Company and its subsidiaries employed 1,050 persons at September 28, 1996 compared to 1,103 a year ago.

                                      OTHER

         Courier's overall business is not significantly seasonal in nature, although sales are generally lower in the Company's second quarter.

         There is no portion of Courier's business subject to cancellation of government contracts or renegotiation of profits. Courier holds no patents, licenses other than third-party software, franchises or concessions which are important to its operations. The Company considers Courier, Courier EPIC, Courier New Media, Copyright Management Services, and CourieReader to be proprietary trademarks. In addition, www.coursepack.com and www.coursepak.com are proprietary Universal Resource Locators (URL) on the World Wide Web for Courier's coursepack business and are important to its operations.

ITEM 2.  PROPERTIES.


                               REAL PROPERTIES

         The following schedule lists the facilities occupied by Courier. The list also includes real estate which is held for sale or lease, as discussed in
Note I to the Consolidated Financial Statements, which appears on page F-16 of this Annual Report on Form 10-K. Courier considers its plants and other facilities to be well maintained and suitable for the purpose intended.

                                                                                Owned/            Size in
Principal Activity and Location (Year Constructed)                              Leased            Sq. Ft.
--------------------------------------------------                              ------           --------

CORPORATE HEADQUARTERS AND EXECUTIVE OFFICES
   North Chelmsford, MA (1973)                                                  Owned             69,000 (1)
BOOK MANUFACTURING AND WAREHOUSING
  Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)                   Owned            593,000
  Kendallville plant, Kendallville, IN (1978)                                   Owned            155,000
  National plant, Philadelphia, PA (1975)                                       Owned            128,000 (2)
  National plant, Philadelphia, PA (1912)                                       Owned            219,000 (2)
  Stoughton plant, Stoughton, MA (1980)                                         Leased           169,000
REAL ESTATE HELD FOR SALE OR LEASE
  Jackson Street, Lowell, MA  (1825, 1967, 1977)                                Owned             88,000 (3)
  Raymond, NH (1973)                                                            Owned             59,000 (4)

(1) In September 1996, the Company relocated its corporate headquarters into an existing facility in North Chelmsford, MA which also houses Courier New Media, Inc.
(2) In May 1996, the Company began construction of a 100,000 square foot addition to one of its Philadelphia facilities. The expansion, scheduled for completion in early fiscal 1997, will enable the Company to consolidate operations currently located in an older multi-story facility to the newer, more efficient property. The Company has signed an agreement to sell the multi-story facility to a developer for approximately $4.6 million. Closing is scheduled for March 1997, but a number of contingencies remain.
(3) The Company's former headquarters which was vacated in September 1996 is currently vacant pending disposition.
(4) This building, which had been leased through June 1996 to the purchaser of the Company's former forms printing business, is now vacant pending sale or lease.

                                    EQUIPMENT

        The Company's products are manufactured on equipment which in most cases is owned by the Company, although it leases computers, image setters and electronic printing systems which are subject to more rapid obsolescence. Capital expenditures amounted to approximately $7.3 million in 1996, $15.0 million in 1995 and $2.2 million in 1994. Capital expenditures in 1996 included additions and upgrades to binding equipment, continued improvements to Company communication and information systems and approximately $2.5 million to expand the Company's plant in Pennsylvania. Capital expenditures for fiscal 1997 are expected to approximate the fiscal 1996 level. Courier considers its equipment to be in good operating condition and adequate for its present needs.

                       ENCUMBRANCES AND RENTAL OBLIGATIONS

        For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements on page F-12 of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note F of Notes to Consolidated Financial Statements, which appears on page F-13 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

        In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

ITEM 3A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

        Courier's executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III                44           Chairman, President and Chief
                                                Executive Officer

George Q. Nichols                  67           Senior Vice President and
                                                President of National Publishing
                                                Company

Robert P. Story, Jr.               45           Senior Vice President and Chief
                                                Financial Officer

Thomas G. Osenton                  43           Senior Vice President and Chief
                                                Marketing Officer

Peter M. Folger                    43           Vice President and Controller

        The terms of office of all of the above executive officers continue until the first meeting of the Board of Directors following the next annual meeting of stockholders and the election or appointment and qualification of their successors, unless any officer sooner dies, resigns, is removed or becomes disqualified.

        Mr. Conway III was elected Chairman of the Board in September 1994 after serving as acting Chairman since December 1992. He has been Chief Executive Officer since December 1992 and President since July 1988.

        Mr. Nichols became an executive officer of Courier in June 1989 while retaining his position as President of National Publishing Company, a position he has held since 1975. He was elected a Director of the Company in March 1995 and became Senior Vice President of the Company in November 1996.

        Mr. Story became Senior Vice President and Chief Financial Officer in April 1989. He joined Courier in November 1986 as Vice President and Treasurer. He was elected a Director of the Company in February 1995.

        Mr. Osenton joined Courier in October 1993 as Senior Vice President and Chief Marketing Officer. He has been President of Courier New Media since January 1996. He had previously served as President/Chief Executive Officer and Publisher of The Sporting News Publishing Company, a subsidiary of the Times Mirror Company.

        Mr. Folger has been Controller since 1982 and became Vice President in November 1992.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the quarter ended September 28, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

        The information required by this Item is contained in the section captioned "Selected Quarterly Financial Data (Unaudited)" which appears on page F-18 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information required by this Item is contained in the section captioned "Five-Year Financial Summary" appearing on page F-19 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this Item is contained in the section captioned "Management's Discussion and Analysis" appearing on pages F-20 through F-23 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item is contained on pages F-1 through F-17 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The information called for by this Item 9 was previously reported in a current report on Form 8-K filed with the SEC on December 4, 1995. Such filing is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding executive officers called for by paragraph (b) of
Item 401 of Regulation S-K for inclusion in answer to Item 10 is furnished in
Part I of this report under Item 3A, Executive Officers of the Registrant. All other information called for by Items 10, 11, 12 and 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 16, 1997. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     DOCUMENTS FILED AS PART OF THIS REPORT

        1.      FINANCIAL STATEMENTS                                                    PAGE(s)
                                                                                      -----------

                _       Reports of Independent Accountants                            F-1 to F-2
                _       Consolidated Balance Sheets as of September 28, 1996
                        and September 30, 1995                                        F-3 to F-4
                _       Consolidated Statements of Income for each of the three
                        years in the period ended September 28, 1996                  F-5
                _       Consolidated Statements of Cash Flows for each of the
                        three years in the period ended September 28, 1996            F-6
                _       Consolidated Statements of Changes in Stockholders'
                        Equity for each of the three years in the period ended
                        September 28, 1996                                            F-7
                _       Notes to Consolidated Financial Statements                    F-8 to F-17

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

4B First Refusal Agreement, dated July 5, 1989, relating to stock owned by the Estate of Dorothy F. French (filed as Exhibit 3 to the Company's Current Report on Form 8-K, dated July 6, 1989, and incorporated herein by reference).

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

10I+ Courier Corporation 1988 Employee Stock Purchase Plan (filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on January 21, 1988, and incorporated herein by reference).

10J+ Agreement, as of March 3, 1993, of Courier Corporation relating to employment contract and supplemental retirement benefit with George Q. Nichols (filed as Exhibit 10J to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10K Agreement, dated as of October 16, 1995, of Courier Corporation relating to employment of John Pugsley (filed as Exhibit 10K to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference).

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

10L-6 Amendment, dated January 26, 1995, to Note Agreement between Courier Corporation and the First National Bank of Boston, providing for $11,000,000 revolving credit facility (filed as Exhibit 10L-6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference).

10L-7 Amendment, dated March 31, 1995, to Note Agreement between Courier Corporation and the First National Bank of Boston, regarding $11,000,000 revolving credit facility (filed as Exhibit 10L-7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference).

10L-8 Amendment, dated December 29, 1995, to Note Agreement between Courier Corporation and the First National Bank of Boston, regarding $11,000,000 revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995, and incorporated herein by reference).

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

10N Master Lease Finance Agreement, dated as of July 27, 1994, between Courier Corporation and BancBoston Leasing (filed as
                Exhibit 10P to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, and incorporated herein by reference).

10O+* Courier Corporation 1993 Stock Incentive Plan, as amended and restated, effective May 6, 1996.

11*             Computation of Per Share Earnings.

21*             Schedule of Subsidiaries.

23*             Consent of Deloitte & Touche LLP, independent accountants.

27*             Financial Data Schedule.

-------------------------------------
*       Exhibit is furnished herewith.

+       Designates a Company compensation plan or arrangement.


(c)     REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the last quarter of the Company's fiscal year ended September 28, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 5, 1996.

                             COURIER CORPORATION

                           By: /s/ James F. Conway III
                               -------------------------------
                               James F. Conway III
                                 Chairman, President and
                                 Chief Executive Officer

                           By: /s/ Robert P. Story, Jr.
                               -------------------------------
                               Robert P. Story, Jr.
                                 Senior Vice President and
                                 Chief Financial Officer

                           By: /s/ Peter M. Folger
                               -------------------------------
                               Peter M. Folger
                                 Vice President and Chief
                                 Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 5, 1996.

/s/ James F. Conway III                        /s/ Charles E. Otto
-------------------------------                ---------------------------------
James F. Conway III                            Charles E. Otto
  Chairman, President and                        Director
  Chief Executive Officer

/s/ Edward J. Hoff                             /s/ W. Nicholas Thorndike
-------------------------------                ---------------------------------
Edward J. Hoff                                 W. Nicholas Thorndike
  Director                                       Director

/s/ Arnold S. Lerner                           /s/ Kathleen Foley Curley
-------------------------------                ---------------------------------
Arnold S. Lerner                               Kathleen Foley Curley
  Director                                       Director

/s/ George  Q. Nichols                         /s/ Richard K. Donahue
-------------------------------                ---------------------------------
George Q. Nichols                              Richard K. Donahue
  Director                                       Director

/s/ Robert P. Story, Jr.
-------------------------------
Robert P. Story, Jr.
  Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Courier Corporation

We have audited the accompanying consolidated balance sheet of Courier Corporation and subsidiaries as of September 28, 1996, and the related consolidated statement of income, stockholders' equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule for the year ended September 28, 1996 listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries at September 28, 1996, and the results of their operations and their cash flows for the fiscal year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the year ended September 28, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Boston, Massachusetts
November 7, 1996 (except for Note J as to which is dated November 22, 1996)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Courier Corporation:

We have audited the accompanying consolidated balance sheet of Courier Corporation as of September 30, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Courier Corporation as of September 30, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles

As described in Note C of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 in 1994.



COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
November 9, 1995

                               COURIER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 28, 1996  SEPTEMBER 30, 1995
------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents (Note A)                         $     33,000       $  1,147,000
  Accounts receivable, less allowance for uncollectible
    accounts of $829,000 in 1996 and $564,000 in 1995          24,935,000         20,019,000
  Inventories (Note B)                                          8,178,000          9,449,000
  Deferred income taxes (Note C)                                1,580,000          1,236,000
  Other current assets                                            954,000          1,054,000
                                                             ------------       ------------

          Total current assets                                 35,680,000         32,905,000

Property, plant and equipment (Notes A and D):
  Land                                                          3,124,000          3,288,000
  Buildings and improvements                                   14,948,000         15,580,000
  Favorable building lease                                      2,816,000          2,816,000
  Machinery and equipment                                      67,524,000         59,417,000
  Furniture and fixtures                                        1,597,000          1,529,000
  Construction in progress                                      5,534,000          8,981,000
                                                             ------------       ------------

                                                               95,543,000         91,611,000

  Less-Accumulated depreciation and amortization              (58,868,000)       (55,386,000)
                                                             ------------       ------------

          Net property, plant and equipment                    36,675,000         36,225,000

Real estate held for sale or lease, net (Note I)                  698,000          2,055,000
Goodwill, at cost (Note A)                                      1,204,000          1,204,000
Other assets                                                      509,000            572,000
                                                             ------------       ------------

          TOTAL ASSETS                                       $ 74,766,000       $ 72,961,000
                                                             ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 28, 1996   SEPTEMBER 30, 1995
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note D)             $    466,000       $    382,000
   Accounts payable                                             9,705,000          8,979,000
   Accrued payroll                                              2,560,000          3,152,000
   Accrued taxes                                                4,835,000          4,954,000
   Other current liabilities                                    4,392,000          4,461,000
                                                             ------------       ------------

          Total current liabilities                            21,958,000         21,928,000

Long-term debt (Note D)                                         9,277,000          9,488,000
Deferred income taxes (Note C)                                  3,488,000          3,447,000
Other liabilities                                               1,279,000          1,272,000
                                                             ------------       ------------

          Total liabilities                                    36,002,000         36,135,000

Commitments and contingencies (Note F)
Stockholders' equity (Note H):
  Preferred stock, $1 par value-authorized 1,000,000 shares;
    none issued
  Common stock, $1 par value:

     Shares          1996        1995
---------------------------------------
    Authorized    6,000,000   6,000,000
    Issued        4,500,000   4,500,000
    Outstanding   2,029,000   2,007,000                         4,500,000          4,500,000

   Additional paid-in capital                                   9,055,000          8,884,000
   Retained earnings                                           48,713,000         47,133,000
   Treasury stock, at cost: 2,471,000 shares in 1996

       and 2,493,000 shares in 1995                           (23,504,000)       (23,691,000)
                                                             ------------       ------------

              Total stockholders' equity                       38,764,000         36,826,000
                                                             ------------       ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 74,766,000       $ 72,961,000
                                                             ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               FOR THE YEARS ENDED
                                                               -------------------

                                              SEPTEMBER 28, 1996  SEPTEMBER 30, 1995  SEPTEMBER 24, 1994
                                              ------------------  ------------------  ------------------

Net sales                                         $125,232,000       $120,701,000      $122,727,000
Cost of sales                                      102,594,000         94,416,000        97,965,000
                                                  ------------       ------------      ------------

   Gross profit                                     22,638,000         26,285,000        24,762,000

Selling and administrative expenses                 18,647,000         18,601,000        18,189,000
Interest expense                                       840,000            990,000         1,400,000
Other income (expense) (Note I)                       (267,000)         1,066,000           666,000
                                                  ------------       ------------      ------------

   Income before taxes                               2,884,000          7,760,000         5,839,000

Provision for income taxes (Note C)                    334,000          2,530,000         2,133,000
                                                  ------------       ------------      ------------

Net income before cumulative effect
 of accounting change                                2,550,000          5,230,000         3,706,000

Cumulative effect on prior years of change
 in accounting for income taxes (Note C)                  --                 --           1,525,000
                                                  ------------       ------------      ------------

Net income                                        $  2,550,000       $  5,230,000      $  5,231,000
                                                  ============       ============      ============


Net income per share:

  Net income before cumulative effect
    of accounting change                          $       1.23       $       2.60      $       1.92

  Cumulative effect on prior years of change
    in accounting for income taxes                        --                 --                0.79
                                                  ------------       ------------      ------------

  Net income per share                            $       1.23       $       2.60      $       2.71
                                                  ============       ============      ============

Cash dividends declared per share                 $       0.48       $       0.40      $       0.20
                                                  ============       ============      ============

Weighted average shares outstanding                  2,072,000          2,015,000         1,930,000


The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                                                 -------------------

                                                               SEPTEMBER 28, 1996  SEPTEMBER 30, 1995  SEPTEMBER 24, 1994
                                                               ------------------  ------------------  ------------------
Operating Activities
  Net income                                                       $ 2,550,000       $  5,230,000       $ 5,231,000
  Adjustments to reconcile net income to net cash provided
    from operating activities:
    Depreciation and amortization                                    6,534,000          5,950,000         5,830,000
    Other non-cash items                                                     -            382,000           426,000
    Deferred income taxes                                             (303,000)           (23,000)         (216,000)
    Tax accounting change (Note C)                                           -                  -        (1,525,000)
    Change in accounts receivable                                   (4,916,000)          (869,000)          618,000
    Change in inventory                                              1,271,000         (1,351,000)        1,202,000
    Change in accounts payable                                         726,000          1,081,000          (185,000)
    Change in accrued taxes                                           (119,000)          (942,000)          578,000
    Change in other elements of working capital                       (561,000)         1,167,000          (275,000)
    Other, net                                                          75,000           (827,000)          273,000
                                                                   -----------       ------------       -----------

Cash provided from operating activities                              5,257,000          9,798,000        11,957,000

Investment Activities
   Capital expenditures                                             (7,335,000)       (14,961,000)       (2,242,000)
   Proceeds from sale of assets (Note I)                             1,792,000            820,000           324,000
   Proceeds from sale of investment in AlphaGraphics (Note I)                -            953,000                 -
                                                                   -----------       ------------       -----------

Cash used for investment activities                                 (5,543,000)       (13,188,000)       (1,918,000)

Financing Activities
   Scheduled long-term debt repayments                                (409,000)        (2,080,000)       (2,065,000)
   Other long-term borrowings (repayments)                             282,000          4,022,000        (5,833,000)
   Cash dividends                                                     (970,000)          (793,000)         (382,000)
   Proceeds from stock plans                                           269,000            355,000           666,000
                                                                   -----------       ------------       -----------

Cash provided from (used for) financing activities                    (828,000)         1,504,000        (7,614,000)
                                                                   -----------       ------------       -----------

Increase (decrease) in cash and cash equivalents                    (1,114,000)        (1,886,000)        2,425,000

Cash at the beginning of the period                                  1,147,000          3,033,000           608,000
                                                                   -----------       ------------       -----------

Cash at the end of the period                                      $    33,000       $  1,147,000       $ 3,033,000
                                                                   ===========       ============       ===========

Supplemental cash flow information:

   Interest paid                                                   $   724,000       $  1,173,000       $ 1,435,000

   Income taxes paid (net of receipts)                             $   739,000       $  2,880,000       $ 1,667,000



The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         COMMON       ADDITIONAL       RETAINED         TREASURY      STOCKHOLDERS'
                                          STOCK  PAID-IN CAPITAL       EARNINGS            STOCK            EQUITY
                                          -----  ---------------       --------            -----            ------

Balance, September 25, 1993          $4,500,000      $8,157,000    $ 37,847,000     $(24,921,000)    $25,583,000
  Net income                                  -               -       5,231,000                -       5,231,000
  Cash dividends                              -               -        (382,000)               -        (382,000)
  Purchase of Company stock                   -               -               -          (18,000)        (18,000)
  Allocation of stock by ESOP                 -         201,000               -          186,000         387,000
  Shares issued under stock plans             -         162,000               -          606,000         768,000
                                     ---------------------------------------------------------------------------

Balance, September 24, 1994           4,500,000       8,520,000      42,696,000      (24,147,000)     31,569,000
  Net income                                  -               -       5,230,000                -       5,230,000
  Cash dividends                              -               -        (793,000)               -        (793,000)
  Allocation of stock by ESOP                 -         153,000               -          190,000         343,000
  Shares issued under stock plans             -         211,000               -          266,000         477,000
                                     ---------------------------------------------------------------------------

Balance, September 30, 1995           4,500,000       8,884,000      47,133,000      (23,691,000)     36,826,000
  Net income                                  -               -       2,550,000                -       2,550,000
  Cash dividends                              -               -        (970,000)               -        (970,000)
  Shares issued under stock plans             -         171,000               -          187,000         358,000
                                     ---------------------------------------------------------------------------

Balance, September 28, 1996          $4,500,000      $9,055,000    $ 48,713,000     $(23,504,000)    $38,764,000
                                     ===========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Courier Corporation helps organizations manage the process of creating and distributing intellectual properties. Services include the preparation, production, storage and distribution of information in a variety of formats from traditional books to CD-ROMs and online services. Products include Bibles, reference texts, books, software kits and technical documentation.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions. Such financial statements have been prepared in conformity with generally accepted accounting principles which require the use of certain estimates and assumptions.

Fiscal years 1996 and 1994 were 52-week periods compared with fiscal year 1995 which was a 53-week period. Certain amounts for 1995 and 1994 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

CASH EQUIVALENTS: The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Interest of approximately $15,000 and $120,000 was capitalized in fiscal years 1996 and 1995, respectively. No interest was capitalized in fiscal 1994. The Company provides for depreciation of plant and equipment on a straight-line basis over periods ranging from 3 to 11 years, except for depreciation on buildings and improvements which is based on estimated useful lives ranging from 10 to 40 years.

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

REVENUE RECOGNITION: Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership interest.

NET INCOME PER SHARE: Net income per share is based upon the weighted average number of common shares and equivalents outstanding during each period. Common share equivalents are attributable primarily to outstanding stock opions. The weighted average shares and equivalents were 2,072,000, 2,015,000 and 1,930,000 for fiscal 1996, 1995 and 1994, respectively. As there is not a material difference between primary and fully diluted net income per share, only primary net income per share is presented.

NOTE B.  INVENTORIES

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for substantially all inventories. Inventories as of September 28, 1996 and September 30, 1995 consisted of the following:

                                   Fiscal Year
                         ------------------------------
                             1996                1995
                             ----                ----
Raw materials            $2,901,000          $4,984,000
Work in process           3,746,000           3,529,000
Finished goods            1,531,000             936,000
                         ----------          ----------
Total                    $8,178,000          $9,449,000
                         ==========          ==========

On a first-in, first-out (FIFO) basis, reported year-end inventories would have increased by $6.0 million in 1996 and $5.9 million in 1995.

NOTE C.  INCOME TAXES

The statutory federal tax rate is 34%. The total provision differs from that computed using the statutory federal income tax rate for the following reasons:

                                                                     Fiscal Year
                                                        --------------------------------------
                                                           1996         1995           1994
                                                           ----         ----           ----

Federal income taxes at statutory rate                  $ 980,000    $2,638,000    $ 1,985,000
State income taxes, net of federal income tax benefit     143,000       259,000        449,000
Export related income                                    (279,000)     (277,000)      (277,000)
Dividend deduction                                              -       (96,000)             -
Donation of real estate                                  (500,000)            -              -
Other                                                     (10,000)        6,000        (24,000)
                                                        ---------    ----------    -----------
Total                                                   $ 334,000    $2,530,000    $ 2,133,000
                                                        =========    ==========    ===========

The provision for income taxes consisted of the following:

                                                 Fiscal Year
                                      -------------------------------------
                                         1996         1995           1994
                                         ----         ----           ----

Currently payable:
     Federal                          $ 343,000    $2,127,000    $1,591,000
     State                              294,000       426,000       758,000
                                      ---------    ----------    ----------
                                        637,000     2,553,000     2,349,000
                                      ---------    ----------    ----------
Deferred:
     Federal                           (225,000)       11,000      (138,000)
     State                              (78,000)      (34,000)      (78,000)
                                      ---------    ----------    ----------
                                       (303,000)      (23,000)     (216,000)
                                      ---------    ----------    ----------
Total                                 $ 334,000    $2,530,000    $2,133,000
                                      =========    ==========    ==========


The deferred income tax benefit arose from the following temporary differences:

                                                    Fiscal Year
                                        -----------------------------------
                                           1996         1995         1994
                                           ----         ----         ----

Accelerated depreciation                $ 605,000    $(479,000)   $(262,000)
Non-deductible accruals and reserves     (363,000)     281,000       42,000
Utilization of tax credits                      -      214,000       21,000
Retirement plan contributions             (69,000)     (61,000)     (10,000)
Charitable contributions carryforward    (500,000)           -            -
Other                                      24,000       22,000       (7,000)
                                        ---------    ---------    ---------
Total                                   $(303,000)   $ (23,000)   $(216,000)
                                        =========    =========    =========

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of September 28, 1996 and September 30, 1995:

                                                         Fiscal Year
                                                 ---------------------------
                                                     1996             1995
                                                     ----             ----
Deferred tax assets:
  Vacation accrual not currently deductible      $  429,000       $  389,000
  Other accruals not currently deductible           471,000          252,000
  Non-deductible reserves                           691,000          567,000
  Other                                             (11,000)          28,000
                                                 ----------       ----------
    Classified as current                         1,580,000        1,236,000
Deferred compensation arrangements                  762,000          713,000
Charitable contributions carryforward               500,000                -
Other                                                 9,000           (6,000)
                                                 ----------       ----------
    Total                                        $2,851,000       $1,943,000
                                                 ==========       ==========
Deferred tax liabilities:
    Accelerated depreciation                     $4,759,000       $4,154,000
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

NOTE D.  LONG-TERM DEBT

Long-term debt of the Company and its consolidated subsidiaries consisted of the following:

                                                                         Fiscal Year
                                                                  ------------------------
                                                                      1996         1995
                                                                      ----         ----

Obligation under revolving  bank credit facility at 6.2% as of
  September 28, 1996                                              $7,047,000    $7,965,000

9.5% secured promissory note, payable in monthly installments
  through October 2001                                             1,223,000     1,405,000

Obligation under industrial development bond arrangement
  at 3%, payable in monthly installments through May 2011          1,173,000             -

Obligation under industrial revenue bond arrangement at 65%
  of prime rate (5.4% at September 28, 1996), payable in
  semi-annual installments of $100,000 through December 1997         300,000       500,000
                                                                  ----------    ----------
                                                                   9,743,000     9,870,000

Less: Current maturities                                             466,000       382,000
                                                                  ----------    ----------
Total                                                             $9,277,000    $9,488,000
                                                                  ==========    ==========

Scheduled aggregate principal payments of long-term debt are $466,000 in fiscal 1997, $7,435,000 in fiscal 1998, $311,000 in fiscal 1999, $338,000 in fiscal
2000, $366,000 in fiscal 2001 and $827,000 thereafter.

The Company maintains an $11 million long-term revolving credit agreement at an interest rate not to exceed the lender's prime interest rate. Borrowings under this facility amounted to approximately $7.0 million at September 28, 1996. The Company also maintains an informal line of credit providing for aggregate borrowings of $10 million at an interest rate not to exceed the lender's prime rate. There have been no short-term borrowings against the Company's line during the three fiscal years ended September 28, 1996.

The revolving credit facility matures in January 1998 and is included in scheduled aggregate principal payments due in 1998. This facility and the Company's informal bank credit line are expected to be replaced with a new $20 million revolving credit facility in 1997.

In April 1996, the Company received $1.2 million of industrial development bond financing at a 3% interest rate in connection with the fiscal 1995 purchase of a formerly leased facility in Pennsylvania.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the incurring of additional indebtedness and a quarterly test of cash flow to debt service. It also provides for a commitment fee of 1/2% per annum on the unused portion. The industrial bond arrangements and the 9.5% promissory note provide for a lien on the assets acquired with the proceeds.

NOTE E.  RETIREMENT PLANS

The Company and its consolidated subsidiaries maintain various retirement plans covering substantially all of its employees. Pension costs of multi-employer union plans consist of defined contributions determined in accordance with the respective collective bargaining agreements. Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan and the Courier Employee Stock Ownership Plan (ESOP). Effective February 1, 1996, the assets of the ESOP were merged and consolidated with the assets of the Courier Profit Sharing and Savings Plan. Non-union employees become participants in these retirement plans after completing at least one year of eligible service. Retirement costs for the Company's principal plans amounted to $1,063,000 in fiscal 1996, $1,328,000 in fiscal 1995 and $1,338,000 in fiscal
1994.

The Profit Sharing and Savings Plan is qualified under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 16% of their compensation, with the Company matching 25% of the first 6% of employee contributions. The Company also makes contributions based on profits each year for the benefit of all eligible employees under the plan.

The ESOP may allocate shares of Company common stock to participants annually based on their compensation as defined in the plan. During fiscal 1996, 8,798 shares were allocated to eligible participants for the plan year ended December 31, 1995. Such shares were available within the ESOP as a result of previous forfeitures. At September 28, 1996, the ESOP held 147,208 shares on behalf of the participants.

NOTE F.  COMMITMENTS AND CONTINGENCIES

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged against income under such leases approximated $2,370,000 in fiscal 1996, $2,428,000 in fiscal 1995 and $1,681,000 in fiscal 1994. As of September 28, 1996, minimum annual rental commitments under the Company's long-term operating leases are approximately $1,763,000 in fiscal 1997, $1,358,000 in fiscal 1998, $1,117,000 in fiscal 1999, $ 1,103,000 in fiscal 2000, $1,100,000 in fiscal 2001 and
$3,645,000 thereafter.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

NOTE G.  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company is engaged in one industry, the manufacture of printed products. Customers, which consist primarily of publishers, are granted credit on an unsecured basis.

Export sales as a percentage of consolidated sales were approximately 17% in fiscal 1996 and 16% in fiscal 1995 and fiscal 1994. Sales to a religious book customer amounted to approximately 27% of consolidated sales in fiscal 1996 and fiscal 1995 and 25% in fiscal 1994. No other customer accounted for more than 10% of consolidated sales.

NOTE H.  STOCK ARRANGEMENTS

STOCK OPTION/INCENTIVE PLANS: In January 1993, stockholders approved the Courier Corporation 1993 Stock Incentive Plan to replace the expiring 1983 Stock Option Plan. The 1993 Stock Incentive Plan was amended and restated, with stockholder approval, in January 1996. The amendment provided for, among other things, an increase in the number of shares available for granting of stock options and stock grants under the plan by 100,000 shares to a total of 230,000 shares. Under the provisions of each plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees. The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.

The following table summarizes stock option activity for these plans for each of the last three fiscal years:

                                                          Fiscal Year
                                              ---------------------------------
                                                1996        1995         1994
                                                ----        ----         ----

Option Shares:
Outstanding at beginning of period            223,680      227,550      229,574
Issued during period                           29,525       21,930       72,150
Exercised during period                       (13,115)     (12,450)     (52,224)
Canceled during period                         (8,238)      (3,350)     (21,950)
                                             --------     --------     --------
Outstanding at end of period                  241,852      233,680      227,550
                                             ========     ========     ========
Exercisable at end of period                  166,722      133,323      101,650

Shares available for future grants of
  options at end of period                     84,183        6,270       28,200

Average price of options outstanding at
   end of period                             $  14.77     $  14.48     $  13.87

Average price of options exercised during
   period                                    $  12.91     $  13.41     $  10.57


STOCK GRANT PLAN: The Company established a stock grant plan in 1977 entitling key employees to receive shares of common stock of the Company. Shares granted are either fully vested or vest over periods up to 5 years. The maximum number of shares of common stock which may be awarded under the stock grant plan is 132,500 shares and no more than 22,500 shares may be awarded in any one fiscal year. During fiscal 1996, 4,000 shares were granted under the plan; no shares were granted in either fiscal 1995 or 1994. The related compensation expense, based on the amortization over the vesting period of the fair market value of the shares on the date granted, was $31,000 in 1996, $39,000 in 1995 and $63,000 in 1994. As of September 28, 1996, there were 6,719 shares available for future grants under the plan.

EMPLOYEE STOCK PURCHASE PLAN: Under the Company's Employee Stock Purchase Plan adopted in fiscal 1988, eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the beginning or end of the grant period. At September 28, 1996, 50,146 shares had been issued under the plan at an average price of $11.67 per share, with an additional 39,854 shares reserved for future issuances.

DIRECTORS' OPTION PLAN: A 1989 plan, as amended in November 1993, allows members of the Company's Board of Directors to make an election to apply either 50% or 100% of their annual director's fee and committee chair fee toward the annual grant of a stock option to be offered at a price per share $5 below the fair market value of the Company's common stock at the time the option is granted. The annual director's fee for 1996 was $12,000; the two committee chair fees amounted to a total of $15,000 for 1996. The plan, as approved by stockholders, provides that 100,000 shares be reserved for the granting of options.

The following table summarizes stock option activity for this plan for each of the last three fiscal years:

                                                                              Fiscal Year
                                                                  ------------------------------
                                                                    1996        1995        1994
                                                                    ----        ----        ----
Option Shares:
Outstanding at beginning of  period                                12,400      18,600      13,200
Issued during period                                               13,400       9,200       9,600
Exercised during period                                            (2,400)     (9,400)     (4,200)
Canceled during period                                                  -      (6,000)          -
                                                                  -------     -------     -------
Outstanding at end of period                                       23,400      12,400      18,600
                                                                  =======     =======     =======

Exercisable at end of period                                       23,400      12,400      18,600
Shares available for future grants of options at end of period     49,000      62,400      65,600
Average price of options outstanding at end of period             $ 13.15     $ 10.89     $ 10.89
Average price of options exercised during period                  $ 12.11     $  7.69     $  6.49


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

STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for stock-based employee compensation plans. This pronouncement will apply to options granted in fiscal 1996 and thereafter. The Company has until fiscal 1997 to adopt SFAS No. 123 and is evaluating whether or not it will change to the recognition provisions of this pronouncement.

NOTE I.  OTHER INCOME (EXPENSE)

Other income (expense) as reported in the accompanying income statements consisted of the following:

                                                            Fiscal Year
                                              ----------------------------------
                                                 1996          1995        1994
                                                 ----          ----        ----
Net rental income                             $  99,000    $  335,000   $601,000
Loss on sale and donation of real estate       (366,000)            -          -
Gain on sale of investment in AlphaGraphics           -       329,000          -
Dividend income from AlphaGraphics                    -       402,000     65,000
                                              ---------    ----------   --------
Total                                         $(267,000)   $1,066,000   $666,000
                                              =========    ==========   ========


Net rental income is derived from two buildings which are separately reported in the accompanying balance sheets as "Real estate held for sale or lease, net." One of these properties was the Company's former telephone directory manufacturing facility in Lowell, Massachusetts, the lease on which expired September 30, 1994. On March 1, 1996, the Company completed the sale and donation of this vacant facility. Sales proceeds of $1.8 million for approximately half the facility resulted in a pretax loss of $366,000. The donation of the remainder of the facility generated a tax benefit of approximately $500,000 resulting in an after-tax gain on the overall transaction of approximately $250,000. The lease on the second building expired June 30, 1996 and the facility is currently vacant pending sale or lease.

In September 1996, the Company relocated its corporate headquarters into an existing facility in North Chelmsford, Massachusetts. The former site in Lowell, Massachusetts is vacant pending sale or lease and is included in the September 28, 1996 balance sheet as "Real estate held for sale or lease, net." Management does not believe that there is any material impairment of these or any other asset of the Company as measured in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

On September 29, 1995, AlphaGraphics repurchased the Company's investment interest and paid related cumulative dividends. The Company received $953,000 for its investment in AlphaGraphics resulting in a gain of $329,000. In addition, the Company received $347,000 in past cumulative dividends.

NOTE J - SUBSEQUENT EVENT

In November 1996, the Company announced that its Board of Directors authorized the repurchase of common shares with an aggregate purchase price of up to $3 million.

                               COURIER CORPORATION
                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 1996:  (dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                   First        Second         Third        Fourth
-------------------------------------------------------------------------------------------------------------------
Operating Results:
Net sales                                                         $30,115       $31,384       $32,928       $30,805
Gross profit                                                        5,611         5,677         5,881         5,469
Net income                                                            624           663           515           748
Net income per share                                                 0.30          0.32          0.25          0.36
Dividends declared per share                                         0.12          0.12          0.12          0.12
Stock Price:
     Highest bid                                                       26 1/2        23 3/4        23 1/2        18
     Lowest bid                                                        21            21 3/4        16 1/4        14


Fiscal 1995:  (dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                   First        Second         Third         Fourth
-------------------------------------------------------------------------------------------------------------------

Operating Results:
Net sales                                                         $30,916       $29,643       $30,210       $29,932
Gross profit                                                        6,767         6,236         6,513         6,769
Net income                                                          1,002           758         1,217         2,253
Net income per share                                                 0.50          0.38          0.60          1.10
Dividends declared per share                                         0.10          0.10          0.10          0.10
Stock Price:
     Highest bid                                                       18 1/2        18 3/4        20            21 1/2
     Lowest bid                                                        15 1/2        16 1/4        17 1/4        18 3/4


Common shares of the Company are traded over-the-counter on the Nasdaq national market system - symbol "CRRC".

There were approximately 640 stockholders of record as of September 28, 1996.

                               COURIER CORPORATION
                           FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions except per share data)
-------------------------------------------------------------------------------------------------------------------
                                                         1996         1995 *      1994 **      1993       1992  ***
-------------------------------------------------------------------------------------------------------------------

Net sales                                               $125.2       $120.7      $122.7       $115.2      $121.9

Gross profit                                              22.6         26.3        24.8         21.3        16.5

Net income (loss) before cumulative effect
  of accounting change                                     2.6          5.2         3.7          2.2        (6.0)

Net income (loss)                                          2.6          5.2         5.2          2.2        (6.0)

Net income (loss) per share before cumulative
  effect of accounting change                             1.23         2.60        1.92         1.20       (3.44)

Dividends per share                                       0.48         0.40        0.20            -        0.20

Working capital                                           13.7         11.0        10.8         10.5        13.9

LIFO reserve                                               6.0          5.9         5.1          5.2         5.4

Current ratio (FIFO basis)                                 1.9          1.8         1.7          1.8         2.1

Total assets                                              74.8         73.0        64.4         66.0        70.7

Long-term debt                                             9.3          9.5         5.8         13.8        22.2

Long-term debt as a percentage of capitalization          19.3%        20.5%       15.6%        35.0%       49.6%

Depreciation and amortization                              6.5          6.0         5.8          6.3         6.8

Capital expenditures                                       7.3         15.0         2.2          3.4         2.5

Stockholders' equity                                      38.8         36.8        31.6         25.6        22.5

Return on stockholders' equity                             6.6%        14.2%       16.6%         8.6%      (26.8)%

Stockholders' equity per share                            19.10        18.35       16.13        13.67      12.77

Shares outstanding (000's omitted)                        2,029        2,007       1,957        1,872      1,766

Number of employees                                       1,050        1,103       1,093        1,165      1,155



Net income per share is based on weighted average shares outstanding; stockholders' equity per share is based on shares outstanding at year end.

*   Fiscal 1995 included 53 weeks.

** Fiscal 1994 net income includes non-cash income of $1.5 million from the adoption of SFAS No. 109, "Accounting for Income Taxes," resulting in net income per share of $2.71 (Note C).

*** Fiscal 1992 results include a charge of $2.1 million or $1.18 per share for closing the Company's U.K. plant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Sales in fiscal 1996 were $125.2 million compared to fiscal 1995 sales of $120.7 million. Fiscal 1995 included 53 weeks compared to 52 weeks in 1996. After adjusting for the extra week, 1996 sales increased 5.7 % over fiscal 1995 despite a difficult industry environment. The increase in sales reflects growing volume in the publishing and religious markets. Sales to software customers were down significantly reflecting lower demand for printed manuals and diskette replication as that market adopts alternative technologies such as CD-ROM and online services. Pricing competition increased in intensity in all markets this year. Sales in fiscal 1995 were $120.7 million, down from fiscal 1994 sales of $122.7 million. The decline in sales reflects the impact of a Company initiative designed to improve the quality of revenue by shifting the focus away from commodity-like business, adding new services enabling growth in higher value-added turnkey relationships and enhancing the skills of the sales and service teams to deliver these new services.

     Gross profits in 1996 were approximately $3.6 million lower than 1995 and, as a percentage of sales, decreased from 21.8% to 18.1%. Margins were down because of sharply lower prices for recycled paper which lowered gross profits by $1.6 million, new equipment start-up costs, pricing pressures due to increased competition and a significant drop in volume from software customers. Operations involved in software manufacturing were significantly downsized in 1996 to adjust for reductions in printing and diskette replication sales. Gross profits increased by approximately $1.5 million from 1994 to 1995. As a percentage of sales, gross profit improved from 20.2% to 21.8%. The increase was attributable to improvement in the quality of revenue, increased recycling revenue and cost reductions and other benefits associated with manufacturing process improvements.

     Selling and administrative expenses in 1996 were comparable to 1995. As a percentage of sales, selling and administrative expenses decreased from 15.4% to 14.9%. Increased costs related to enhancements to communication and information systems and expansion of the Company's Copyright Management Services (CMS) division were offset by lower administrative expenses. From 1994 to 1995, selling and administrative expenses increased by $0.4 million or 2.3%. As a percentage of sales, selling and administrative expenses were 14.8% in 1994 compared to 15.4% in 1995. The increase resulted from higher selling costs, the introduction of CMS, costs associated with improvements to the Company's communication and information systems, and the additional week in fiscal 1995. These factors more than offset a reduction in administrative expenses.

     Interest expense for fiscal 1996 was $150,000 lower than fiscal 1995 as a lower average interest rate more than offset average borrowings that were approximately $0.3 million higher in fiscal 1996 than fiscal 1995. From 1994 to 1995, interest expense decreased by approximately $0.4 million due to a reduction in average borrowings of approximately $4.8 million during the year.

     In 1996, other income (expense) included a pretax loss from the Company's sale and donation of its former telephone directory manufacturing facility. The sale of approximately half of the facility resulted in a pretax loss of $366,000. Tax benefits of approximately $500,000 from the donation of the remainder of the facility resulted in an after-tax gain on the overall transaction of approximately $250,000. Net rental income was $99,000 in 1996. In 1995, other income included a $329,000 gain on the sale of the Company's investment in AlphaGraphics and dividend income of approximately $400,000 related to that investment. Net rental income in 1995 was $335,000. In 1994, other income included approximately $65,000 in dividends received from AlphaGraphics, as well as $601,000 of net rental income. The 1994 net rental income included $425,000 from a building lease that expired on September 30, 1994. As mentioned above, the sale and donation of this facility was completed in 1996.

     The Company's tax rate for 1996, exclusive of the $500,000 tax benefit related to the donation of property discussed above, was 29% compared to 33% for 1995. The lower tax rate was primarily due to benefits from export related income. The Company's tax rate of 33% for 1995 was lower than the 1994 rate of 37% because 1995 included a benefit from the tax exempt portion of dividend income and a lower effective state income tax rate.

     Net income before the cumulative effect of an accounting change was $2.6 million or $1.23 per share for fiscal 1996 compared to $5.2 million or $2.60 per share for fiscal 1995. The lower earnings were primarily attributed to a reduction in gross profits and a decrease in other income related to non-recurring items. Net income before the cumulative effect of an accounting change was $5.2 million or $2.60 per share in fiscal 1995, up 41% from $3.7 million or $1.92 per share in fiscal 1994. The improvement in gross profit margins and income associated with the sale of the Company's investment in AlphaGraphics were the primary factors contributing to the improvement in earnings. Weighted average shares outstanding increased by 57,000 shares from 1995 to 1996 and 85,000 shares from 1994 to 1995 due to shares allocated under the Employee Stock Ownership Plan and additional equivalent shares for stock options.

     At the beginning of fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires companies to determine deferred income taxes under the liability method of accounting. The cumulative effect on prior years relating to the adoption of this required accounting change produced one-time, non-cash income of $1.5 million, increasing net income for fiscal 1994 to $5.2 million or $2.71 per share.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for stock-based employee compensation plans. This pronouncement will apply to options granted in fiscal 1996 and thereafter. The Company has until fiscal 1997 to adopt SFAS No. 123 and is evaluating whether or not it will change to the recognition provisions of this pronouncement.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1996, operations provided approximately $5.3 million in cash. Net income for the year was $2.6 million and depreciation was $6.5 million. Working capital used approximately $3.9 million of cash. The major factors impacting working capital were a $4.9 million increase in accounts receivable partially offset by a $1.3 million decrease in inventories.

     Investment activities in 1996 used approximately $5.5 million in cash. Capital expenditures for 1996 were approximately $7.3 million. This was offset, in part, by proceeds of approximately $1.8 million received in connection with the sale of approximately half of the Company's former telephone directory facility, which had been vacant; the Company donated the remainder of the facility. Capital expenditures included additions and upgrades to binding equipment, continued improvements to Company communication and information systems and approximately $2.5 million to expand the Company's plant in Pennsylvania. As discussed below, this project is scheduled to be completed in early fiscal 1997 with remaining costs of approximately $1 million. Fiscal 1997 capital expenditures are expected to approximate the fiscal 1996 level.

     Financing activities utilized approximately $0.8 million of cash in 1996, primarily related to dividend payments of approximately $1.0 million. Proceeds received from Company stock plans were $0.3 million while aggregate long-term borrowings decreased by $0.1 million. In April 1996, the Company received $1.2 million of industrial development bond financing at a 3% interest rate in connection with the fiscal 1995 purchase of a formerly leased facility in Pennsylvania. In May 1996, the Company began construction of a 100,000 square foot addition to this facility. The expansion, scheduled for completion in early fiscal 1997, will enable the Company to consolidate operations currently located in an older, multi-story facility to the newer, more efficient property. The Company has signed an agreement to sell the multi-story facility to a developer for approximately $4.6 million. Closing is scheduled for March 1997, but a number of contingencies remain. The Company has two additional buildings for sale including its former headquarters building in Lowell, MA vacated in September and a building in Raymond, NH vacated by a tenant in June.

     The Company maintains an $11 million long-term revolving credit facility which matures in January 1998. This revolving credit facility contains restrictive covenants, including provisions related to the maintenance of working capital, the incurring of additional indebtedness and a quarterly test of cash flow to debt service. In addition, the Company continues to maintain an informal bank credit line of $10 million. There were no short-term borrowings during 1996. In fiscal 1997, the Company intends to replace both the revolving credit facility and the informal bank credit line with a single $20 million long-term revolving credit facility. The Company expects that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 1997.

     In November 1996, the Company announced that its Board of Directors authorized the repurchase of common shares with an aggregate purchase price of up to $3 million.

EFFECTS OF INFLATION

     The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the rate of inflation has remained moderate, which has allowed the Company to pass on to customers a significant portion of inflationary cost increases through price adjustments, except where otherwise dictated by competition. By accounting for most inventories on a LIFO basis, the earnings reported in the Company's financial statements more closely approximates the level of earnings which would be reported if measured in terms of constant, current value dollars.

                               COURIER CORPORATION

                      SCHEDULE II - CONSOLIDATED VALUATION
                      AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                 BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                      END OF
DESCRIPTION                                       OF PERIOD      EXPENSES    DEDUCTIONS        PERIOD
-----------------------------------------------------------------------------------------------------

Fiscal year ended September 28, 1996:
       Allowance for uncollectible accounts        $564,000      $313,000       $48,000      $829,000


Fiscal year ended September 30, 1995:
       Allowance for uncollectible accounts        $588,000      $204,000      $228,000      $564,000


Fiscal year ended September 24, 1994:
       Allowance for uncollectible accounts        $683,000      $269,000      $364,000      $588,000
