Form 10-Q
period 1996-12-28
COURIER CORP
filed 1997-02-11
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarterly period ended                  December 28, 1996
                                ----------------------------------------------

                                       or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the transition period from
                                 --------------------   to   -----------------

Commission file number                        0-7597
                        ------------------------------------------------------

                               COURIER CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                  04-2502514
------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

15 Wellman Avenue, North Chelmsford, Massachusetts                    01863
------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

                                 (508) 251-6000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    NO CHANGE
------------------------------------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X            No
              -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                           Outstanding at February 4, 1997
-------------------------------------     -------------------------------------
    Common Stock, $1 par value                        2,027,939 shares

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                      December 28,     September 28,
ASSETS                                                     1996            1996
------                                                ------------     -------------

Current assets:
   Cash and cash equivalents                               $    29       $    33
   Accounts receivable, less allowance
     for uncollectible accounts                             23,917        24,935
   Inventories (Note B)                                     10,292         8,178
   Deferred income taxes                                     1,582         1,580
   Other current assets                                      1,092           954
                                                           -------       -------

     Total current assets                                   36,912        35,680

Property, plant and equipment, less
  accumulated depreciation: $59,545
  at December 28, 1996 and $58,868
  at September 28, 1996                                     35,264        36,675

Real estate held for sale or lease, net                      2,849           698

Goodwill, at cost                                            1,204         1,204

Other assets                                                   497           509
                                                           -------       -------

  Total assets                                             $76,726       $74,766
                                                           =======       =======




The accompanying notes are an integral part of the consolidated financial statements.


                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                        December 28,   September 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                        1996          1996
------------------------------------                    ------------   -------------

Current liabilities:
   Current maturities of long-term debt                  $    466      $    466
   Accounts payable                                         9,282         9,705
   Accrued taxes                                            5,144         4,835
   Other current liabilities                                6,993         6,952
                                                         --------      --------

      Total current liabilities                            21,885        21,958

Long-term debt                                             10,644         9,277
Deferred income taxes                                       3,465         3,488
Other liabilities                                           1,293         1,279
                                                         --------      --------

      Total liabilities                                    37,287        36,002
                                                         --------      --------

Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 4,500,000 shares             4,500         4,500
   Additional paid-in capital                               9,060         9,055
   Retained earnings                                       49,399        48,713
   Treasury stock, at cost: 2,471,000 shares
      at December 28, 1996 and 2,471,000
      shares at September 28, 1996                        (23,520)      (23,504)
                                                         --------      --------

      Total stockholders' equity                           39,439        38,764
                                                         --------      --------

Total liabilities and stockholders' equity               $ 76,726      $ 74,766
                                                         ========      ========



The accompanying notes are an integral part of the consolidated financial statements.




                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)




                                                             THREE MONTHS ENDED
                                                        ----------------------------
                                                        December 28,    December 30,
                                                            1996           1995
                                                        ------------    ------------

Net sales                                                 $30,539        $30,115
Cost of sales                                              24,218         24,446
                                                          -------        -------

  Gross profit                                              6,321          5,669

Selling and administrative expenses                         4,850          4,566
Interest expense                                              160            212
Other income                                                    7             26
                                                          -------        -------

  Income before taxes                                       1,318            917

Provision for income taxes (Note C)                           389            293
                                                          -------        -------

  Net income                                              $   929        $   624
                                                          =======        =======


  Net income per share                                    $  0.45        $  0.30
                                                          =======        =======


Cash dividends declared per share                         $  0.12        $  0.12
                                                          =======        =======


Weighted average shares outstanding                     2,050,000      2,084,000





The accompanying notes are an integral part of the consolidated financial statements.


                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                              THREE MONTHS ENDED
                                                          --------------------------
                                                          December 28,  December 30,
                                                              1996          1995
                                                          -----------   ------------
Cash provided from (used for) operating activities          $ 1,462     $(2,996)
                                                            -------     -------

Investment activities:
  Capital expenditures                                       (2,543)       (682)
                                                            -------     -------

Financing activities:
  Repayment of long-term debt                                  (165)       (146)
  Increase in long-term borrowings                            1,532       2,944
  Cash dividends                                               (243)       (241)
  Stock repurchase program                                      (47)       --
                                                            -------     -------

Cash provided from financing activities                       1,077       2,557
                                                            -------     -------


Decrease in cash and cash equivalents                            (4)     (1,121)

Cash at the beginning of the period                              33       1,147
                                                            -------     -------

Cash at the end of the period                               $    29     $    26
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



                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED FINANCIAL STATEMENTS
     ------------------------------

     The balance sheet as of December 28, 1996, the statements of income for the three-month periods ended December 28, 1996 and December 30, 1995, and the statements of cash flows for the three-month periods ended December 28, 1996 and December 30, 1995 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1996 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data as of September 28, 1996 was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 28, 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits either recording the estimated value of stock-based employee compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on net income per share in the notes to the financial statements. The Company will continue to apply current accounting rules for the recording of stock-based compensation (APB Opinion No. 25) and will comply with the provision of SFAS No. 123 relative to disclosure in the notes to the financial statements which will be effective with the Company's Annual Report for the fiscal year ending September 27, 1997.

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

B.   INVENTORIES


Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories.
Inventories consisted of the following:

                                                   (000's Omitted)
                                             ---------------------------
                                             December 28,  September 28,
                                                 1996          1996
                                             ------------  -------------
              Raw materials                    $ 3,455       $2,901
              Work in process                    4,743        3,746
              Finished goods                     2,094        1,531
                                               -------       ------
                                               $10,292       $8,178
                                               =======       ======

C.   INCOME TAXES

The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:

                                                    (000's Omitted)
                                                  Three Months Ended
                                             ---------------------------
                                             December 28,  December 30,
                                                 1996          1995
                                             ------------  -------------
              Federal income taxes at
                statutory rate                    $448         $312
              State income taxes, net               23           27
              Export related income                (52)         (34)
              Other                                (30)         (12)
                                                  ----         ----
                Total provision                   $389         $293
                                                  ====         ====

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------

Sales in the first quarter of fiscal 1997 were $30.5 million compared to $30.1 million in the prior year's first quarter. The modest sales growth reflects market softness and increasingly competitive conditions.

Gross profit increased to $6.3 million, or 21% of sales, in the first quarter from $5.7 million, or 19% of sales, in the same period last year. The improvement in gross profit was attributable to benefits realized from streamlining software documentation operations, gains in productivity and lower costs. Partially offsetting these positive factors, however, was a decrease in the market price of recycled paper which reduced gross profit by $340,000 compared to the same period last year. In addition, costs associated with consolidating operations in Philadelphia amounted to $350,000 in the first quarter of 1997. The consolidation into a newer, more efficient manufacturing facility was completed in December 1996.

Selling and administrative expenses increased to $4.9 million in the first quarter of fiscal 1997 from $4.6 million in the same period last year. As a percentage of sales, selling and administrative expenses were 16% compared to 15% in the first quarter last year. The increase includes expansion of the Company's Copyright Management Services (CMS) division and expenses that relate to the increase in profitability.

Interest expense was $160,000 compared to $212,000 in the first quarter of fiscal 1996 reflecting both a lower average interest rate and decreased average borrowings. In addition, interest of $28,000 was capitalized in the first quarter of fiscal 1997.

The Company's effective tax rate for the first quarter was 30%. This rate was lower than the 32% rate in the corresponding period last year primarily because of a lower effective state tax rate.

Net income for the first quarter of fiscal 1997 was $929,000, up 49% from $624,000 in the first quarter of last year. Net income per share increased 50% to $.45 per share from $.30 per share in the corresponding period last year. The increase in earnings reflects improvements in the Company's gross profit margins as noted above.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits either recording the estimated value of stock-based employee compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on net income per share in the notes to the financial statements. The Company will continue to apply current accounting rules for the recording of stock-based compensation (APB Opinion No. 25) and will comply with the provision of SFAS No. 123 relative to disclosure in the notes to the financial statements which will be effective with the Company's Annual Report for the fiscal year ending September 27, 1997.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

During the first quarter of fiscal 1997, operations provided approximately $1.5 million of cash. Net income was $0.9 million and depreciation was $1.8 million. Working capital used approximately $1.3 million of cash reflecting an increase in inventories.

Investment activities in the first three months of fiscal 1997 used approximately $2.5 million of cash for capital expenditures. Capital expenditures were made primarily for the final phase of the building expansion at the Company's Philadelphia manufacturing facility and for upgrades to binding equipment. Capital expenditures for the entire fiscal year are expected to be comparable to fiscal 1996 levels, which amounted to approximately $7.3 million.

In December 1996, the Company completed the consolidation of operations in Philadelphia from an older, multi-story facility to the recently expanded, more efficient property. The Company is currently renegotiating an agreement, which it had previously signed, to sell the multi-story facility to a developer for approximately $4.6 million. Closing had been scheduled for March 1997; however, if a renegotiated agreement is reached, the closing would not be until later in the year and would remain subject to certain contingencies. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, is now vacant pending sale or lease. With respect to the Company's former headquarters in Lowell, Massachusetts, which was vacated in September 1996, the Company has considered various alternatives and is presently giving priority to donating the property to a not-for-profit organization.

Financing activities for the first quarter of fiscal 1997 provided approximately $1.1 million of cash. At December 28, 1996, the Company had approximately $12.4 million of borrowing capacity available under an $11 million long-term revolving credit facility and a $10 million informal bank credit line. These facilities are expected to be replaced with a new $20 million revolving credit facility in the second quarter.

In November 1996, the Company announced that its Board of Directors authorized the repurchase of common shares with an aggregate purchase price of up to $3 million. Through the end of the first quarter, the Company acquired 3,221 shares of common stock at an average cost of $14.63 per share under this program.

                               COURIER CORPORATION

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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


                               COURIER CORPORATION
                               -------------------
                                  (REGISTRANT)

February 10, 1997                       By: /s/James F. Conway III
-----------------                       --------------------------------
  Date                                         James F. Conway III
                                               Chairman, President and
                                                 Chief Executive Officer


February 10, 1997                       By: /s/Robert P. Story, Jr.
-----------------                           ----------------------------
  Date                                         Robert P. Story, Jr.
                                               Senior Vice President and
                                                 Chief Financial Officer


February 10, 1997                       By: /s/Peter M. Folger
-----------------                       --------------------------------
  Date                                         Peter M. Folger
                                               Vice President and
                                                 Chief Accounting Officer