Form 10-Q
period 1997-03-28
COURIER CORP
filed 1997-05-13
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended     March 29, 1997
                               -------------------------------------------------
                                       or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------------------------
Commission file number             0-7597
                      ----------------------------------------------------------

                               COURIER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                04-2502514
-------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
               or organization)

15 Wellman Avenue, North Chelmsford, Massachusetts             01863
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

                                 (508) 251-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    NO CHANGE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X       No
        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at May 8, 1997
------------------------------------    ------------------------------------
    Common Stock, $1 par value                  1,985,931 shares

                              COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)


                                                      March 29,   September 28,
ASSETS                                                   1997          1996
                                                      ---------   -------------
Current assets:
   Cash and cash equivalents                           $    43       $    33
   Accounts receivable, less allowance
     for uncollectible accounts                         21,949        24,935
   Inventories (Note B)                                 10,349         8,178
   Deferred income taxes                                 1,610         1,580
   Other current assets                                    728           954
                                                       -------       -------
     Total current assets                               34,679        35,680

Property, plant and equipment, less
  accumulated depreciation: $61,323
  at March 29, 1997 and $58,868
  at September 28, 1996                                 34,973        36,675

Real estate held for sale or lease, net (Note D)         2,815           698

Goodwill, at cost                                        1,204         1,204

Other assets                                               485           509
                                                       -------       -------
  Total assets                                         $74,156       $74,766
                                                       =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                      March 29,     September 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997            1996
                                                      ---------     -------------
Current liabilities:
   Current maturities of long-term debt               $    466        $    466
   Accounts payable                                      8,863           9,705
   Accrued taxes                                         4,720           4,835
   Other current liabilities                             6,681           6,952
                                                      --------        --------
      Total current liabilities                         20,730          21,958

Long-term debt                                           9,250           9,277
Deferred income taxes                                    3,544           3,488
Other liabilities                                        1,308           1,279
                                                      --------        --------
      Total liabilities                                 34,832          36,002
                                                      --------        --------
Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 4,500,000 shares          4,500           4,500
   Additional paid-in capital                            9,072           9,055
   Retained earnings                                    49,988          48,713
   Treasury stock, at cost: 2,513,000 shares
      at March 29, 1997 and 2,471,000
      shares at September 28, 1996                     (24,236)        (23,504)
                                                      --------        --------
      Total stockholders' equity                        39,324          38,764
                                                      --------        --------
Total liabilities and stockholders' equity            $ 74,156        $ 74,766
                                                      ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands except per share amounts)


                                                           QUARTER ENDED                      SIX MONTHS ENDED
                                                    ----------------------------        ----------------------------
                                                     March 29,        March 30,          March 29,        March 30,
                                                       1997              1996              1997              1996
                                                    ----------       -----------        ----------       -----------
Net sales                                           $   32,011       $    31,384        $   62,550       $    61,499
Cost of sales                                           25,242            25,707            49,460            50,211
                                                    ----------       -----------        ----------       -----------
  Gross profit                                           6,769             5,677            13,090            11,288

Selling and administrative expenses                      5,396             4,864            10,246             9,372
Interest expense                                           202               255               362               467
Other income (expense)  (Note D)                             7              (340)               14              (314)
                                                    ----------       -----------        ----------       -----------
  Income before taxes                                    1,178               218             2,496             1,135

Provision (benefit) for income taxes (Note C)              350              (445)              739              (152)
                                                    ----------       -----------        ----------       -----------
  Net income                                        $      828       $       663        $    1,757       $     1,287
                                                    ==========       ===========        ==========       ===========
Net income per share                                $     0.41       $      0.32        $     0.86       $      0.62
                                                    ==========       ===========        ==========       ===========
Cash dividends declared per share                   $     0.12       $      0.12        $     0.24       $      0.24
                                                    ==========       ===========        ==========       ===========
Weighted average shares outstanding                  2,041,000         2,082,000         2,048,000         2,083,000

   The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                            SIX MONTHS ENDED
                                                        ------------------------
                                                        March 29,      March 30,
                                                           1997           1996
                                                        ---------      ---------
Cash provided from (used for) operating activities       $ 5,270        ($1,803)
                                                         -------        -------
Investment activities:
  Capital expenditures                                    (4,030)        (2,099)
  Proceeds from sale of assets (Note D)                       --          1,792
                                                         -------        -------
Cash used for investment activities                       (4,030)          (307)
                                                         -------        -------
Financing activities:
  Repayment of long-term debt                               (230)          (191)
  Increase in long-term borrowings                           203          1,791
  Cash dividends                                            (482)          (484)
  Stock repurchase program                                  (798)            --
  Proceeds from stock plans                                   77            214
                                                         -------        -------
Cash provided from (used for) financing activities        (1,230)         1,330
                                                         -------        -------
Increase (decrease) in cash and cash equivalents              10           (780)

Cash at the beginning of the period                           33          1,147
                                                         -------        -------
Cash at the end of the period                            $    43        $   367
                                                         =======        =======

   The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      UNAUDITED FINANCIAL STATEMENTS

      The balance sheet as of March 29, 1997, the statements of income for the quarters ended and the six-month periods ended March 29, 1997 and March 30, 1996 and the statements of cash flows for the six-month periods ended March 29, 1997 and March 30, 1996 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1996 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

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

      In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is not effective until the first quarter of the Company's fiscal 1998. This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The results would not materially differ from earnings per share as presented.

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


B.    INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:

                                                       (000's Omitted)
                                                -----------------------------
                                                March 29,       September 28,
                                                   1997             1996
                                                ---------       -------------
      Raw materials                              $ 2,763            $2,901
      Work in process                              5,727             3,746
      Finished goods                               1,859             1,531
                                                 -------            ------
        Total inventory                          $10,349            $8,178
                                                 =======            ======

C.    INCOME TAXES

      The statutory federal tax rate is 34%. The total tax provision (benefit) differs from that computed using the statutory federal tax rate for the following reasons:

                                                       (000's Omitted)

                                          Quarter Ended            Six Months Ended
                                      ----------------------    ----------------------
                                      March 29,    March 30,    March 29,    March 30,
                                         1997         1996         1997         1996
                                      ---------    ---------    ---------    ---------
      Federal income taxes at
          statutory rate                $ 401        $  74        $ 849        $ 386
      State income taxes, net              23            7           46           34
      Donation of real
          estate (Note D)                  --         (500)          --         (500)
      Export related income               (41)         (15)         (93)         (49)
      Other                               (33)         (11)         (63)         (23)
                                        -----        -----        -----        -----
        Total provision (benefit)       $ 350        $(445)       $ 739        $(152)
                                        =====        =====        =====        =====

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


D.    OTHER INCOME (EXPENSE)


      On March 1, 1996, the Company completed the sale and donation of its former telephone directory manufacturing facility which had been vacant. Sales proceeds of $1.8 million for approximately half the site resulted in a pretax loss of $365,000 which is included in other income (expense). Tax benefits from the donation of the remainder of the property resulted in an after-tax gain on the overall transaction of approximately $250,000 or $.12 per share.

                              COURIER CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the second quarter of fiscal 1997 increased 2% to $32.0 million compared to $31.4 million in the prior year's second quarter. Excluding the sales value of paper, sales grew by over 10% for the quarter despite a continuation of highly competitive market conditions.

Gross profit increased to $6.8 million, or 21% of sales, in the second quarter from $5.7 million, or 18% of sales, in the same period last year. The improvement in gross profit reflects increased sales, gains in productivity, lower costs and benefits realized from streamlining software documentation operations.

Selling and administrative expenses increased to $5.4 million in the second quarter of fiscal 1997 from $4.9 million in the corresponding period last year. As a percentage of sales, selling and administrative expenses were 17% compared to 15% in the second quarter last year. The increase includes expansion of the Company's Copyright Management Services (CMS) division and expenses that relate to the increase in profitability.

Interest expense was $202,000 compared to $255,000 in the second quarter of fiscal 1996 reflecting decreased average borrowings.

Other income (expense) in the second quarter of fiscal 1996 includes the Company's sale and donation of its former telephone directory manufacturing facility. The sale of approximately half of the site resulted in a pretax loss of $365,000. Tax benefits from the donation of the remainder of the property resulted in an after-tax gain of approximately $250,000 or $.12 per share on the overall transaction.

The Company's effective tax rate for the second quarter of fiscal 1997 was 30% compared to a 32% rate in the corresponding period last year, exclusive of the $500,000 tax benefit related to the donation of property discussed above. A lower effective state tax rate accounts for the reduction in the overall rate.

Net income for the second quarter of fiscal 1997 was $828,000 or $.41 per share, up from $663,000 or $.32 per share in the corresponding period last year. Excluding the one-time, after-tax gain related to the sale and donation of property in the prior year, earnings were more than twice last year's comparable figures. The increase in earnings reflects improvements in the Company's gross profit margins as noted above.

For the six months ended March 29, 1997, the Company reported net income of $1.8 million or $.86 per share, compared to $1.3 million or $.62 per share for the same period last year. Sales for the first six months were $62.6 million versus $61.5 million in the comparable period of fiscal 1996. The factors impacting second quarter results similarly affected year-to-date results. In addition, a decrease in the market price of recycled paper reduced gross profit by approximately $375,000 in the first half of fiscal 1997 compared to the same period last year; however, paper recycling income in the second quarter was comparable to last year's second quarter. Also, in the first quarter of fiscal 1997, costs associated with the consolidation of operations in Philadelphia amounted to approximately $350,000. The consolidation into a newer, more efficient manufacturing facility was completed in December 1996.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits either recording the estimated value of stock-based employee compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on net income per share in the notes to the financial statements. The Company will continue to apply current accounting rules for the recording of stock-based compensation and will comply with the provision of SFAS No. 123 relative to disclosure in the notes to the financial statements which will be effective with the Company's Annual Report for the fiscal year ending September 27, 1997.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which will not be effective until the first quarter of the Company's fiscal 1998. This new standard will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The results would not materially differ from earnings per share as presented.

LIQUIDITY AND CAPITAL RESOURCES:

During the first half of fiscal 1997, operations provided approximately $5.3 million of cash. Net income was $1.8 million and depreciation was $3.6 million.

Investment activities in the first six months of fiscal 1997 used approximately $4.0 million of cash for capital expenditures. Capital expenditures were made primarily for the final phase of the building expansion at the Company's Philadelphia manufacturing facility and for upgrades to binding equipment. Capital expenditures for the entire fiscal year are expected to be comparable to fiscal 1996 levels, which amounted to approximately $7.3 million.

In December 1996, the Company completed the consolidation of operations in Philadelphia from an older, multi-story facility to the recently expanded, more efficient property. The Company has signed an agreement to sell the multi-story facility. Closing is scheduled for July 1997 subject to resolution of certain contingencies. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, is now vacant pending sale or lease. With respect to the Company's former headquarters in Lowell, Massachusetts, which was vacated in September 1996, the Company has considered various alternatives and is presently giving priority to donating the property to a not-for-profit organization in order to eliminate ongoing operating costs and to generate a tax benefit in excess of the remaining book value of the property.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

Financing activities for the first half of fiscal 1997 used approximately $1.2 million of cash; dividend payments were $0.5 million and stock repurchases amounted to $0.8 million. In March 1997, the Company replaced it's $11 million long-term revolving credit facility and $10 million informal bank credit line with a new $20 million long-term revolving credit facility. At March 29, 1997, the Company had approximately $12.8 million of borrowing capacity available under the new revolving credit facility. Under the new facility, the Company can borrow at either LIBOR plus 3/4% or the bank's money market rates (6.3% at March 29, 1997). The new facility contains restrictive covenants comparable to the prior revolving credit facility, including provisions related to the maintenance of working capital, the incurring of additional indebtedness and a quarterly test of cash flow to debt service. It also provides for a commitment fee of 1/4% per annum on the unused portion.

The Company is continuing its program to repurchase up to $3 million of its common shares which the Company believes is currently attractively priced. Through the end of the second quarter, the Company acquired 49,311 shares of common stock at an average cost of $16.18 per share under this program. In April 1997, the Board of Directors voted to extend the program through October 1997.

                               COURIER CORPORATION

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Stockholders of the registrant was held on January 16, 1997. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. The stockholders also voted to ratify and approve the selection by the Board of Directors of Deloitte & Touche LLP as independent public accountants for the registrant for the fiscal year ending September 27, 1997.

      ELECTION OF DIRECTORS Votes were cast in the election of directors as follows:

      Nominee                        For       Withheld Authority
      -------                        ---       ------------------
      James F. Conway III         1,745,423          58,063
      W. Nicholas Thorndike       1,745,559          57,927
      Kathleen Foley Curley       1,745,151          58,335

      Directors continuing in office: Edward J. Hoff , Robert P. Story, Jr., Richard K. Donahue, Arnold S. Lerner, Charles E. Otto, George Q. Nichols

      RATIFICATION/APPROVAL OF ACCOUNTANTS Votes were cast in the ratification and approval of Deloitte & Touche LLP as independent public accountants as follows:

         For       Against    Abstain
         ---       -------    -------
      1,792,923     5,142      5,421

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Exhibit No.    Description of Exhibit
      -----------    ----------------------
          10         Revolving Credit Agreement, dated as of March 18, 1997,
                     between Courier Corporation and State Street Bank and Trust
                     Company and The First National Bank of Boston, providing for a $20,000,000 revolving credit facility.

          27         Financial Data Schedule

      (b) Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COURIER CORPORATION
                                  (REGISTRANT)


      May 12, 1997                       By:  s/James F. Conway III
----------------------------                ------------------------------------
        Date                                    James F. Conway III
                                                Chairman, President and
                                                  Chief Executive Officer

     May 12, 1997                        By:  s/Robert P. Story, Jr.
----------------------------                ------------------------------------
        Date                                    Robert P. Story, Jr.
                                                Senior Vice President and
                                                  Chief Financial Officer

      May 12, 1997                       By:  s/Peter M. Folger
----------------------------                ------------------------------------
        Date                                    Peter M. Folger
                                                Vice President and
                                                  Chief Accounting Officer