Form 10-Q
period 1997-06-28
COURIER CORP
filed 1997-08-12
CIK 25212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934


For the quarterly period ended                  June 28, 1997
                                     ------------------------------------------

                                       or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934

For the transition period from                          to
                                ----------------------      --------------------

Commission file number                       0-7597
                         -------------------------------------------------------

                               COURIER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                 04-2502514
-------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

15 Wellman Avenue, North Chelmsford, Massachusetts                  01863
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

                                 (508) 251-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    NO CHANGE
-------------------------------------------------------------------------------
                     (Former name,former address and former
                   fiscal year,if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes       X            No
              ------------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                             Outstanding at August 1, 1997
-----------------------------------          -----------------------------------
     Common Stock, $1 par value                        2,013,709   shares

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                               June 28,             September 28,
ASSETS                                                           1997                   1996
                                                           ------------------     ------------------

Current assets:
   Cash and cash equivalents                                             $25                    $33
   Accounts receivable, less allowance
     for uncollectible accounts                                       21,980                 24,935
   Inventories (Note B)                                               10,755                  8,178
   Deferred income taxes                                               1,502                  1,580
   Other current assets                                                  749                    954
                                                           ------------------     ------------------

     Total current assets                                             35,011                 35,680

Property, plant and equipment, less
  accumulated depreciation: $63,159
  at June 28, 1997 and $58,868
  at September 28, 1996                                               34,463                 36,675

Real estate held for sale or lease, net (Note D)                       2,782                    698

Goodwill, at cost                                                      1,204                  1,204

Other assets                                                             497                    509
                                                           ------------------     ------------------

  Total assets                                                       $73,957                $74,766
                                                           ==================     ==================




The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                               June 28,             September 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1997                   1996
                                                           ------------------     ------------------

Current liabilities:
   Current maturities of long-term debt                                 $366                   $466
   Accounts payable                                                    8,458                  9,705
   Accrued taxes                                                       4,403                  4,835
   Other current liabilities                                           8,078                  6,952
                                                           ------------------     ------------------

      Total current liabilities                                       21,305                 21,958

Long-term debt                                                         8,183                  9,277
Deferred income taxes                                                  3,344                  3,488
Other liabilities                                                      1,314                  1,279
                                                           ------------------     ------------------

      Total liabilities                                               34,146                 36,002
                                                           ------------------     ------------------

Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 4,500,000 shares                        4,500                  4,500
   Additional paid-in capital                                          9,072                  9,055
   Retained earnings                                                  50,559                 48,713
   Treasury stock, at cost: 2,518,000 shares
      at June 28, 1997 and 2,471,000
      shares at September 28, 1996                                   (24,320)               (23,504)
                                                           ------------------     ------------------

      Total stockholders' equity                                      39,811                 38,764
                                                           ------------------     ------------------

Total liabilities and stockholders' equity                           $73,957                $74,766
                                                           ==================     ==================




The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)




                                                              QUARTER ENDED                            NINE MONTHS ENDED
                                                     ----------------------------------         ---------------------------------

                                                        June 28,            June 29,               June 28,           June 29,
                                                           1997                1996                   1997               1996
                                                     --------------      --------------         --------------     --------------



 Net sales                                                 $32,721             $32,928                $95,271            $94,427
 Cost of sales                                              26,212              27,047                 75,672             77,258
                                                     --------------      --------------         --------------     --------------

   Gross profit                                              6,509               5,881                 19,599             17,169

 Selling and administrative expenses                         5,148               4,962                 15,394             14,334
 Interest expense                                              169                 210                    531                677
 Other income (expense)  (Note D)                                7                  26                     21               (288)
                                                     --------------      --------------         --------------     --------------

   Income before taxes                                       1,199                 735                  3,695              1,870

 Provision for income taxes (Note C)                           384                 220                  1,123                 68
                                                     --------------      --------------         --------------     --------------

   Net income                                                 $815                $515                 $2,572             $1,802
                                                     ==============      ==============         ==============     ==============


 Net income per share                                         $0.40               $0.25                  $1.26              $0.87
                                                     ==============      ==============         ==============     ==============


 Cash dividends declared per share                            $0.12               $0.12                  $0.36              $0.36
                                                     ==============      ==============         ==============     ==============


 Weighted average shares outstanding                      2,026,000           2,067,000              2,041,000          2,079,000




The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                                                     NINE MONTHS ENDED
                                                                             -----------------------------------

                                                                               June 28,             June 29,
                                                                                 1997                 1996
                                                                             --------------       --------------


            Cash provided from operating activities                                 $8,072               $1,443
                                                                             --------------       --------------

            Investment activities:
              Capital expenditures                                                  (5,355)              (3,523)
              Proceeds from sale of assets (Note D)                                      -                1,792
                                                                             --------------       --------------

            Cash used for investment activities                                     (5,355)              (1,731)
                                                                             --------------       --------------

            Financing activities:
              Repayment of long-term debt                                             (397)                (347)
              Increase (decrease) in long-term borrowings                             (797)                 763
              Cash dividends                                                          (726)                (727)
              Stock repurchase program                                                (882)                   -
              Proceeds from stock plans                                                 77                  226
                                                                             --------------       --------------

            Cash used for financing activities                                      (2,725)                 (85)
                                                                             --------------       --------------


            Decrease in cash and cash equivalents                                       (8)                (373)

            Cash at the beginning of the period                                         33                1,147
                                                                             --------------       --------------

            Cash at the end of the period                                              $25                 $774
                                                                             ==============       ==============






The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED FINANCIAL STATEMENTS
         ------------------------------

         The balance sheet as of June 28, 1997, the statements of income for the quarters ended and the nine-month periods ended June 28, 1997 and June 29, 1996 and the statements of cash flows for the nine-month periods ended June 28, 1997 and June 29, 1996 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1996 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

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

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This new standard will require that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This new standard will be effective in the Company's fiscal year ending
         September 25, 1999 and will require reclassification of financial statements for earlier periods provided for comparative purposes. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Also in June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. This new standard changes the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be effective in the Company's fiscal year ending September 25, 1999. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.


         B.       INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:

                                                         (000's Omitted)
                                                 -------------------------------
                                                     June 28,     September 28,
                                                      1997           1996
                                                 --------------  ---------------
                   Raw materials                     $ 2,848        $ 2,901
                   Work in process                     6,221          3,746
                   Finished goods                      1,686          1,531
                                                     -------        -------
                       Total inventory               $10,755        $ 8,178
                                                     =======        =======



         C.       INCOME TAXES

         The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:

                                            (000's Omitted)

                                 Quarter Ended        Nine Months Ended
                                 -------------        -----------------
                               June 28,   June 29,   June 28,   June 29,
                                   1997       1996       1997       1996
                                -------    -------    -------    -------
Federal income taxes at
        statutory rate          $   408    $   250    $ 1,256    $   636
State income taxes, net              33         18         79         52
Donation of real
        estate (Note D)            --         --         --         (500)
Export related income               (68)       (68)      (161)      (117)
Other                                11         20        (51)        (3)
                                -------    -------    -------    -------
    Total provision             $   384    $   220    $ 1,123    $    68
                                =======    =======    =======    =======

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


         E.       SUBSEQUENT EVENT

         On July 21, 1997, the Company acquired all of the outstanding capital stock of Book-mart Press, Inc. ("Book-mart"), a North Bergen, New Jersey book manufacturer specializing in short to medium runs of softcover and hardcover books. Book-mart had sales last year of approximately $11 million. The Company paid approximately $12.7 million in cash to the former stockholders of Book-mart for their shares of capital stock. At the time of the closing, Book-mart had approximately $2.3 million of outstanding bank indebtedness which was subsequently paid in full. In connection with the acquisition, 11,111 shares of Courier common stock (based upon a valuation of $18 per share) were issued to two key executives of Book-mart for non-compete agreements. In addition, one of such executives was issued 16,667 shares (subject to a four-year vesting schedule) in connection with an employment agreement. The acquisition will be accounted for as a purchase and, accordingly, the results of operations will be included in the consolidated financial statements from July 21, 1997 forward.

         The purchase price was determined in an arm's-length negotiation and was financed using the Company's existing credit facility with BankBoston, N.A. and State Street Bank and Trust Company. The amount available under this facility was extended from $20 million to $30 million in contemplation of the transaction. The facility was also used by the Company to repay the approximately $2.3 million of Book-mart's existing bank debt subsequent to the consummation of the acquisition.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS:
         ----------------------

         Sales of $32.7 million in the third quarter of fiscal 1997 were down slightly from last year's third quarter sales of $32.9 million due to a continuing drop in paper prices and the paper content of sales. Excluding the sales value of paper, sales grew by approximately 6% for the quarter. Sales in the educational market have been particularly strong this year while software documentation sales have continued to decline.

         Gross profit increased to $6.5 million, or 20% of sales, in the third quarter from $5.9 million, or 18% of sales, in the same period last year. The improvement in gross profit reflects increased sales volume and related capacity utilization, gains in productivity, lower costs and benefits realized from streamlining software documentation operations.

         Selling and administrative expenses of $5.1 million in the third quarter of fiscal 1997 were comparable to the same period last year of $5.0 million. As a percentage of sales, selling and administrative expenses were 16% compared to 15% in the third quarter last year. The increase includes expansion of the Company's Copyright Management
         Services (CMS) division and expenses that relate to the increase in profitability.

         Interest expense was $169,000 compared to $210,000 in the third quarter of fiscal 1996 reflecting decreased average borrowings.


         The Company's effective tax rate was 32% for the third quarter of fiscal 1997 as compared to the 30% rate for the corresponding period last year.

         Net income for the third quarter of fiscal 1997 was $815,000 or $.40 per share, compared to $515,000 or $.25 per share in last year's third quarter. The 58% growth in net income reflects the increase in gross profit as a percent of sales resulting from increased capacity utilization, productivity gains and lower costs.

         For the nine months ended June 28, 1997, the Company reported net income of $2.6 million or $1.26 per share, compared to $1.8 million or $.87 per share for the same period last year. Sales for the first nine months were $95.3 million versus $94.4 million in the comparable period of fiscal 1996. The factors impacting third quarter results similarly affected year-to-date results. In addition, a decrease in the market price of recycled paper reduced gross profit by approximately $330,000 in the first nine months of fiscal 1997 compared to the same period last year; however, paper recycling income in the third quarter was comparable to last year's third quarter. Also, in the first quarter of fiscal 1997, costs associated with the consolidation of operations in Philadelphia amounted to approximately $350,000. The consolidation into a newer, more efficient manufacturing facility was completed in December 1996. The second quarter of fiscal 1996 includes the Company's sale and donation of its former telephone directory manufacturing facility. The sale of approximately half the site resulted in a pretax loss of $365,000. Tax benefits from the donation of the remainder of the property resulted in an after-tax gain of approximately $250,000 or $.12 per share on the overall transaction.

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

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This new standard will require that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This new standard will be effective in the Company's fiscal year ending
         September 25, 1999 and will require reclassification of financial statements for earlier periods provided for comparative purposes. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

         Also in June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. This new standard changes the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be effective in the Company's fiscal year ending September 25, 1999. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         LIQUIDITY AND CAPITAL RESOURCES:
         --------------------------------

         During the first nine months of fiscal 1997, operations provided approximately $8.1 million of cash. Net income was $2.6 million, depreciation was $5.5 million and working capital was comparable to year-end levels.

         Investment activities in the first nine months of fiscal 1997 used approximately $5.4 million of cash for capital expenditures. Capital expenditures were made primarily for the final phase of the building expansion at the Company's Philadelphia manufacturing facility and for upgrades to binding equipment. Capital expenditures for the entire fiscal year are expected to be approximately $8 million.

         In December 1996, the Company completed the consolidation of operations in Philadelphia from an older, multi-story facility to the recently expanded, more efficient property. An agreement to sell the multi-story facility subject to resolution of certain contingencies was scheduled for closing in July 1997. The agreement did not close and the facility is presently offered for sale. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, is now vacant pending sale or lease. With respect to the Company's former headquarters in Lowell, Massachusetts, which was vacated in September 1996, the Company has considered various alternatives and is presently giving priority to donating the property to a not-for-profit organization in order to eliminate ongoing operating costs and to generate a tax benefit in excess of the remaining book value of the property.

         Financing activities for the first nine months of fiscal 1997 used approximately $2.7 million of cash. Dividend payments were $0.7 million, stock repurchases amounted to $0.9 million and long-term debt was reduced by $1.2 million. In March 1997, the Company replaced it's $11 million long-term revolving credit facility with Bank of Boston, N.A. and $10 million informal bank credit line with State Street Bank and Trust Company with a new $20 million long-term revolving credit facility involving both of the banks. At June 28, 1997, the Company had approximately $13.8 million of borrowing capacity available under the new revolving credit facility. Under the new facility, the Company can borrow at either LIBOR plus 3/4% or the bank's money market rates (6.25% at June 28, 1997). The new facility contains restrictive covenants comparable to the prior revolving credit facility, including provisions related to the maintenance of working capital, the incurring of additional indebtedness and a quarterly test of cash flow to debt service. It also provides for a commitment fee of 1/4% per annum on the unused portion.

         In November 1996, the Company announced a program to repurchase up to $3 million of its common shares. In April 1997, the Board of Directors voted to extend the program through October 1997. Through the end of June 1997, the Company acquired 54,182 shares of common stock at an average cost of $16.28 per share under this program. There have been no purchases by the Company since April 1997.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):
         --------------------------------------------

         On July 21, 1997, the Company acquired all of the outstanding capital stock of Book-mart Press, Inc. ("Book-mart"), a North Bergen, New Jersey book manufacturer specializing in short to medium runs of softcover and hardcover books. Book-mart had sales last year of approximately $11 million. The Company paid approximately $12.7 million in cash to the former stockholders of Book-mart for their shares of capital stock. At the time of the closing, Book-mart had approximately $2.3 million of outstanding bank indebtedness which was subsequently paid in full. In connection with the acquisition, 11,111 shares of Courier common stock (based upon a valuation of $18 per share) were issued to two key executives of Book-mart for non-compete agreements. In addition, one of such executives was issued 16,667 shares (subject to a four-year vesting schedule) in connection with an employment agreement. The acquisition will be accounted for as a purchase and, accordingly, the results of operations will be included in the consolidated financial statements from July 21, 1997 forward. The acquisition is expected to be immediately accretive to the Company's net income.

         The purchase price was determined in an arm's-length negotiation and was financed using the Company's existing credit facility with BankBoston, N.A. and State Street Bank and Trust Company. The amount available under this facility was extended from $20 million to $30 million in contemplation of the transaction. The facility was also used by the Company to repay the approximately $2.3 million of Book-mart's existing bank debt subsequent to the consummation of the acquisition.

                               COURIER CORPORATION

                           PART II. OTHER INFORMATION


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
       -------  --------------------------------

       (a)  Exhibits

         Exhibit No.                Description of Exhibit
         -----------                ----------------------

               27                   Financial Data Schedule



       (b)  Reports on Form 8-K

         A Form 8-K dated August 5, 1997 reporting under Item 2 the acquisition of all of the outstanding stock of Book-mart Press, Inc.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COURIER CORPORATION
                               -------------------
                                  (Registrant)






      August 11, 1997                  By:  /s/James F. Conway III
   ------------------------                -------------------------------------
       Date                                     James F. Conway III
                                                Chairman, President and
                                                 Chief Executive Officer




     August 11, 1997                   By:  /s/Robert P. Story, Jr.
   ------------------------                -------------------------------------
        Date                                    Robert P. Story, Jr.
                                                Senior Vice President and
                                                 Chief Financial Officer



      August 11, 1997                  By:  /s/Peter M. Folger
   ------------------------                -------------------------------------
        Date                                    Peter M. Folger
                                                Vice President and
                                                 Chief Accounting Officer