Form 10-K
period 1997-09-27
COURIER CORP
filed 1997-12-16
CIK 25212

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 1997

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

                                15 Wellman Avenue

                         Chelmsford, Massachusetts 01863

                           Telephone No. 978-251-6000

               --------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, $1 PAR VALUE

                             ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of November 21, 1997

                    COMMON STOCK, $1 PAR VALUE - $29,509,596

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 21, 1997

                     COMMON STOCK, $1 PAR VALUE - 2,048,216

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on January 15, 1998 (Part III).

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

     Courier helps organizations manage the process of creating and distributing intellectual properties. It provides a variety of specialized services to publishers and other information providers, including the preparation, production, storage, marketing and distribution of information in a variety of media and formats from traditional and customized books to CD-ROMs and on-line services. Courier is the largest book manufacturer in the Northeast and the sixth largest in the United States. Products include Bibles, reference texts, books, software kits and technical documentation.

     In December 1994, the Company announced the formation of Courier New Media, Inc. ("Courier New Media"), an information management services company which works with publishers and other information developers to create new products from new and existing intellectual properties. Courier New Media includes two operating units, Courier EPIC and Copyright Management Services ("CMS"). Courier EPIC provides complete turnkey services from project management through end-user distribution. CMS specializes in helping college bookstores and print shops manage the process of creating multiple-publisher college coursepacks by obtaining copyright permissions and providing either ready-to-print masters or printed coursepacks.

     On July 21, 1997, the Company acquired all of the outstanding stock of Book-mart Press, Inc. ("Book-mart"), a North Bergen, New Jersey book manufacturer specializing in short to medium runs of softcover and hardcover books. Founded in 1977, Book-mart has built a strong reputation and loyal customer following in the New York and surrounding areas. Book-mart offers high quality offset printing and binding for order quantities as low as 300 copies. The acquisition complements the Company's existing range of services so that the Company can offer existing customers and Book-mart customers one-stop full-service shopping for book production at any run length.

     On September 30, 1997, the Company purchased the assets of The Home School Books & Supplies ("The Home School"), based in Arlington, Washington. The Home School markets curriculum and other learning materials direct to home schoolers through retail and catalog businesses.

                                    PRODUCTS

     Courier's products include the manufacture of books, manuals and replicated diskettes and CD-ROMs for publishers, software developers and other information providers as well as related services involved in managing the process of creating and distributing these products. Courier provides manufacturing and related services from six facilities in Westford, Stoughton and North Chelmsford, Massachusetts; Philadelphia, Pennsylvania; Kendallville, Indiana; and North Bergen, New Jersey.

     Courier's book manufacturing operations consist of both electronic and conventional film processing, platemaking, printing and binding of soft and hard bound books and manuals. These book manufacturing operations are conducted through five subsidiaries, Courier Westford, Inc. ("Westford"), Courier Stoughton, Inc. ("Stoughton"), Courier Kendallville, Inc. ("Kendallville"), National Publishing Company ("National"), and Book-mart. Each of these subsidiaries has certain specialties adapted to the needs of the selected market niches they serve, such as short-run book manufacturing capabilities, printing on lightweight paper for medical and religious publishers and 4-color book manufacturing for educational and trade publishers.

     In December 1994, the Company formed Courier New Media to work with publishers, software developers and other information providers to develop new products from new and existing intellectual properties. Courier New Media includes two operating units, Courier EPIC and CMS. Courier EPIC conducts project management, product assembly, packaging, diskette replication, and end-user fulfillment services. CMS specializes in helping college bookstores and print shops manage the process of creating multiple-publisher college coursepacks by obtaining copyright permissions and providing either ready-to-print masters or printed coursepacks.

     On September 30, 1997, the Company purchased the assets of The Home School Books & Supplies, based in Arlington, Washington. The Home School markets curriculum and other learning materials direct to home schoolers through retail and catalog businesses.

                             MARKETING AND CUSTOMERS

     Courier's products and services are primarily sold to publishers of educational, religious, consumer, professional and reference books and to computer software and hardware manufacturers. The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 18% in fiscal 1997, 17% in fiscal 1996 and 16% in fiscal 1995.

     Courier's sales force of 24 people is responsible for all of the Company's sales to over 600 customers. Courier's salespeople operate out of sales offices located in New York, Chicago, Philadelphia, San Mateo, California, Orlando, Florida, North Chelmsford, Massachusetts, and North Bergen, New Jersey. Sales to one customer, the Gideon Society, aggregated approximately 27% of consolidated sales in fiscal 1997 and sales to another customer, Simon & Schuster, aggregated approximately 11% of consolidated 1997 sales. The loss of these customers would have a material adverse effect on the Company. No other customer accounted for more than 10% of fiscal 1997 consolidated sales.

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

                             MATERIALS AND SUPPLIES

     Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, cover stock and casebinding materials, from numerous suppliers, and is not dependent upon any one source for its requirements. Many customers of Westford, Stoughton, Kendallville and Book-mart purchase their own paper and furnish it at no charge to these operations for book production purposes.

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

                                    EMPLOYEES

     The Company and its subsidiaries employed 1,202 persons at September 27, 1997 compared to 1,050 a year ago.

                                      OTHER

     Courier's overall business is not significantly seasonal in nature, although sales are generally lower in the Company's second quarter. In addition, market demand for CMS and The Home School products and services is highest in the Company's fourth quarter.

     There is no portion of Courier's business subject to cancellation of government contracts or renegotiation of profits. Courier holds no patents, licenses other than third-party software, franchises or concessions which are important to its operations. The Company considers Courier, Courier EPIC, Courier New Media, Copyright Management Services, Coursepack.com, CampusPrint and CourieReader to be proprietary trademarks. In addition, www.coursepack.com and www.coursepak.com are proprietary Universal Resource Locators (URL) on the World Wide Web for Courier's coursepack business and are important to its operations.

ITEM 2.  PROPERTIES.

                                 REAL PROPERTIES

     The following schedule lists the facilities occupied by Courier at September 27, 1997. The list also includes real estate which is held for sale or lease, as discussed in Note I to the Consolidated Financial Statements, which appears on page F-16 of this Annual Report on Form 10-K. Courier considers its plants and other facilities to be well maintained and suitable for the purpose intended.

                                                                        Owned/    Size in
Principal Activity and Location (Year Constructed)                      Leased    Sq. Ft.
--------------------------------------------------                      ------    -------

CORPORATE HEADQUARTERS AND EXECUTIVE OFFICES
  North Chelmsford, MA (1973, 1996)                                     Owned     69,000 (1)

BOOK MANUFACTURING AND WAREHOUSING
  Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)           Owned    593,000
  Kendallville plant, Kendallville, IN (1978)                           Owned    155,000
  National plant, Philadelphia, PA (1975, 1997)                         Owned    229,000 (2)
  Stoughton plant, Stoughton, MA (1980)                                 Leased   169,000
  Book-mart plant, North Bergen, NJ                                     Leased    75,000

REAL ESTATE HELD FOR SALE OR LEASE
  National plant, Philadelphia, PA (1912)                               Owned    219,000 (2)
  Raymond, NH (1973)                                                    Owned     59,000 (3)

(1) In September 1996, the Company relocated its corporate headquarters into approximately 14,000 square feet of an existing facility in North Chelmsford, MA which also houses Courier New Media, Inc. (Courier EPIC and
     CMS).
(2) In December 1996, the Company completed construction of a 100,000 square foot addition to its principle Philadelphia facility. The expansion enabled the Company to consolidate operations located in an older multistory facility to the newer, more efficient property. An agreement to sell the multistory facility, which is currently vacant, is scheduled to close in March 1998, but is subject to resolution of certain contingencies.
(3) This building, which had been leased through June 1996 to the purchaser of the Company's former forms printing business, is now vacant pending sale or lease.

                                    EQUIPMENT

     The Company's products are manufactured on equipment which in most cases is owned by the Company, although it leases computers, image setters and electronic printing systems which are subject to more rapid obsolescence. Capital expenditures amounted to approximately $6.7 million in 1997, $7.3 million in 1996, and $15.0 million in 1995. Capital expenditures in 1997 were made primarily for the final phase of the building expansion at the Company's Philadelphia manufacturing facility and for upgrades to binding equipment. Capital expenditures for fiscal 1998 are expected to be approximately $8 million. Courier considers its equipment to be in good operating condition and adequate for its present needs.

                 ENCUMBRANCES AND RENTAL OBLIGATIONS

     For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements on pages F-11 and F-12 of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note E of Notes to Consolidated Financial Statements, which appears on page F-12 of this Annual Report on Form 10-K.

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

ITEM 3A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Courier's executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III             45          Chairman, President and Chief
                                            Executive Officer

George Q. Nichols               68          Senior Vice President and
                                            President of National Publishing
                                            Company

Robert P. Story, Jr.            46          Senior Vice President and
                                            Chief Financial Officer

Thomas G. Osenton               44          Senior Vice President and
                                            Chief Marketing Officer

Peter M. Folger                 44          Vice President and
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

     Mr. Folger has been Controller since 1982 and became Vice President in November 1992.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended September 27, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The information required by this Item is contained in the section captioned "Selected Quarterly Financial Data (Unaudited)" which appears on page F-17 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is contained in the section captioned "Five-Year Financial Summary" appearing on page F-18 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is contained in the section captioned "Management's Discussion and Analysis" appearing on pages F-19 through F-21 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is contained on pages F-1 through F-16 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding executive officers called for by paragraph (b) of
Item 401 of Regulation S-K for inclusion in answer to Item 10 is furnished in
Part I of this report under Item 3A, Executive Officers of the Registrant. All other information called for by Items 10, 11, 12 and 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 15, 1998. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.  FINANCIAL STATEMENTS                                                    PAGE(S)
                                                                                 -------

         -    Reports of Independent Accountants                                 F-1 to F-2
         -    Consolidated Balance Sheets as of September 27, 1997
              and September 28, 1996                                             F-3 to F-4
         -    Consolidated Statements of Income for each of the three
              years in the period ended September 27, 1997                       F-5
         -    Consolidated Statements of Cash Flows for each of the
              three years in the period ended September 27, 1997                 F-6
         -    Consolidated Statements of Changes in Stockholders' Equity
              for each of the three years in the period ended
              September 27, 1997                                                 F-7
         -    Notes to Consolidated Financial Statements                         F-8 to F-16

     2.  FINANCIAL STATEMENT SCHEDULE

         -    Schedule II - Valuation and Qualifying Accounts                    S-1

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

10F+ Courier Corporation Senior Executive Severance Program and Agreements, dated October 25, 1988 pursuant to the program with Messrs. Conway III, Nichols, Story and Osenton (filed as Exhibit 10P to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

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

10J-1+ Agreement, as of March 3, 1993, of Courier Corporation relating to employment contract and supplemental retirement benefit with George Q. Nichols (filed as Exhibit 10J to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10J-2+* Amendment, as of April 16, 1997, to supplemental retirement benefit agreement with George Q. Nichols.

10K Agreement, dated as of October 16, 1995, of Courier Corporation relating to employment of John Pugsley (filed as Exhibit 10K to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference).

10L-1 Revolving Credit Agreement, dated as of March 18, 1997, between Courier Corporation, State Street Bank and Trust Company and BankBoston, N.A., providing for a $20 million revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1997, and incorporated herein by reference).

10L-2* Amendment, dated July 22, 1997, to Note Agreement between Courier Corporation, State Street Bank and Trust Company and BankBoston, N.A., providing for a $30 million revolving credit facility.

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

10O+ Courier Corporation 1993 Stock Incentive Plan, as amended and restated, effective May 6, 1996 (filed as Exhibit 10O to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, and incorporated herein by reference).

10P Stock Purchase Agreement by and among Courier Corporation and the stockholders of Book-mart Press, Inc., dated as of July 21, 1997 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 21, 1997, and incorporated herein by reference).

11*      Computation of Per Share Earnings.

21*      Schedule of Subsidiaries.

23*      Consent of Deloitte & Touche LLP, independent accountants.

23.1*    Consent of Coopers & Lybrand L.L.P., independent accountants.

27*      Financial Data Schedule.

----------------------------
*    Exhibit is furnished herewith.
+    Designates a Company compensation plan or arrangement.


(c)  REPORTS ON FORM 8-K

A Form 8-K dated July 21, 1997 and filed August 5, 1997 reporting under Item 2 the acquisition of all of the outstanding stock of Book-mart Press, Inc. A Form 8-K/A filed October 6, 1997 containing the required financial statements for the acquired business and pro forma financial information for the July 21, 1997 acquisition.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 1997.

                COURIER CORPORATION

                By:   /s/ James F. Conway III
                    ----------------------------
                    James F. Conway III
                      Chairman, President and
                      Chief Executive Officer

                By:   /s/ Robert P. Story, Jr.
                    ----------------------------
                    Robert P. Story, Jr.
                      Senior Vice President and
                      Chief Financial Officer

                By:   /s/ Peter M. Folger
                    ----------------------------
                    Peter M. Folger
                      Vice President and Chief
                      Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 4, 1997.

   /s/ James F. Conway III                /s/ George Q. Nichols
-------------------------------         --------------------------------
James F. Conway III                     George Q. Nichols
  Chairman, President and                 Director
  Chief Executive Officer

  /s/ Kathleen Foley Curley               /s/ Robert P. Story, Jr.
-------------------------------         --------------------------------
Kathleen Foley Curley                   Robert P. Story, Jr.
  Director                                Director

  /s/ Richard K. Donahue                  /s/ Charles E. Otto
-------------------------------         --------------------------------
Richard K. Donahue                      Charles E. Otto
  Director                                Director

  /s/ Edward J. Hoff                      /s/ W. Nicholas Thorndike
-------------------------------         --------------------------------
Edward J. Hoff                          W. Nicholas Thorndike
  Director                                Director

  /s/ Arnold S. Lerner
-------------------------------
Arnold S. Lerner
  Director

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF COURIER CORPORATION, North Chelmsford, Massachusetts:

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries as of September 27,1997 and September 28, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the two years ended September 27, 1997 listed in the Index at Item
14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries at September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the two years ended September 27, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP


Boston, Massachusetts
November 6, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Courier Corporation:

We have audited the accompanying consolidated statements of income, cash flows and changes in stockholders' equity of Courier Corporation for the year ended September 30, 1995. Our audit also included the financial statement schedule for the year ended September 30, 1995 listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows and changes in stockholders' equity of Courier Corporation for the year ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the year ended September 30, 1995, when considered in relation to the consolidated statements of income, cash flows and changes in stockholders' equity taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Coopers & Lybrand L.L.P.


Boston, Massachusetts
November 9, 1995

                               COURIER CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                              SEPTEMBER 27, 1997         SEPTEMBER 28, 1996
===========================================================================================================
Assets
-----------------------------------------------------------------------------------------------------------
Current assets:
-----------------------------------------------------------------------------------------------------------
   Cash and cash equivalents (Note A)                               $     27,000               $     33,000
-----------------------------------------------------------------------------------------------------------
   Accounts receivable, less allowance for uncollectible
     accounts of $1,242,000 in 1997 and $829,000 in 1996              25,919,000                 24,935,000
-----------------------------------------------------------------------------------------------------------
   Inventories (Note B)                                                9,695,000                  8,178,000
-----------------------------------------------------------------------------------------------------------
   Deferred income taxes (Note C)                                      1,642,000                  1,580,000
-----------------------------------------------------------------------------------------------------------
   Other current assets                                                  780,000                    954,000
-----------------------------------------------------------------------------------------------------------
     Total current assets                                             38,063,000                 35,680,000
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Property, plant and equipment (Notes A and D):
-----------------------------------------------------------------------------------------------------------
   Land                                                                1,059,000                  3,124,000
-----------------------------------------------------------------------------------------------------------
   Buildings and improvements                                         18,521,000                 14,948,000
-----------------------------------------------------------------------------------------------------------
   Favorable building lease                                            2,816,000                  2,816,000
-----------------------------------------------------------------------------------------------------------
   Machinery and equipment                                            74,422,000                 67,524,000
-----------------------------------------------------------------------------------------------------------
   Furniture and fixtures                                              1,681,000                  1,597,000
-----------------------------------------------------------------------------------------------------------
   Construction in progress                                              841,000                  5,534,000
-----------------------------------------------------------------------------------------------------------
                                                                      99,340,000                 95,543,000
-----------------------------------------------------------------------------------------------------------
   Less-Accumulated depreciation and amortization                    (62,398,000)               (58,868,000)
-----------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                36,942,000                 36,675,000
-----------------------------------------------------------------------------------------------------------
Real estate held for sale or lease, net (Note I)                       2,459,000                    698,000
-----------------------------------------------------------------------------------------------------------
Goodwill and other intangibles (Notes A and H)                        11,618,000                  1,204,000
-----------------------------------------------------------------------------------------------------------
Other assets                                                             561,000                    509,000
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
     Total assets                                                   $ 89,643,000               $ 74,766,000
===========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                    continued

                                                              SEPTEMBER 27, 1997      SEPTEMBER 28, 1996
========================================================================================================
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------
Current liabilities:
--------------------------------------------------------------------------------------------------------
   Current maturities of long-term debt (Note D)                    $    387,000            $    466,000
--------------------------------------------------------------------------------------------------------
   Accounts payable                                                    9,557,000               9,705,000
--------------------------------------------------------------------------------------------------------
   Accrued payroll                                                     3,644,000               2,560,000
--------------------------------------------------------------------------------------------------------
   Accrued taxes                                                       4,961,000               4,835,000
--------------------------------------------------------------------------------------------------------
   Other current liabilities                                           5,426,000               4,392,000
--------------------------------------------------------------------------------------------------------
       Total current liabilities                                      23,975,000              21,958,000
--------------------------------------------------------------------------------------------------------
Long-term debt (Note D)                                               18,593,000               9,277,000
--------------------------------------------------------------------------------------------------------
Deferred income taxes (Note C)                                         3,375,000               3,488,000
--------------------------------------------------------------------------------------------------------
Other liabilities                                                      1,952,000               1,279,000
--------------------------------------------------------------------------------------------------------
       Total liabilities                                              47,895,000              36,002,000
--------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note E)
--------------------------------------------------------------------------------------------------------
Stockholders' equity (Note F):
--------------------------------------------------------------------------------------------------------
   Preferred stock, $1 par value-authorized 1,000,000 shares; none issued
--------------------------------------------------------------------------------------------------------
   Common stock, $1 par value:
--------------------------------------------------------------------------------------------------------

       Shares                              1997           1996
       =======================================================
       Authorized                     6,000,000      6,000,000
       -------------------------------------------------------
       Issued                         4,500,000      4,500,000
       -------------------------------------------------------
       Outstanding                    2,007,000      2,029,000         4,500,000               4,500,000
--------------------------------------------------------------------------------------------------------
   Additional paid-in capital                                          9,277,000               9,055,000
--------------------------------------------------------------------------------------------------------
   Retained earnings                                                  52,060,000              48,713,000
--------------------------------------------------------------------------------------------------------
   Treasury stock, at cost: 2,493,000 shares in 1997 and
       2,471,000 shares in 1996                                      (24,089,000)            (23,504,000)
--------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                     41,748,000              38,764,000
--------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                   $ 89,643,000            $ 74,766,000
========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                        FOR THE YEARS ENDED
                                                --------------------------------------------------------------------
                                                SEPTEMBER 27, 1997       SEPTEMBER 28, 1996       SEPTEMBER 30, 1995
====================================================================================================================
Net sales                                             $131,433,000             $125,232,000             $120,701,000
--------------------------------------------------------------------------------------------------------------------
Cost of sales                                          103,342,000              102,594,000               94,416,000
--------------------------------------------------------------------------------------------------------------------
    Gross profit                                        28,091,000               22,638,000               26,285,000
--------------------------------------------------------------------------------------------------------------------
Selling and administrative expenses                     20,945,000               18,647,000               18,601,000
--------------------------------------------------------------------------------------------------------------------
Interest expense                                           867,000                  840,000                  990,000
--------------------------------------------------------------------------------------------------------------------
Other income (expense)(Note I)                            (275,000)                (267,000)               1,066,000
--------------------------------------------------------------------------------------------------------------------
    Income before taxes                                  6,004,000                2,884,000                7,760,000
--------------------------------------------------------------------------------------------------------------------
Provision for income taxes (Note C)                      1,688,000                  334,000                2,530,000
--------------------------------------------------------------------------------------------------------------------
Net income                                            $  4,316,000             $  2,550,000             $  5,230,000
--------------------------------------------------------------------------------------------------------------------
Net income per share                                         $2.11                    $1.23                    $2.60
--------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                            $ .48                    $ .48                    $ .40
--------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                      2,047,000                2,072,000                2,015,000
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED
                                                       ----------------------------------------------------------------
                                                       SEPTEMBER 27, 1997     SEPTEMBER 28, 1996     SEPTEMBER 30, 1995
=======================================================================================================================
Operating Activities
-----------------------------------------------------------------------------------------------------------------------
    Net income                                               $  4,316,000           $  2,550,000           $  5,230,000
-----------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net
       cash provided from operating activities:
-----------------------------------------------------------------------------------------------------------------------
       Depreciation and amortization                            7,237,000              6,534,000              5,950,000
-----------------------------------------------------------------------------------------------------------------------
       Other non-cash items                                             -                     -                 382,000
-----------------------------------------------------------------------------------------------------------------------
       Deferred income taxes                                     (812,000)              (303,000)               (23,000)
-----------------------------------------------------------------------------------------------------------------------
       Change in accounts receivable                            1,671,000             (4,916,000)              (869,000)
-----------------------------------------------------------------------------------------------------------------------
       Change in inventory                                       (705,000)             1,271,000             (1,351,000)
-----------------------------------------------------------------------------------------------------------------------
       Change in accounts payable                                (472,000)               726,000              1,081,000
-----------------------------------------------------------------------------------------------------------------------
       Change in accrued taxes                                    364,000               (119,000)              (942,000)
-----------------------------------------------------------------------------------------------------------------------
       Change in other elements of working capital              1,431,000               (561,000)             1,167,000
-----------------------------------------------------------------------------------------------------------------------
       Other, net                                               1,051,000                 75,000               (827,000)
-----------------------------------------------------------------------------------------------------------------------
Cash provided from operating activities                        14,081,000              5,257,000              9,798,000
-----------------------------------------------------------------------------------------------------------------------
Investment Activities
-----------------------------------------------------------------------------------------------------------------------
    Business acquisition (Note H)                             (12,701,000)                     -                      -
-----------------------------------------------------------------------------------------------------------------------
    Capital expenditures                                       (6,732,000)            (7,335,000)           (14,961,000)
-----------------------------------------------------------------------------------------------------------------------
    Proceeds from sale of assets (Note I)                               -              1,792,000                820,000
-----------------------------------------------------------------------------------------------------------------------
    Proceeds from sale of investment
       in AlphaGraphics (Note I)                                        -                      -                953,000
-----------------------------------------------------------------------------------------------------------------------
Cash used for investment activities                           (19,433,000)            (5,543,000)           (13,188,000)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities
-----------------------------------------------------------------------------------------------------------------------
    Scheduled long-term debt repayments                          (466,000)              (409,000)            (2,080,000)
-----------------------------------------------------------------------------------------------------------------------
    Other long-term borrowings                                  7,404,000                282,000              4,022,000
-----------------------------------------------------------------------------------------------------------------------
    Cash dividends                                               (969,000)              (970,000)              (793,000)
-----------------------------------------------------------------------------------------------------------------------
    Stock repurchase program                                     (882,000)                     -                      -
-----------------------------------------------------------------------------------------------------------------------
    Proceeds from stock plans                                     259,000                269,000                355,000
-----------------------------------------------------------------------------------------------------------------------
Cash provided from (used for) financing activities              5,346,000               (828,000)             1,504,000
-----------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                              (6,000)            (1,114,000)            (1,886,000)
-----------------------------------------------------------------------------------------------------------------------
Cash at the beginning of the period                                33,000              1,147,000              3,033,000
-----------------------------------------------------------------------------------------------------------------------
Cash at the end of the period                                $     27,000           $     33,000           $  1,147,000
=======================================================================================================================

Supplemental cash flow information:

    Interest paid                                            $    774,000           $    724,000           $  1,173,000

    Income taxes paid (net of receipts)                      $  2,060,000           $    739,000           $  2,880,000


The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                              COMMON        ADDITIONAL           RETAINED            TREASURY      STOCKHOLDERS'
                                               STOCK   PAID-IN CAPITAL           EARNINGS               STOCK             EQUITY
================================================================================================================================
Balance, September 24, 1994               $4,500,000        $8,520,000        $42,696,000        $(24,147,000)       $31,569,000
--------------------------------------------------------------------------------------------------------------------------------
   Net income                                      -                 -          5,230,000                   -          5,230,000
--------------------------------------------------------------------------------------------------------------------------------
   Cash dividends                                  -                 -           (793,000)                  -           (793,000)
--------------------------------------------------------------------------------------------------------------------------------
   Allocation of stock by ESOP                     -           153,000                  -             190,000            343,000
--------------------------------------------------------------------------------------------------------------------------------
   Shares issued under stock plans                 -           211,000                  -             266,000            477,000
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                4,500,000         8,884,000         47,133,000         (23,691,000)        36,826,000
--------------------------------------------------------------------------------------------------------------------------------
   Net income                                      -                 -          2,550,000                   -          2,550,000
--------------------------------------------------------------------------------------------------------------------------------
   Cash dividends                                  -                 -           (970,000)                  -           (970,000)
--------------------------------------------------------------------------------------------------------------------------------
   Shares issued under stock plans                 -           171,000                  -             187,000            358,000
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 28, 1996                4,500,000         9,055,000         48,713,000         (23,504,000)        38,764,000
--------------------------------------------------------------------------------------------------------------------------------
   Net income                                      -                 -          4,316,000                   -          4,316,000
--------------------------------------------------------------------------------------------------------------------------------
   Cash dividends                                  -                 -           (969,000)                  -           (969,000)
--------------------------------------------------------------------------------------------------------------------------------
   Stock repurchase program                        -                 -                  -            (882,000)          (882,000)
--------------------------------------------------------------------------------------------------------------------------------
   Shares issued under stock plans                 -           125,000                  -             194,000            319,000
--------------------------------------------------------------------------------------------------------------------------------
   Shares issued in connection with
     business acquisition (Note H)                 -            97,000                  -             103,000            200,000
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 27, 1997               $4,500,000        $9,277,000        $52,060,000        $(24,089,000)       $41,748,000
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Courier Corporation helps organizations manage the process of creating and distributing intellectual properties. Services include the preparation, production, storage and distribution of information in a variety of media and formats, from traditional and customized books to CD-ROMs and on-line services. Products include Bibles, reference texts, books, software kits and technical documentation.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions. Such financial statements have been prepared in conformity with generally accepted accounting principles which require the use of certain estimates and assumptions. Fiscal years 1997 and 1996 were 52-week periods compared with fiscal year 1995 which was a 53-week period. Certain amounts for 1996 and 1995 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

FINANCIAL INSTRUMENTS: Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations. The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At September 27, 1997 and September 28, 1996, the Company's financial instruments approximated their carrying values.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Capitalized interest was approximately $34,000 in fiscal 1997, $15,000 in fiscal 1996 and $120,000 in fiscal 1995. The
Company provides for depreciation of plant and equipment on a straight-line basis over periods ranging from 3 to 11 years, except for depreciation on buildings and improvements which is based on estimated useful lives ranging from 10 to 40 years.

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

GOODWILL: Goodwill of approximately $10 million at September 27, 1997 arose from the 1997 acquisition of Book-mart Press, Inc., which is discussed more fully in Note H. It is being amortized using the straight-line method over a twenty-year period. Amortization expense was $97,000 for fiscal 1997. The Company continues to carry goodwill of approximately $1.2 million arising from the purchase of a company prior to October 31, 1970; such amount is not being amortized because management believes that the value has not diminished.

INCOME TAXES: The provision for income taxes is determined as required by SFAS No. 109, "Accounting for Income Taxes", issued by the Financial Accounting Standards Board. Under SFAS No. 109, deferred income taxes are recorded based upon the differences between the financial statement and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which these differences are expected to reverse.

REVENUE RECOGNITION: Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership interest.

USE OF ESTIMATES: The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results may differ from these estimates.

                               COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    continued

NET INCOME PER SHARE: Net income per share is computed by dividing net income by the weighted average number of common shares and equivalents outstanding during each period. Common share equivalents are attributable primarily to outstanding stock options. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which is not effective until the first quarter of the Company's fiscal 1998. This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The results would not materially differ from earnings per share as presented.

NEW ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". These new standards will be effective in the Company's fiscal year ending September 25, 1999. The Company has not determined the effects, if any, that these standards will have on its consolidated financial statements.

B. INVENTORIES

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for substantially all inventories. Inventories as of September 27, 1997 and September 28, 1996 consisted of the following:

                                                1997             1996
=====================================================================
Raw materials                             $3,912,000       $2,901,000
---------------------------------------------------------------------
Work in process                            4,108,000        3,746,000
---------------------------------------------------------------------
Finished goods                             1,675,000        1,531,000
---------------------------------------------------------------------
Total                                     $9,695,000       $8,178,000
=====================================================================

On a first-in, first-out (FIFO) basis, reported year-end inventories would have increased by $5.7 million in 1997 and $6.0 million in 1996.

C. INCOME TAXES

The statutory federal tax rate is 34%. The total provision differs from that computed using the statutory federal income tax rate for the following reasons:

                                                                              1997              1996           1995
===================================================================================================================
Federal income taxes at statutory rate                                  $2,041,000         $ 980,000     $2,638,000
-------------------------------------------------------------------------------------------------------------------
State income taxes, net of federal income tax benefit                      189,000           143,000        259,000
-------------------------------------------------------------------------------------------------------------------
Export related income                                                     (288,000)         (279,000)      (277,000)
-------------------------------------------------------------------------------------------------------------------
Dividend deduction                                                               -                 -        (96,000)
-------------------------------------------------------------------------------------------------------------------
Donation of real estate                                                   (300,000)         (500,000)             -
-------------------------------------------------------------------------------------------------------------------
Other                                                                       46,000           (10,000)         6,000
-------------------------------------------------------------------------------------------------------------------
Total                                                                   $1,688,000         $ 334,000     $2,530,000
===================================================================================================================

                               COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    continued

The provision (benefit) for income taxes consisted of the following:

                                                                              1997              1996             1995
=====================================================================================================================
Currently payable:
---------------------------------------------------------------------------------------------------------------------
   Federal                                                              $2,040,000         $ 343,000       $2,127,000
---------------------------------------------------------------------------------------------------------------------
   State                                                                   460,000           294,000          426,000
---------------------------------------------------------------------------------------------------------------------
                                                                         2,500,000           637,000        2,553,000
---------------------------------------------------------------------------------------------------------------------
Deferred:
---------------------------------------------------------------------------------------------------------------------
   Federal                                                                (638,000)         (225,000)          11,000
---------------------------------------------------------------------------------------------------------------------
   State                                                                  (174,000)          (78,000)         (34,000)
---------------------------------------------------------------------------------------------------------------------
                                                                          (812,000)         (303,000)         (23,000)
---------------------------------------------------------------------------------------------------------------------
Total                                                                   $1,688,000         $ 334,000       $2,530,000
=====================================================================================================================

The deferred income tax net benefit arose from the following temporary differences:

                                                                              1997              1996             1995
=====================================================================================================================
Accelerated depreciation                                                 $(648,000)        $ 605,000        $(479,000)
---------------------------------------------------------------------------------------------------------------------
Non-deductible accruals and reserves                                      (238,000)         (363,000)         281,000
---------------------------------------------------------------------------------------------------------------------
Utilization of tax credits                                                       -                 -          214,000
---------------------------------------------------------------------------------------------------------------------
Retirement plan contributions                                               51,000           (69,000)         (61,000)
---------------------------------------------------------------------------------------------------------------------
Charitable contributions carryforward                                       47,000          (500,000)               -
---------------------------------------------------------------------------------------------------------------------
Other                                                                      (24,000)           24,000           22,000
---------------------------------------------------------------------------------------------------------------------
Total                                                                    $(812,000)        $(303,000)       $ (23,000)
=====================================================================================================================

                               COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    continued

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of September 27, 1997 and September 28, 1996:

                                                                             1997             1996
==================================================================================================
Deferred tax assets:
--------------------------------------------------------------------------------------------------
   Vacation accrual not currently deductible                           $  433,000       $  429,000
--------------------------------------------------------------------------------------------------
   Other accruals not currently deductible                                436,000          471,000
--------------------------------------------------------------------------------------------------
   Non-deductible reserves                                                756,000          691,000
--------------------------------------------------------------------------------------------------
   Other                                                                   17,000          (11,000)
--------------------------------------------------------------------------------------------------
       Classified as current                                            1,642,000        1,580,000
--------------------------------------------------------------------------------------------------
Deferred compensation arrangements                                        915,000          762,000
--------------------------------------------------------------------------------------------------
Charitable contributions carryforward                                     453,000          500,000
--------------------------------------------------------------------------------------------------
Other                                                                       5,000            9,000
--------------------------------------------------------------------------------------------------
   Total deferred tax assets                                           $3,015,000       $2,851,000
--------------------------------------------------------------------------------------------------
Deferred tax liabilities:
--------------------------------------------------------------------------------------------------
   Accelerated depreciation                                            $4,748,000       $4,759,000
==================================================================================================


Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

D. LONG-TERM DEBT

Long-term debt of the Company and its consolidated subsidiaries consisted of the following:

                                                                             1997             1996
==================================================================================================
Obligation under revolving bank credit facility at 6.25% as
of September 27, 1997                                                 $16,750,000       $7,047,000
--------------------------------------------------------------------------------------------------
9.5% secured promissory note, payable in monthly installments
through October 2001                                                    1,022,000        1,223,000
--------------------------------------------------------------------------------------------------
Obligation under industrial development bond arrangement at
3%, payable in monthly installments through May 2011                    1,108,000        1,173,000
--------------------------------------------------------------------------------------------------
Obligation under industrial revenue bond arrangement at 65%
of prime rate (5.5% at September 27, 1997), payable in semi-annual
installments of $100,000 through December 1997                            100,000          300,000
--------------------------------------------------------------------------------------------------
                                                                       18,980,000        9,743,000
--------------------------------------------------------------------------------------------------
Less: Current maturities                                                  387,000          466,000
--------------------------------------------------------------------------------------------------
Total                                                                 $18,593,000       $9,277,000
==================================================================================================

                               COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    continued

Scheduled aggregate principal payments of long-term debt are $387,000 in fiscal 1998, $311,000 in fiscal 1999, $17,088,000 in fiscal 2000, $366,000 in fiscal
2001, $76,000 in fiscal 2002 and $752,000 thereafter.

In March 1997, the Company replaced its $11 million long-term revolving credit facility with BankBoston, N.A. and $10 million informal bank credit line with State Street Bank and Trust Company with a new $20 million long-term revolving credit facility involving both banks. In July 1997, this facility was extended from $20 million to $30 million in contemplation of the acquisition of Book-mart Press, Inc. (see Note H). Under the new credit facility, the Company can borrow at either LIBOR plus 3/4% or the bank's money market rates. The revolving credit facility matures in February 2000 and borrowings of $16,750,000 at September 27, 1997 are included in scheduled aggregate principal payments due in 2000. The Company has not had any short-term borrowings during the three fiscal years ended September 27, 1997.

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

E. COMMITMENTS AND CONTINGENCIES

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged against income under such leases approximated $2,365,000 in fiscal 1997, $2,370,000 in fiscal 1996 and $2,428,000 in fiscal 1995. As of September 27, 1997, minimum annual rental commitments under the Company's long-term operating leases are approximately $2,229,000 in fiscal 1998, $1,625,000 in fiscal 1999, $1,342,000 in fiscal 2000, $1,336,000 in fiscal 2001, $1,279,000 in fiscal 2002 and
$2,545,000 in the aggregate thereafter.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

F. STOCK ARRANGEMENTS

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

DIRECTORS' OPTION PLAN: A 1989 plan, as amended in November 1993, allows members of the Company's Board of Directors to make an election to apply either 50% or 100% of their annual director's fee and committee chair fee toward the annual grant of a stock option to be offered at a price per share $5 below the fair market value of the Company's common stock at the time the option is granted. The annual director's fee for 1997 was $12,000; in addition, the two committee chair fees amounted to a total of $15,000 for 1997. The plan, as approved by stockholders, provides that 100,000 shares be reserved for the granting of options.

                               COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    continued

The following is a summary of all option activity for these plans:

                                                            STOCK OPTION/INCENTIVE PLANS       DIRECTORS' OPTION PLAN
                                                            ---------------------------------------------------------
                                                                                 AVERAGE                      AVERAGE
                                                                                EXERCISE                     EXERCISE
                                                                SHARES             PRICE          SHARES        PRICE
=====================================================================================================================
Outstanding at September 24, 1994                              227,550            $13.87          18,600       $10.89
---------------------------------------------------------------------------------------------------------------------
   Issued during period                                         21,930             19.55           9,200        11.13
---------------------------------------------------------------------------------------------------------------------
   Exercised during period                                     (12,450)            13.41          (9,400)        7.69
---------------------------------------------------------------------------------------------------------------------
   Canceled during period                                       (3,350)            10.31               -            -
---------------------------------------------------------------------------------------------------------------------
   Expired during period                                             -                 -          (6,000)       16.13
---------------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1995                              233,680            $14.48          12,400       $10.89
---------------------------------------------------------------------------------------------------------------------
   Issued during period                                         29,525             16.37          13,400        15.51
---------------------------------------------------------------------------------------------------------------------
   Exercised during period                                     (13,115)            12.91          (2,400)       12.11
---------------------------------------------------------------------------------------------------------------------
   Canceled during period                                       (8,238)            15.16               -            -
---------------------------------------------------------------------------------------------------------------------
Outstanding at September 28, 1996                              241,852            $14.77          23,400       $13.15
---------------------------------------------------------------------------------------------------------------------
   Issued during period                                         21,025             21.75          14,000        11.19
---------------------------------------------------------------------------------------------------------------------
   Exercised during period                                      (3,500)             9.57          (8,800)       11.10
---------------------------------------------------------------------------------------------------------------------
   Canceled during period                                       (1,500)            19.33               -            -
---------------------------------------------------------------------------------------------------------------------
   Expired during period                                       (10,300)            19.88               -            -
---------------------------------------------------------------------------------------------------------------------
Outstanding at September 27, 1997                              247,577            $15.19          28,600       $13.04
---------------------------------------------------------------------------------------------------------------------
Exercisable at September 27, 1997                              191,990            $14.11          28,600       $13.04
=====================================================================================================================

Following is a summary of the weighted average fair value of options granted during fiscal years 1997 and 1996:

                                                               1993 STOCK INCENTIVE PLAN       DIRECTORS' OPTION PLAN
                                                               ------------------------------------------------------
                                                                  1997              1996            1997         1996
=====================================================================================================================
Exercise price equal to stock price on grant date                $7.93             $4.31               -            -
---------------------------------------------------------------------------------------------------------------------
Exercise price in excess of stock price on grant date            $6.24             $2.76               -            -
---------------------------------------------------------------------------------------------------------------------
Exercise price less than stock price on grant date                   -                 -           $5.59        $6.73
=====================================================================================================================

The following table presents information with regard to all stock options outstanding at September 27, 1997:

                                                            STOCK OPTION/INCENTIVE PLANS       DIRECTORS' OPTION PLAN
                                                        -------------------------------------------------------------
RANGE OF EXERCISE PRICES:                               $7.00 - $14.25         $15.63 - $25.38         $8.10 - $18.45
=====================================================================================================================
Options outstanding                                            100,575             147,002                     28,600
---------------------------------------------------------------------------------------------------------------------
Weighted average exercise price of options outstanding          $10.73              $18.25                     $13.04
---------------------------------------------------------------------------------------------------------------------
Weighted average remaining contractual life                  4.0 years           3.3 years                  3.1 years
---------------------------------------------------------------------------------------------------------------------
Options exercisable                                             84,248             107,742                     28,600
---------------------------------------------------------------------------------------------------------------------
Weighted average exercise price of options exercisable          $10.06              $17.28                     $13.04
=====================================================================================================================

                               COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    continued

STOCK GRANT PLAN: The Company established a stock grant plan in 1977 entitling key employees to receive shares of common stock of the Company. Shares granted are either fully vested or vest over periods up to 5 years. The maximum number of shares of common stock which may be awarded under the stock grant plan is 132,500 shares and no more than 22,500 shares may be awarded in any one fiscal year. The number of shares granted under the plan were 2,000 in 1997 and 4,000 in 1996; no shares were granted in fiscal 1995. The related compensation expense, based on the amortization over the vesting period of the fair market value of the shares on the date granted, was $22,000 in 1997, $31,000 in 1996 and $39,000 in 1995. As of September 27, 1997, there were 4,719 shares available for future grants under the plan.

EMPLOYEE STOCK PURCHASE PLAN: Under the Company's Employee Stock Purchase Plan adopted in fiscal 1988, eligible employees may purchase shares of Company common stock at not less than 85% of the fair market value at the beginning or end of the grant period. During fiscal 1997, 6,277 shares were issued under the plan. At September 27, 1997, 56,423 shares had been issued under the plan since inception at an average price of $11.87 per share, with an additional 33,577 shares reserved for future issuances.

STOCK REPURCHASE PROGRAM: In November 1996, the Company announced a program to repurchase up to $3 million of its common stock because the Company believed the stock was attractively priced. In April 1997, the Board of Directors voted to extend the program through October 1997. Under this program, the Company acquired 54,182 shares of common stock at an average cost of $16.28 per share. These shares are included in treasury stock which the Company has historically used for stock options and grants. The Company has no current plans to use treasury stock for any other purpose.

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

PRO FORMA DISCLOSURES: The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized. Had compensation cost for stock options granted during fiscal years 1997 and 1996 been determined under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been $4,248,000, or $2.08 per share, and $2,519,000, or $1.22 per share, in fiscal years 1997 and 1996, respectively. The pro forma effect on net income and net income per share for fiscal years 1997 and 1996 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

For purposes of the pro forma disclosures, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following key assumptions were used to value grants issued in fiscal 1997 and 1996, respectively: risk-free interest rates of 6.2% and 6.3%, expected volatility of 34% and 24%, and expected dividend yields of 2.3% and 3.4%. A 7-year estimated life was used for grants under the 1993 Stock Incentive Plan and a 5-year estimated life was used for grants under the Directors' Option Plan.

                               COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    continued

G. RETIREMENT PLANS

The Company and its consolidated subsidiaries maintain various retirement plans covering substantially all of its employees. Pension costs of multi-employer union plans consist of defined contributions determined in accordance with the respective collective bargaining agreements. Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan (ESOP). Retirement costs for the Company's principal plans amounted to $1,466,000 in fiscal 1997, $1,063,000 in fiscal 1996 and $1,328,000 in fiscal 1995.

The Profit Sharing and Savings Plan is qualified under Section 401(k) of the Internal Revenue Code. The plan allows eligible non-union employees who have completed six months of eligible service to contribute up to 16% of their compensation, with the Company matching 25% of the first 6% of employee contributions. The Company also makes contributions to the plan annually based on profits each year for the benefit of all eligible non-union employees who have completed one year of eligible service.

Shares of Company common stock may be allocated to participants' ESOP accounts annually based on their compensation as defined in the plan. During fiscal 1997, no shares were allocated to eligible participants. At September 27, 1997, the ESOP held 134,188 shares on behalf of the participants.

H. BUSINESS ACQUISITION

On July, 21, 1997, the Company acquired all of the outstanding capital stock of Book-mart Press, Inc. (Book-mart), a North Bergen, New Jersey book manufacturer specializing in short to medium runs of softcover and hardcover books. The Company paid approximately $12.7 million in cash to the former stockholders of Book-mart for their shares of capital stock. At the time of the closing, Book-mart had approximately $2.3 million of outstanding bank indebtedness which was subsequently paid in full. In connection with the acquisition, 11,111 shares of Courier common stock (based upon a valuation of $18 per share) were issued to two key executives of Book-mart for non-compete agreements. In addition, one such executive was issued 16,667 shares (subject to a four-year vesting schedule) in connection with an employment agreement. The acquisition was accounted for as a purchase and, accordingly, Book-mart's results of operations have been included in the consolidated financial statements from July 21, 1997 forward. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $10 million, which has been accounted for as goodwill and is being amortized on a straight-line basis over twenty years. Book-mart leases its office and plant facility from a corporation owned by two of the former stockholders of Book-mart, one of whom remains as a key executive of Book-mart. The lease agreement requires annual payments of approximately $216,000 and expires five years from the date of the acquisition.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Book-mart as if the acquisition had occurred at the beginning of fiscal 1997 and 1996, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

                                                      1997             1996
===========================================================================
Net sales                                     $139,310,000     $136,945,000
---------------------------------------------------------------------------
Net income                                    $  3,886,000     $  3,148,000
---------------------------------------------------------------------------
Net income per share                          $       1.88     $       1.50
===========================================================================

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the business combination been in effect at the beginning of fiscal 1997 and 1996 or of future results of operations of the consolidated entities.

                               COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    continued

I. OTHER INCOME (EXPENSE)

Other income (expense) as reported in the accompanying income statements consisted of the following:

                                                                            1997            1996             1995
=================================================================================================================
Net rental income                                                      $  31,000       $  99,000       $  335,000
-----------------------------------------------------------------------------------------------------------------
Loss on sale/donation of real estate                                    (306,000)       (366,000)               -
-----------------------------------------------------------------------------------------------------------------
Gain on sale of investment in AlphaGraphics                                    -               -          329,000
-----------------------------------------------------------------------------------------------------------------
Dividend income from AlphaGraphics                                             -               -          402,000
-----------------------------------------------------------------------------------------------------------------
Total                                                                  $(275,000)      $(267,000)      $1,066,000
=================================================================================================================

In September 1996, the Company relocated its corporate headquarters into an existing facility in North Chelmsford, Massachusetts. In August 1997, the Company finalized the donation of its former corporate headquarters in Lowell, Massachusetts. The donation had no impact on fiscal 1997 earnings as a pretax loss of approximately $300,000 was offset by a comparable tax benefit.

In March 1996, the Company completed the sale and donation of its former telephone directory manufacturing facility which had been vacant. Sales proceeds of $1.8 million for approximately half the facility resulted in a pretax loss of $366,000. Tax benefits from the donation of the remainder of the property resulted in an after-tax gain on the overall transaction of approximately $250,000.

In December 1996, the Company completed the consolidation of its operations in Philadelphia from an older, multistory facility to its recently expanded, more efficient property. An agreement to sell the multistory facility is scheduled to close in March 1998, but is subject to resolution of certain contingencies. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, is now vacant pending sale or lease. The Philadelphia and Raymond, NH sites are included in the September 27, 1997 balance sheet as "Real estate held for sale or lease, net." Management does not believe that there is any material impairment of these or any other asset of the Company as measured in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

In September 1995, AlphaGraphics repurchased the Company's investment interest and paid related cumulative dividends. The Company received $953,000 for its investment in AlphaGraphics resulting in a gain of $329,000. In addition, the Company received $347,000 in past cumulative dividends.

J. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company is engaged in one industry, the manufacture of printed products. Customers, which consist primarily of publishers, are granted credit on an unsecured basis.

Export sales as a percentage of consolidated sales were approximately 18% in fiscal 1997, 17% in fiscal 1996 and 16% in fiscal 1995. Sales to the Company's largest customer amounted to approximately 28% of consolidated sales in fiscal 1997 and 27% in fiscal 1996 and 1995. In addition, sales to another customer amounted to 11% of consolidated sales in fiscal 1997. No other customer accounted for more than 10% of consolidated sales.

K. SUBSEQUENT EVENT

On September 30, 1997, the Company announced its purchase of The Home School Books & Supplies (The Home School), based in Arlington, Washington. The Home School markets curriculum and other learning materials direct to home schoolers through retail and catalog businesses. The purchase price was not material to the Company's financial statements.

                               COURIER CORPORATION

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

FISCAL 1997: (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------
                                                                   FIRST         SECOND          THIRD         FOURTH
=====================================================================================================================
Operating Results:
---------------------------------------------------------------------------------------------------------------------
Net sales                                                        $30,539        $32,011        $32,721        $36,162
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                       6,321          6,769          6,509          8,492
---------------------------------------------------------------------------------------------------------------------
Net income                                                           929            828            815          1,744
---------------------------------------------------------------------------------------------------------------------
Net income per share                                                 .45            .41            .40            .85
---------------------------------------------------------------------------------------------------------------------
Dividends declared per share                                         .12            .12            .12            .12
---------------------------------------------------------------------------------------------------------------------
Stock Price:
---------------------------------------------------------------------------------------------------------------------
    Highest bid                                                   15 3/4         17 1/2         18 3/8         21 3/4
---------------------------------------------------------------------------------------------------------------------
    Lowest bid                                                    13 1/4         14 1/2             17         17 1/4
=====================================================================================================================


FISCAL 1996: (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------
                                                                   FIRST         SECOND          THIRD         FOURTH
=====================================================================================================================
Operating Results:
---------------------------------------------------------------------------------------------------------------------
Net sales                                                        $30,115        $31,384        $32,928        $30,805
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                       5,611          5,677          5,881          5,469
---------------------------------------------------------------------------------------------------------------------
Net income                                                           624            663            515            748
---------------------------------------------------------------------------------------------------------------------
Net income per share                                                 .30            .32            .25            .36
---------------------------------------------------------------------------------------------------------------------
Dividends declared per share                                         .12            .12            .12            .12
---------------------------------------------------------------------------------------------------------------------
Stock Price:
---------------------------------------------------------------------------------------------------------------------
    Highest bid                                                   26 1/2         23 3/4         23 1/2             18
---------------------------------------------------------------------------------------------------------------------
    Lowest bid                                                        21         21 3/4         16 1/4             14
=====================================================================================================================

Common shares of the Company are traded over-the-counter on the Nasdaq National Market - symbol "CRRC."

There were approximately 650 stockholders of record as of September 27, 1997.

                               COURIER CORPORATION

                           FIVE-YEAR FINANCIAL SUMMARY



  (Dollar amounts in millions except per share data)
  ----------------------------------------------------------------------------------------------------------------------------
                                                 1997             1996             1995*            1994**             1993
  ============================================================================================================================
  Net sales                                      $131.4           $125.2           $120.7           $122.7             $115.2
  ----------------------------------------------------------------------------------------------------------------------------
  Gross profit                                     28.1             22.6             26.3             24.8               21.3
  ----------------------------------------------------------------------------------------------------------------------------
  Net income before cumulative
      effect of accounting change                   4.3              2.6              5.2              3.7                2.2
  ----------------------------------------------------------------------------------------------------------------------------
  Net income                                        4.3              2.6              5.2              5.2                2.2
  ----------------------------------------------------------------------------------------------------------------------------
  Net income per share before cumulative
      effect of accounting change                  2.11             1.23             2.60             1.92               1.20
  ----------------------------------------------------------------------------------------------------------------------------
  Dividends per share                               .48              .48              .40              .20                  -
  ----------------------------------------------------------------------------------------------------------------------------
  Working capital                                  14.1             13.7             11.0             10.8               10.5
  ----------------------------------------------------------------------------------------------------------------------------
  LIFO reserve                                      5.7              6.0              5.9              5.1                5.2
  ----------------------------------------------------------------------------------------------------------------------------
  Current ratio (FIFO basis)                        1.8              1.9              1.8              1.7                1.8
  ----------------------------------------------------------------------------------------------------------------------------
  Total assets                                     89.6             74.8             73.0             64.4               66.0
  ----------------------------------------------------------------------------------------------------------------------------
  Long-term debt                                   18.6              9.3              9.5              5.8               13.8
  ----------------------------------------------------------------------------------------------------------------------------
  Long-term debt as a percentage
      of capitalization                            30.8%            19.3%            20.5%            15.6%              35.0%
  ----------------------------------------------------------------------------------------------------------------------------
  Depreciation and amortization                     7.2              6.5              6.0              5.8                6.3
  ----------------------------------------------------------------------------------------------------------------------------
  Capital expenditures                              6.7              7.3             15.0              2.2                3.4
  ----------------------------------------------------------------------------------------------------------------------------
  Stockholders' equity                             41.7             38.8             36.8             31.6               25.6
  ----------------------------------------------------------------------------------------------------------------------------
  Return on stockholders' equity                   10.3%             6.6%            14.2%            16.6%               8.6%
  ----------------------------------------------------------------------------------------------------------------------------
  Stockholders' equity per share                  20.80            19.10            18.35            16.13              13.67
  ----------------------------------------------------------------------------------------------------------------------------
  Shares outstanding (000's omitted)              2,007            2,029            2,007            1,957              1,872
  ----------------------------------------------------------------------------------------------------------------------------
  Number of employees                             1,202            1,050            1,103            1,093              1,165
  ============================================================================================================================

  Net income per share is based on weighted average shares outstanding; stockholders' equity per share is based on shares outstanding at year end.

 *Fiscal 1995 included 53 weeks.

**Fiscal 1994 net income includes non-cash income of $1.5 million from the adoption of SFAS No. 109, "Accounting for Income Taxes," resulting in net income per share of $2.71.

                               COURIER CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Sales in fiscal 1997 increased 5% to $131.4 million compared to $125.2 million in fiscal 1996, despite a drop in paper prices and continuation of highly competitive market conditions. Growth came primarily from educational and religious markets while sales to software customers continued to fall sharply as printed manuals are replaced by CD-ROM and on-line services. In July 1997, the Company acquired Book-mart Press, Inc. (Book-mart), a short-run book manufacturer. Book-mart sales from the date of acquisition contributed approximately $2 million to 1997 sales. Sales in fiscal 1996 were $125.2 million compared to fiscal 1995 sales of $120.7 million. Fiscal 1995 included 53 weeks compared to 52 weeks in 1996. After adjusting for the extra week, 1996 sales increased 6% over fiscal 1995 despite a difficult industry environment. The increase in sales reflected growing volume in the publishing and religious markets. Sales to software customers were down significantly reflecting lower demand for printed manuals and diskette replication as that market shifted towards alternative technologies such as CD-ROM and on-line services. Pricing competition increased in intensity in all markets in 1996.

Gross profits increased by $5.5 million or 24% and, as a percentage of sales, increased to 21.4% from 18.1% in 1996. The improvement in gross profit reflects the benefits of increased sales volume, lower costs primarily from consolidation of two facilities in 1997 and from the streamlining of software documentation operations, and gains in productivity resulting from investments in new equipment and processes. Gross profits in 1996 were approximately $3.6 million lower than 1995 and, as a percentage of sales, decreased from 21.8% to 18.1%. Margins were down because of sharply lower prices for recycled paper which lowered gross profits by $1.6 million, new equipment startup costs, pricing pressures due to increased competition and a significant drop in volume from software customers. Operations involved in software manufacturing were significantly downsized in 1996 to adjust for reductions in printing and diskette replication sales.

Selling and administrative expenses in 1997 increased by approximately $2.3 million over 1996. As a percentage of sales, selling and administrative expenses were 15.9% in 1997 compared to 14.9% in 1996. The increase resulted from the acquisition of Book-mart, expansion of Copyright Management Services (CMS) and expenses that related directly to the increase in profitability. Selling and administrative expenses in 1996 were comparable to 1995. As a percentage of sales, selling and administrative expenses decreased from 15.4% to 14.9%. Increased costs related to enhancements to communication and information systems and expansion of CMS were offset by lower expenses related to the decrease in profitability.

Interest expense for fiscal 1997 was $27,000 higher than fiscal 1996. Interest on debt of approximately $15 million related to the July 21, 1997 acquisition of Book-mart was approximately $175,000. Offsetting this was a drop in interest expense from a reduction in average (non-acquisition) borrowings of approximately $2.2 million. From 1995 to 1996, interest expense decreased by approximately $150,000 as a lower average interest rate more than offset average borrowings that were approximately $0.3 million higher in fiscal 1996 than fiscal 1995.

In 1997, other income (expense) included a pretax loss of approximately $300,000 from the Company's donation of its former corporate headquarters. The donation had no impact on 1997 net income as the pretax loss was offset by a comparable tax benefit. Net rental income was $31,000 in 1997. In 1996, other income (expense) included a pretax loss from the Company's sale and donation of its former telephone directory manufacturing facility. The sale of approximately half of the facility resulted in a pretax loss of $366,000. Tax benefits of approximately $500,000 from the donation of the remainder of the facility resulted in an after-tax gain on the overall transaction of approximately $250,000. Net rental income was $99,000 in 1996, down $236,000 from 1995 due to the expiration of a lease on the former telephone directory manufacturing facility. In 1995, other income included a $329,000 gain on the sale of the Company's investment in AlphaGraphics and dividend income of approximately $400,000 related to that investment. Net rental income in 1995 was $335,000.

                               COURIER CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                    continued

The Company's tax rate for 1997 was 33% compared to 29% for 1996, exclusive of the previously mentioned tax benefits derived from property donations. The 1996 tax rate was lower than 1997 primarily due to benefits from export related income in 1996. The Company's tax rate for 1996, exclusive of the $500,000 tax benefit related to the donation of property discussed above, was 29% compared to 33% for 1995. The 1996 tax rate was lower than 1995 primarily due to benefits from export related income in that year.

Net income was $4.3 million or $2.11 per share for fiscal 1997, up 69% from $2.6 million or $1.23 per share in fiscal 1996. The improvement in gross profit margins was the primary factor contributing to the increase in earnings. Net income was $2.6 million or $1.23 per share for fiscal 1996 compared to $5.2 million or $2.60 per share for fiscal 1995. The lower earnings were primarily attributed to a reduction in gross profits and a decrease in other income related to non-recurring items. Weighted average shares outstanding decreased by 25,000 shares in 1997. The Company repurchased approximately 54,000 shares of its common stock in 1997 and common stock equivalents decreased by approximately 9,000 shares. Weighted average shares outstanding increased by 57,000 shares from 1995 to 1996 due to shares allocated under the Employee Stock Ownership Plan and additional equivalent shares for stock options.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which will not be effective until the first quarter of the Company's fiscal 1998. This new standard will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The restated results would not materially differ from earnings per share as presented.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". These new standards will be effective in the first quarter of fiscal 1999. The Company has not determined the effects, if any, that these standards will have on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1997, operations provided approximately $14.1 million in cash. Net income for the year was $4.3 million and depreciation and amortization were $7.2 million. Working capital provided approximately $2.3 million of cash primarily from a $1.7 million decrease in accounts receivable and an increase in accrued expenses related to the improvement in profitability.

Investment activities in 1997 used approximately $19.4 million in cash, primarily due to the purchase of Book-mart for approximately $12.7 million in cash. Capital expenditures for 1997 were approximately $6.7 million. Capital expenditures were made primarily for the final phase of the building expansion at the Company's Philadelphia manufacturing facility and for upgrades to binding equipment. Fiscal 1998 capital expenditures are expected to be approximately $8 million.

In December 1996, the Company completed the consolidation of operations in Philadelphia from an older, multistory facility to the recently expanded, more efficient manufacturing facility. In September 1997, the Company signed a new agreement to sell the old multistory facility to a developer for approximately $4.6 million; a previous agreement expired in July 1997. Closing is anticipated in the second quarter of fiscal 1998, but a number of contingencies remain. In addition, the Company's Raymond, New Hampshire facility, which had been leased through June 1996, is now vacant pending sale or lease.

                               COURIER CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                    continued


Financing activities provided approximately $5.3 million of cash in 1997; long-term borrowings increased by $7.4 million primarily resulting from the purchase of Book-mart for $12.7 million. In March 1997, the Company replaced its $11 million long-term revolving credit facility with BankBoston, N.A. and $10 million informal bank credit line with State Street Bank and Trust Company with a new $20 million long-term revolving credit facility involving both banks. In July 1997, this facility was extended from $20 million to $30 million in contemplation of the acquisition of Book-mart. Under the new credit facility, the Company can borrow at either LIBOR plus 3/4% or the bank's money market rates. The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the incurring of additional indebtedness and a quarterly test of cash flow to debt service. It also provides for a commitment fee of 1/4% per annum on the unused portion. At September 27, 1997, the Company was in compliance with all debt covenants.

In November 1996, the Company announced a program to repurchase up to $3 million of its common shares because the Company believed the stock was attractively priced. In April 1997, the Board of Directors voted to extend the program through October 1997. Under this program, the Company acquired 54,182 shares of common stock at an average cost of $16.28 per share. These shares are included in treasury stock which the Company has historically used for stock options and grants. The Company has no current plans to use treasury stock for any other purpose.

The Company expects that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 1998.

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

FORWARD-LOOKING INFORMATION

Statements that describe future expectations, plans or strategies are considered forward looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, changes in raw material costs and availability, seasonal changes in customer orders, pricing actions by competitors, success in the integration of recently acquired businesses, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

                               COURIER CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                                                       ADDITIONS
                                                     BALANCE AT        CHARGED TO                                         BALANCE
                                                      BEGINNING         COSTS AND                          OTHER          AT END
                                                      OF PERIOD         EXPENSES        DEDUCTIONS      CHANGES (1)      OF PERIOD

Fiscal year ended September 27, 1997
      Allowance for uncollectible accounts            $829,000          $242,000          $79,000         $250,000      $1,242,000

Fiscal year ended September 28, 1996
      Allowance for uncollectible accounts            $564,000          $313,000          $48,000                -        $829,000

Fiscal year ended September 30, 1995
      Allowance for uncollectible accounts            $588,000          $204,000         $228,000                -        $564,000



(1)   Other changes reflects amount related to a business acquisition.