Form 10-Q
period 1997-12-27
COURIER CORP
filed 1998-02-10
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

For the quarterly period ended                   December 27, 1997
                               -------------------------------------------------

                                       or

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number                             0-7597
                             ---------------------------------------------------

                               COURIER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                                    04-2502514
--------------------------------------------------------------------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

15 Wellman Avenue, North Chelmsford, Massachusetts                  01863
--------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

                                 (978) 251-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

       Yes   X          No
           -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at January 30, 1998
--------------------------------------     -------------------------------------
       Common Stock, $1 par value                     2,079,649 shares

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                    December 27,   September 27,
ASSETS                                                  1997           1997
------                                              ------------   -------------

Current assets:
   Cash and cash equivalents                          $    23        $    27
   Accounts receivable, less allowance
     for uncollectible accounts                        28,607         25,919
   Inventories (Note B)                                11,703          9,695
   Deferred income taxes                                1,670          1,642
   Other current assets                                   699            780
                                                      -------        -------
     Total current assets                              42,702         38,063

Property, plant and equipment, less
   accumulated depreciation: $64,299
   at December 27, 1997 and $62,398
   at September 27, 1997                               35,548         36,942

Real estate held for sale or lease, net                 2,440          2,459

Goodwill and other intangibles                         11,906         11,618

Other assets                                              546            561
                                                      -------        -------

  Total assets                                        $93,142        $89,643
                                                      =======        =======









    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                    December 27,   September 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997           1997
------------------------------------                ------------   -------------

Current liabilities:
   Current maturities of long-term debt               $    287       $    387
   Accounts payable                                      9,585          9,557
   Accrued taxes                                         4,927          4,961
   Other current liabilities                             9,023          9,070
                                                      --------       --------

      Total current liabilities                         23,822         23,975

Long-term debt                                          20,773         18,593
Deferred income taxes                                    3,239          3,375
Other liabilities                                        2,117          1,952
                                                      --------       --------

      Total liabilities                                 49,951         47,895
                                                      --------       --------

Stockholders' equity:

   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 4,500,000 shares          4,500          4,500
   Additional paid-in capital                            9,445          9,277
   Retained earnings                                    52,988         52,060
   Treasury stock, at cost: 2,444,000 shares
      at December 27, 1997 and 2,493,000
      shares at September 27, 1997                     (23,742)       (24,089)
                                                      --------       --------

      Total stockholders' equity                        43,191         41,748
                                                      --------       --------

Total liabilities and stockholders' equity            $ 93,142       $ 89,643
                                                      ========       ========









    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)

                                                   THREE MONTHS ENDED
                                             ------------------------------
                                             December 27,      December 28,
                                                 1997              1996
                                             ------------      ------------



Net sales                                       $35,306          $30,539
Cost of sales                                    26,517           24,218
                                                -------          -------

  Gross profit                                    8,789            6,321

Selling and administrative expenses               6,525            4,850
Interest expense                                    347              160
Other income                                          5                7
                                                -------          -------

  Income before taxes                             1,922            1,318

Provision for income taxes (Note C)                 712              389
                                                -------          -------

  Net income                                    $ 1,210          $   929
                                                =======          =======


Net income per share (Note D):

  Diluted                                       $  0.57          $  0.45
                                                =======          =======

  Basic                                         $  0.60          $  0.46
                                                =======          =======


Cash dividends declared per share               $  0.14          $  0.12
                                                =======          =======






   The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                           THREE MONTHS ENDED
                                                     -------------------------------
                                                     December 27,       December 28,
                                                        1997               1996
                                                     ------------       ------------


Cash provided from (used for) operating activities     $(1,220)           $ 1,432
                                                       -------            -------

Investment activities:
 Capital expenditures                                     (506)            (2,543)
 Business acquisition                                     (563)                --
                                                       -------            -------
Cash used for investment activities                     (1,069)            (2,543)
                                                       -------            -------


Financing activities:
  Repayment of long-term debt                             (170)              (165)
  Increase in long-term borrowings                       2,250              1,532
  Cash dividends                                          (282)              (243)
  Stock repurchase program                                   -                (47)
  Proceeds from stock plans                                487                 30
                                                       -------            -------

Cash provided from financing activities                  2,285              1,107
                                                       -------            -------

Decrease in cash and cash equivalents                       (4)                (4)

Cash at the beginning of the period                         27                 33
                                                       -------            -------

Cash at the end of the period                          $    23            $    29
                                                       =======            =======









    The accompanying notes are an integral part of the consolidated financial statements.

                             COURIER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      UNAUDITED FINANCIAL STATEMENTS

      The balance sheet as of December 27, 1997, the statements of income for the three-month periods ended December 27, 1997 and December 28, 1996, and the statements of cash flows for the three-month periods ended December 27, 1997 and December 28, 1996 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data as of September 27, 1997 was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 27, 1997.

     NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employer Disclosures about Pensions and Other Postretirement Benefits". These new standards will be effective in the Company's fiscal year ending September 25, 1999. The Company has not determined the effects, if any, that these standards will have on its consolidated financial statements.

      B.    INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:

                                                 (000's Omitted)
                                          ------------------------------
                                          December 27,     September 27,
                                              1997              1997
                                          ------------     -------------

             Raw materials                  $ 4,204            $3,912
             Work in process                  5,603             4,108
             Finished goods                   1,896             1,675
                                            -------            ------
                                            $11,703            $9,695
                                            =======            ======

                             COURIER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      C.    INCOME TAXES

      The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:

                                                  (000's Omitted)
                                                Three Months Ended
                                          -------------------------------
                                          December 27,       December 28,
                                              1997               1996
                                          ------------       ------------

            Federal income taxes at
               statutory rate                 $653               $448
            State income taxes, net             50                 23
            Goodwill amortization               49                  -
            Export related income              (52)               (52)
            Other                               12                (30)
                                              ----               ----
                Total provision               $712               $389
                                              ====               ====




      D.    NET INCOME PER SHARE

      During the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." Prior period net income per share has been restated to reflect current presentation. Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive securities consist of options issued under the Company's stock option plans.



                                                     (000's Omitted)
                                             ---------------------------------
                                              Net                   Net Income
                                             Income      Shares     Per Share
                                             ------      ------     ----------
      For the three months ended
      December 27, 1997:

         Basic net income per share          $1,210       2,030        $.60
         Effect of dilutive securities                       84         .03
                                             ------       -----        ----
         Diluted net income per share        $1,210       2,114        $.57
                                             ======       =====        ====

      For the three months ended
      December 28, 1996:

         Basic net income per share          $  929       2,029        $.46
         Effect of dilutive securities                       21         .01
                                             ------       -----        ----
         Diluted net income per share        $  929       2,050        $.45
                                             ======       =====        ====

                             COURIER CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the first quarter of fiscal 1998 increased 16% to $35.3 million from $30.5 million in the prior year's first quarter. The sales growth reflects increased sales to educational and religious publishing customers. Also, Book-mart Press, Inc. (Book-mart), a New Jersey based printer of short and medium-run books, which was acquired by the Company in July 1997, contributed approximately $3 million to the improvement in revenues. These increases were offset by lower software documentation sales reflecting the continuing industry-wide decline in demand for software documentation manufacturing. On September 30, 1997, the Company acquired the assets of The Home School Books & Supplies (The Home School), a direct marketer of books and other educational products for supplementing or replacing traditional education with home-based learning.

Gross profit increased to $8.8 million, or 25% of sales, in the first quarter from $6.3 million, or 21% of sales, in the same period last year. The improvement in gross profit reflects the benefits of increased sales volume and gains in productivity. In addition, last year's first quarter included $350,000 in costs associated with consolidating operations in Philadelphia into a newer, more efficient manufacturing facility.

Selling and administrative expenses increased to $6.5 million in the first quarter of fiscal 1998 from $4.9 million in the same period last year. As a percentage of sales, selling and administrative expenses were 18% compared to 16% in the first quarter last year. The increase was attributable to the incremental selling and administrative expenses of Book-mart and The Home School of approximately $0.9 million, including goodwill amortization of approximately $150,000. In addition, selling and administrative expenses in the first quarter of fiscal 1998 increased due to expansion of the Company's Copyright Management Services (CMS) division and expenses that relate to the increase in profitability.

Interest expense was $347,000 compared to $160,000 in the first quarter of fiscal 1997 reflecting increased average borrowings which were primarily due to the acquisitions of Book-mart and The Home School. Interest of approximately $28,000 was capitalized in the first quarter of fiscal 1997. No interest was capitalized in the first quarter of fiscal 1998.

The Company's effective tax rate for the first quarter was 37%. This rate was higher than the 30% rate in the corresponding period last year primarily because of nondeductible goodwill related to the recent acquisitions. In addition, a higher effective state tax rate and a proportionately lower benefit from export-related income also resulted in an increase in the overall effective tax rate.

Net income for the first quarter of fiscal 1998 was $1,210,000, up 30% over last year's earnings of $929,000. Net income per share on a diluted basis increased 27% to $.57 per share from $.45 per share in the corresponding period last year. Earnings from the Company's core book manufacturing operations increased 48% over last year's first quarter reflecting increased sales volume combined with higher levels of productivity and lower costs. The Company's newer businesses, CMS and The Home School, which focus on providing customized educational products, reduced first quarter earnings by $.23 per share compared to a reduction of $.07 per share for the same period last year, attributable to CMS. Revenues and related earnings for these businesses, both of which are highly seasonal, are expected to increase in the fourth quarter coinciding with the months of highest market demand. Weighted average shares outstanding were comparable to last year's first quarter. Shares exercised under the Company's stock option plans and shares issued as compensation for non-compete agreements were offset by shares acquired under the Company's 1997 stock repurchase program.

The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employer
Disclosures about Pensions and Other Postretirement Benefits".   These new
standards will be effective in the Company's fiscal year ending September 25, 1999. The Company has not determined the effects, if any, that these standards will have on its consolidated financial statements.

                             COURIER CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of fiscal 1998, operations used approximately $1.2 million of cash. Net income was $1.2 million and depreciation was $2.1 million. Working capital utilized approximately $4.6 million of cash due to increases in accounts receivable of $2.7 million and inventories of $1.9 million.

Investment activities in the first three months of fiscal 1998 used approximately $0.5 million of cash for capital expenditures and $0.6 million for the acquisition of The Home School. For the entire fiscal year, capital expenditures are expected to approximate $10 million, which includes plans for the purchase and installation of a new web press to provide additional book printing capacity. In addition, up to $1 million is expected to be used on upgrading the Company's management information systems.

In December 1996, the Company completed the consolidation of operations in Philadelphia from an older, multistory facility to the recently expanded, more efficient manufacturing facility. In September 1997, the Company signed an agreement to sell the old multistory facility to a developer for approximately $4.6 million. Closing is scheduled for the spring of 1998, but a number of contingencies remain. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, continues to be vacant pending sale or lease.

Financing activities for the first quarter of fiscal 1998 provided approximately $2.3 million of cash. At December 27, 1997, the Company utilized approximately $19 million of its borrowing capacity available under a $30 million long-term revolving credit facility.

Management is currently assessing the impact of the "Year 2000" problem on the Company's operations and is working with vendors and consultants to formulate and implement cost effective approaches to resolving this issue. As part of this process, the Company expects to replace or upgrade certain information systems with systems designed to give the Company the benefit of new technology with enhanced functionality and resultant improvements in service and productivity. The total cost of the Year 2000 problem and its impact on the Company's future results is in the process of being determined.

FORWARD-LOOKING INFORMATION:

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

                             COURIER CORPORATION

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      Exhibit No.       Description of Exhibit
      -----------       ----------------------

            10 Courier Corporation Deferred Compensation Program dated November 6, 1997 with Messrs. Conway III, Story, Nichols and Osenton.

            27          Financial Data Schedule

     (b) Reports on Form 8-K

            None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             COURIER CORPORATION
                             -------------------
                                 (REGISTRANT)





      February 9, 1998                    By: /s/ James F. Conway III
---------------------------                   ----------------------------------
        Date                                      James F. Conway III
                                                  Chairman, President and
                                                   Chief Executive Officer



      February 9, 1998                    By: /s/ Robert P. Story, Jr.
---------------------------                   ----------------------------------
        Date                                      Robert P. Story, Jr.
                                                  Senior Vice President and
                                                   Chief Financial Officer



      February 9, 1998                    By: /s/ Peter M. Folger
---------------------------                   ----------------------------------
        Date                                      Peter M. Folger
                                                  Vice President and
                                                   Chief Accounting Officer