Form 10-Q
period 1998-03-28
COURIER CORP
filed 1998-05-12
CIK 25212

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended                 March  28, 1998
                               -------------------------------------------------

                                       or
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------    ----------------------

Commission file number                            0-7597
                       ---------------------------------------------------------

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

           Yes   X            No
                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                                 Outstanding at May 1, 1998
---------------------------------------            -----------------------------
      Common Stock, $1 par value                          2,095,910 shares

                              COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                   March 28,      September 27,
ASSETS                                               1998             1997
                                                   ---------      -------------

Current assets:
   Cash and cash equivalents                        $    32          $    27
   Accounts receivable, less allowance
     for uncollectible accounts                      29,036           25,919
   Inventories (Note B)                              10,215            9,695
   Deferred income taxes                              1,659            1,642
   Other current assets                                 649              780
                                                    -------          -------

     Total current assets                            41,591           38,063

Property, plant and equipment, less
  accumulated depreciation: $66,037
  at March 28, 1998 and $62,398
  at September 27, 1997                              35,147           36,942

Real estate held for sale or lease, net               2,421            2,459

Goodwill and other intangibles                       11,734           11,618

Other assets                                            531              561
                                                    -------          -------

  Total assets                                      $91,424          $89,643
                                                    =======          =======



The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                      March 28,    September 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998            1997
                                                      ---------    -------------

Current liabilities:
   Current maturities of long-term debt                $    287      $    387
   Accounts payable                                       8,615         9,557
   Accrued taxes                                          4,143         4,961
   Other current liabilities                              9,518         9,070
                                                       --------      --------

      Total current liabilities                          22,563        23,975

Long-term debt                                           19,202        18,593
Deferred income taxes                                     3,084         3,375
Other liabilities                                         2,082         1,952
                                                       --------      --------

      Total liabilities                                  46,931        47,895
                                                       --------      --------

Stockholders' equity (Note E):
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued

   Common stock, $1 par value:

                   March 28,       September 27,
    Shares           1998              1997
    ------         ---------       -------------
    Authorized     6,000,000        6,000,000
    Issued         3,750,000        4,500,000
    Outstanding    3,110,000        2,007,000             3,750         4,500

   Additional paid-in capital                                 -         9,277
   Retained earnings                                     44,902        52,060
   Treasury stock, at cost: 640,000 shares
      at March 28, 1998 and 2,493,000
      shares at September 27, 1997                       (4,159)      (24,089)
                                                       --------      --------

      Total stockholders' equity                         44,493        41,748
                                                       --------      --------

Total liabilities and stockholders' equity             $ 91,424      $ 89,643
                                                       ========      ========




    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)


                                          QUARTER ENDED       SIX MONTHS ENDED
                                      --------------------  --------------------
                                      March 28,  March 29,  March 28,  March 29,
                                        1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------

Net sales                              $39,136    $32,011    $74,442    $62,550
Cost of sales                           29,908     25,242     56,426     49,460
                                       -------    -------    -------    -------

Gross profit                             9,228      6,769     18,016     13,090

Selling and administrative expenses      6,887      5,396     13,411     10,246
Interest expense                           373        202        720        362
Other income                                 5          7         10         14
                                       -------    -------    -------    -------

  Income before taxes                    1,973      1,178      3,895      2,496

Provision for income taxes (Note C)        615        350      1,327        739
                                       -------    -------    -------    -------

  Net income                           $ 1,358    $   828    $ 2,568    $ 1,757
                                       =======    =======    =======    =======


Net income per share (Note D):

  Diluted*                             $  0.42    $  0.27    $  0.80    $  0.57
                                       =======    =======    =======    =======

  Basic*                               $  0.44    $  0.28    $  0.84    $  0.58
                                       =======    =======    =======    =======


Cash dividends declared per share*     $ 0.093    $ 0.080    $ 0.187    $  0.160
                                       =======    =======    =======    ========

* Amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on June 1, 1998 to stockholders of record on May 15, 1998.




The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                             SIX MONTHS ENDED
                                                         -----------------------
                                                         March 28,     March 29,
                                                            1998          1997
                                                         ---------     ---------

Cash provided from operating activities                   $ 1,969       $ 5,270
                                                          -------       -------

Investment activities:
  Capital expenditures                                     (2,031)       (4,030)
  Business acquisition                                       (563)            -
                                                          -------       -------

Cash used for investment activities                        (2,594)       (4,030)
                                                          -------       -------

Financing activities:
  Repayment of long-term debt                                (241)         (230)
  Increase in long-term borrowings                            750           203
  Cash dividends                                             (573)         (482)
  Stock repurchase program                                      -          (798)
  Proceeds from stock plans                                   694            77
                                                          -------       -------

Cash provided from (used for) financing activities            630        (1,230)
                                                          -------       -------


Increase in cash and cash equivalents                           5            10

Cash at the beginning of the period                            27            33
                                                          -------       -------

Cash at the end of the period                             $    32       $    43
                                                          =======       =======






The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of March 28, 1998, the statements of income for the three-month and six-month periods ended March 28, 1998 and March 29, 1997, and the statements of cash flows for the six-month periods ended March 28, 1998 and March 29, 1997 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

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


B.     INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:

                                             (000'S OMITTED)
                                       ---------------------------
                                       March 28,     September 27,
                                         1998            1997
                                       ---------     -------------
       Raw materials                    $ 3,701         $3,912
       Work in process                    4,431          4,108
       Finished goods                     2,083          1,675
                                        -------         ------
               Total inventories        $10,215         $9,695
                                        =======         ======

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C.     INCOME TAXES

The statutory federal tax rate is 34%. The total tax provision (benefit) differs from that computed using the statutory federal tax rate for the following reasons:

                                                     (000'S OMITTED)
                                     --------------------------------------------------
                                       Quarter Ended                Six Months Ended
                                     ---------   ---------       ----------------------
                                     March 28,   March 29,       March 28,    March 29,
                                       1998        1997            1998          1997
                                     ---------   ---------       ---------    ---------

       Federal income taxes at
           statutory rate              $671         $401          $1,324       $849
       State income taxes, net           56           23             106         46
       Goodwill amortization             37            -              86          -
       Export related income            (52)         (41)           (104)       (93)
       Other                            (97)         (33)            (85)       (63)
                                       ----         ----          ------       ----
              Total provision          $615         $350          $1,327       $739
                                       ====         ====          ======       ====


D.     NET INCOME PER SHARE

During the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share". Prior period net income per share has been restated to reflect current presentation. Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option and stock grant plans.

                                                         (000'S OMITTED)
                                         --------------------------------------------------
                                           Quarter Ended                Six Months Ended
                                         ---------   ---------       ----------------------
                                         March 28,   March 29,       March 28,    March 29,
                                           1998        1997            1998          1997
                                         ---------   ---------       ---------    ---------


       Average shares outstanding*          3,095       3,009           3,070        3,026
       Effect of dilutive shares*             121          53             131           43
                                           ------      ------          ------       ------
       Average shares outstanding,
        adjusted for dilutive effects*      3,216       3,062           3,201        3,069
                                            =====      ======          ======       ======

       Net income                          $1,358      $  828          $2,568       $1,757
                                           ======      ======          ======       ======
        Basic net income per share*        $  .44      $  .28          $  .84       $  .58
                                           ======      ======          ======       ======
        Diluted net income per share*      $  .42      $  .27          $  .80       $  .57
                                           ======      ======          ======       ======


* Amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on June 1, 1998 to stockholders of record on May 15, 1998 (see Note E).

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



E.     SUBSEQUENT EVENT

On April 16, 1998, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on June 1, 1998 to stockholders of record on May 15, 1998. Per share amounts for each period presented in the accompanying financial statements have been restated to give effect to the stock split. In addition, related to this stock split, the Company will convert 2,000,000 shares of treasury stock to authorized but unissued shares. A portion of these shares will be used to effect the 50% stock dividend. These transactions have been reflected in the accompanying balance sheet at March 28 1998.

The table below summarizes the changes in stockholders' equity from September 27, 1997 to March 28, 1998:

                                                    (000's omitted)

                                                   Additional
                                       Common       Paid-in      Retained     Treasury    Stockholders'
                                       Stock        Capital      Earnings      Stock          Equity
                                       ------      ----------    --------     --------    -------------

Balance, September 27, 1997           $4,500         $9,277       $52,060     $(24,089)     $41,748

  Net income                                                        2,568                     2,568

  Cash dividends                                                     (573)                     (573)

  Shares issued under stock plans                       310                        440          750

  Convert treasury shares             (2,000)        (9,587)       (7,903)      19,490            -

  Stock dividend                       1,250                       (1,250)                        -
                                      -------        -------      --------    --------      -------

Balance, March 28, 1998               $3,750               -      $44,902     $ (4,159)     $44,493
                                      ======         =======      =======     ========      ========


                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the second quarter of fiscal 1998 increased 22% to $39.1 million from $32.0 million in the second quarter of fiscal 1997. Sales from the Company's core book manufacturing operations increased by 22% reflecting increased sales to religious and educational publishing customers, including increased revenues from 4-color book manufacturing. Also, Book-mart Press, Inc. (Book-mart), a New Jersey based printer of short and medium-run books, which was acquired by the Company in July 1997, contributed approximately $3 million to the improvement in revenues. These increases were offset by a continuing decline in software documentation sales. In addition to sales from its core business, the Company has two newer businesses, The Home School and Copyright Management Services
(CMS), which are involved in customized education. The Home School, which was acquired on September 30, 1997, is a direct marketer of books and other educational products for supplementing or replacing traditional education with home-based learning. CMS provides customized coursepacks and copyright clearance services primarily to colleges and universities. Revenues from these two newer businesses are highly seasonal with the Company's fourth quarter historically representing the period of highest market demand.

Gross profit increased to $9.2 million, or 24% of sales, in the second quarter from $6.8 million, or 21% of sales, in the same period last year. The improvement in gross profit reflects the benefits of increased sales volume, gains in productivity and lower costs.

Selling and administrative expenses increased to $6.9 million in the second quarter of fiscal 1998 from $5.4 million in the same period last year. As a percentage of sales, selling and administrative expenses were 18% compared to 17% in the second quarter last year. The increase was attributable to incremental selling and administrative expenses of Book-mart and The Home School of approximately $0.9 million, including goodwill amortization of approximately $150,000, as well as expenses that relate directly to the increase in profitability.

Interest expense was $373,000 in the second quarter of fiscal 1998 compared to $202,000 in the same period last year, reflecting increased average borrowings which were primarily due to the acquisitions of Book-mart and The Home School.

The Company's effective tax rate for the second quarter was 31%. This rate was higher than the 30% rate in the corresponding period last year primarily because of nondeductible goodwill related to the acquisition of Book-mart.

Net income for the second quarter of fiscal 1998 was $1,358,000, up 64% over last year's earnings of $828,000. Net income per share on a diluted basis increased 56% to $.42 per share from $.27 per share in the corresponding period last year after adjusting for a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on June 1, 1998 to stockholders of record on May 15, 1998 (see below). Earnings from the Company's core book manufacturing operations increased 76% over last year's second quarter reflecting increased sales volume combined with higher levels of productivity and lower costs. The Company's newer businesses, CMS and The Home School, reduced second quarter earnings by $.17 per diluted share compared to a reduction of $.08 per diluted share for the same period last year. Revenues and related earnings for these businesses are expected to increase in the fourth quarter coinciding with their months of highest market demand.

Weighted average shares outstanding increased approximately 150,000 shares over last year's second quarter. The increase in weighted average shares outstanding was due to shares exercised under the Company's stock option plans, shares issued as compensation for non-compete agreements and the impact of potentially dilutive shares which increased primarily due to the increase in the price per share of the Company's stock. These were partially offset by shares acquired under the Company's fiscal 1997 stock repurchase program.

On April 16, 1998, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on June 1, 1998 to stockholders of record on May 15, 1998. Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):

For the six months ended March 28, 1998, the Company reported net income of $2.6 million, or $.80 per diluted share, up 46% compared to $1.8 million, or $.57 per diluted share, for the same period last year. Sales for the first six months were $74.4 million, up 19% from $62.6 million in the corresponding period of fiscal 1997. The factors impacting second quarter results similarly affected year-to-date results. Sales from the Company's core book manufacturing operations increased by 18% while related earnings increased by 61% compared to the first six months of fiscal 1997. CMS and The Home School reduced earnings by $.32 per diluted share compared to $.16 per diluted share in the first half of fiscal 1997. In addition, last year's first quarter included $350,000 in costs associated with consolidating operations in Philadelphia into a newer, more efficient manufacturing facility.

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

LIQUIDITY AND CAPITAL RESOURCES:

During the first half of fiscal 1998, operations provided approximately
$2.0 million of cash. Net income was $2.6 million and depreciation and amortization were $4.2 million. Working capital utilized approximately
$4.7 million of cash due primarily to an increase in accounts receivable of approximately $3.1 million related to increased sales volume and a reduction in accounts payable of approximately $0.9 million.

Investment activities in the first six months of fiscal 1998 used approximately $2.0 million of cash for capital expenditures and $0.6 million for the acquisition of The Home School. For the entire fiscal year, capital expenditures are expected to approximate $10 million, which includes plans for the purchase and installation of a new web press to provide additional book printing capacity. This new press may be financed under an operating lease. In addition, approximately $1 million is expected to be used to upgrade the Company's information systems and infrastructure.

In December 1996, the Company completed the consolidation of operations in Philadelphia from an older, multistory facility to a recently expanded, more efficient manufacturing facility. In September 1997, the Company signed an agreement to sell the old multistory facility to a developer for approximately $4.6 million. Closing is scheduled for the third quarter of fiscal 1998, but a number of contingencies remain. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, continues to be vacant pending sale or lease.

Financing activities for the first six months of fiscal 1998 provided approximately $0.6 million of cash. At March 28, 1998, the Company utilized $17.5 million of its borrowing capacity available under a $30 million long-term revolving credit facility.

Management is currently assessing the impact of "Year 2000" on the Company's operations and is working with vendors and consultants to formulate and implement cost effective approaches to resolving this issue. As part of this process, the Company expects to replace or upgrade certain information systems with systems designed to give the Company the benefit of new technology with enhanced functionality and resultant improvements in service and productivity. As of March 28, 1998, the cost of the Year 2000 issue is not expected to have a material impact on the Company's financial results.

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

                               COURIER CORPORATION

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders of the registrant was held on January 15, 1998. All nominees of the Board of Directors of the registrant were reelected for a three-year term. The stockholders also voted to ratify and approve the selection by the Board of Directors of Deloitte & Touche LLP as independent public accountants for the registrant for the fiscal year ending September 26, 1998.

  ELECTION OF DIRECTORS Votes were cast in the election of directors as follows:

  Nominee                   For          Withheld Authority
  -------                   ---          ------------------

  Arnold S. Lerner       1,993,696            8,871
  Charles E. Otto        1,989,715           12,852
  George Q. Nichols      1,997,432            5,135

  DIRECTORS CONTINUING IN OFFICE: James F. Conway III, Kathleen Foley Curley, Richard K. Donahue, Edward J. Hoff, Robert P. Story, Jr., W. Nicholas Thorndike

  RATIFICATION/APPROVAL OF ACCOUNTANTS Votes were cast in the ratification and approval of Deloitte & Touche LLP as independent public accountants as follows:

         For            Against        Abstain        Broker Non-votes
         ---            -------        -------        ----------------
       1,991,143         5,640          5,784                0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

          EXHIBIT NO.                    DESCRIPTION OF EXHIBIT

             10 Amendment, dated February 27, 1998, to Note Agreement between Courier Corporation, State Street Bank and Trust Company and BankBoston, N.A., providing for a $30 million revolving credit facility (which Note Agreement was filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1997, and incorporated herein by reference).

             27.1        Financial Data Schedule for the quarter ended
                         March 28, 1998

             27.2 Restated Financial Data Schedule for the quarter ended December 27, 1997

             27.3 Restated Financial Data Schedule for the fiscal year ended September 27, 1997 and the quarters ended December 28, 1996, March 29, 1997 and June 28, 1997

             27.4 Restated Financial Data Schedule for the fiscal year ended September 28, 1996 and the quarters ended December 30, 1995, March 30, 1996 and June 29, 1996

             27.5 Restated Financial Data Schedule for the fiscal year ended September 30, 1995


        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COURIER CORPORATION
                                  (REGISTRANT)






    May 11, 1998                                By: /s/ James F. Conway III
-------------------                                 ---------------------------
       Date                                         James F. Conway III
                                                    Chairman, President and
                                                     Chief Executive Officer




    May 11, 1998                                By: /s/ Robert P. Story, Jr.
-------------------                                 ---------------------------
       Date                                         Robert P. Story, Jr.
                                                    Senior Vice President and
                                                     Chief Financial Officer



    May 11, 1998                                By: /s/ Peter M. Folger
-------------------                                 ---------------------------
       Date                                         Peter M. Folger
                                                    Vice President and
                                                     Chief Accounting Officer