Form 10-Q
period 1998-06-27
COURIER CORP
filed 1998-08-11
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 27, 1998
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                          0-7597
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

          Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at August 5, 1998
--------------------------                       -------------------------------
Common Stock, $1 par value                             3,163,050 shares

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                            June 27,     September 27,
ASSETS                                                        1998           1997
                                                            -------      ------------

Current assets:
   Cash and cash equivalents                                $    30         $    27
   Accounts receivable, less allowance
     for uncollectible accounts                              25,474          25,919
   Inventories (Note B)                                      11,180           9,695
   Deferred income taxes                                      1,618           1,642
   Other current assets                                       4,250             780
                                                            -------         -------
     Total current assets                                    42,552          38,063

Property, plant and equipment, less
  accumulated depreciation: $68,031
  at June 27, 1998 and $62,398
  at September 27, 1997                                      34,459          36,942

Real estate held for sale or lease, net (Note F)                340           2,459

Goodwill and other intangibles                               11,576          11,618

Other assets                                                    519             561
                                                            -------         -------
  Total assets                                              $89,446         $89,643
                                                            =======         =======










The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                                June 27,     September 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1998          1997
                                                                -------      ------------

Current liabilities:
   Current maturities of long-term debt                         $   287           $387
   Accounts payable                                               8,625          9,557
   Accrued payroll                                                4,038          3,644
   Accrued taxes                                                  5,023          4,961
   Other current liabilities                                      6,690          5,426
                                                                -------        -------
      Total current liabilities                                  24,663         23,975

Long-term debt                                                   12,629         18,593
Deferred income taxes                                             2,924          3,375
Other liabilities                                                 2,310          1,952
                                                                -------        -------
      Total liabilities                                          42,526         47,895
                                                                -------        -------
Stockholders' equity (Note E):
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value:

                    June 27,     September 27,
    Shares:          1998           1997
   ----------      ---------     ------------
   Authorized      6,000,000       6,000,000
   Issued          3,750,000       4,500,000
   Outstanding     3,127,000       2,007,000                      3,750          4,500

   Additional paid-in capital                                        54          9,277
   Retained earnings                                             47,219         52,060
   Treasury stock, at cost: 623,000 shares
      at June 27, 1998 and 2,493,000
      shares at September 27, 1997                               (4,103)       (24,089)
                                                                -------        -------

      Total stockholders' equity                                 46,920         41,748
                                                                -------        -------

Total liabilities and stockholders' equity                      $89,446        $89,643
                                                                =======        =======








The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)




                                               QUARTER ENDED                NINE MONTHS ENDED
                                           ----------------------        -----------------------
                                           June 27,       June 28,       June 27,        June 28,
                                            1998           1997            1998           1997
                                           -------        -------        --------        -------

Net sales                                  $36,903        $32,721        $111,345        $95,271
Cost of sales                               27,595         26,212          84,021         75,672
                                           -------        -------        --------        -------
  Gross profit                               9,308          6,509          27,324         19,599

Selling and administrative expenses          6,806          5,148          20,217         15,394
Interest expense                               317            169           1,037            531
Other income (Note F)                        2,047              7           2,057             21
                                           -------        -------        --------        -------

  Income before taxes                        4,232          1,199           8,127          3,695

Provision for income taxes (Note C)          1,660            384           2,987          1,123
                                           -------        -------        --------        -------

  Net income                               $ 2,572        $   815        $  5,140        $ 2,572
                                           =======        =======        ========        =======


Net income per share (Note D):

  Diluted*                                 $  0.79        $  0.27        $   1.59        $  0.84
                                           =======        =======        ========        =======

  Basic*                                   $  0.82        $  0.27        $   1.67        $  0.85
                                           =======        =======        ========        =======


Cash dividends declared per share*         $ 0.105        $ 0.080        $  0.292        $ 0.240
                                           =======        =======        ========        =======


* Amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend distributed on June 1, 1998 (Note E).









The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                              NINE MONTHS ENDED
                                                           -----------------------
                                                           June 27,        June 28,
                                                             1998           1997
                                                           -------         -------

Cash provided from operating activities                    $ 5,417         $ 8,072
                                                           -------         -------
Investment activities:
   Capital expenditures                                     (3,336)         (5,355)
   Proceeds from sale of assets (Note F)                     4,600              --
   Business acquisition                                       (563)             --
                                                           -------         -------

Cash provided from (used for) investment activities            701          (5,355)
                                                           -------         -------

Financing activities:
   Scheduled long-term debt repayments                        (311)           (397)
   Decrease in long-term borrowings                         (5,753)           (797)
   Cash dividends                                             (865)           (726)
   Stock repurchase program                                     --            (882)
   Proceeds from stock plans                                   814              77
                                                           -------         -------

Cash used for financing activities                          (6,115)         (2,725)
                                                           -------         -------


Increase (decrease) in cash and cash equivalents                 3              (8)

Cash at the beginning of the period                             27              33
                                                           -------         -------

Cash at the end of the period                              $    30         $    25
                                                           =======         =======









The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of June 27, 1998, the statements of income for the three-month and nine-month periods ended June 27, 1998 and June 28, 1997, and the statements of cash flows for the nine-month periods ended June 27, 1998 and June 28, 1997 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These new standards will be effective in the Company's fiscal year ending September 25, 1999, with the exception of SFAS No. 133 which will be effective in the Company's fiscal year ending September 30, 2000. The Company does not expect that the implementation of these new standards will be material to the consolidated financial statements.


B.       INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories. Inventories consisted of the following:

                                                        (000's Omitted)
                                                    -----------------------
                                                    June 27,   September 27,
                                                     1998          1997
                                                    -------    ------------

           Raw materials                            $ 4,293       $3,912
           Work in process                            4,496        4,108
           Finished goods                             2,391        1,675
                                                    -------       ------
                   Total inventories                $11,180       $9,695
                                                    =======       ======


                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C.       INCOME TAXES

The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:

                                              (000's Omitted)
                               -------------------------------------------------
                                  Quarter Ended             Nine Months Ended
                               ---------------------      ----------------------
                               June 27,      June 28,     June 27,       June 28,
                                1998          1997          1998           1997
                               -------       -------      -------        -------

Federal income taxes at
    statutory rate             $1,439         $408         $2,764         $1,256
State income taxes, net           283           33            389             79
Goodwill amortization              43           --            129             --
Export related income             (65)         (68)          (169)          (161)
Other                             (40)          11           (126)           (51)
                               ------         ----         ------         ------
       Total provision         $1,660         $384         $2,987         $1,123
                               ======         ====         ======         ======



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

                                                           (000's Omitted)
                                            -----------------------------------------------
                                               Quarter Ended             Nine Months Ended
                                            ---------------------      --------------------
                                            June 27,      June 28,     June 27,     June 28,
                                             1998          1997          1998         1997
                                            -------       -------      -------      -------

Average shares outstanding*                  3,119         2,974        3,087         3,009
Effect of dilutive shares*                     146            65          138            50
                                            ------        ------       ------        ------
Average shares outstanding,
      adjusted for dilutive effects*         3,265         3,039        3,225         3,059
                                            ======        ======       ======        ======


Net income                                  $2,572        $  815       $5,140        $2,572
                                            ======        ======       ======        ======
     Basic net income per share*            $  .82        $  .27       $ 1.67        $  .85
                                            ======        ======       ======        ======
     Diluted net income per share*          $  .79        $  .27       $ 1.59        $  .84
                                            ======        ======       ======        ======


* Amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend distributed on June 1, 1998 (see Note E).

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



E.       STOCK DIVIDEND

On April 16, 1998, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend which was distributed on June 1, 1998 to stockholders of record on May 15, 1998. Per share amounts for each period presented in the accompanying financial statements have been restated to give effect to the stock split. In addition, related to this stock split, the Company converted 2,000,000 shares of treasury stock to authorized but unissued shares.

The table below summarizes the changes in stockholders' equity from September 27, 1997 to June 27, 1998:

                                                                (000's omitted)
                                           -----------------------------------------------------------
                                                      Additional
                                           Common      Paid-In     Retained   Treasury    Stockholders'
                                            Stock      Capital     Earnings     Stock        Equity
                                           -------    ----------   --------   --------    ------------

Balance, September 27, 1997                $ 4,500     $ 9,277     $52,060     $(24,089)     $41,748
    Net income                                                       5,140                     5,140
    Cash dividends                                                    (865)                     (865)
    Shares issued under stock plans                        404                      493          897
    Convert treasury shares                 (2,000)     (9,627)     (7,866)      19,493           --
    Stock dividend                           1,250                  (1,250)                       --
                                           -------     -------     -------     --------      -------

Balance, June 27, 1998                     $ 3,750     $    54     $47,219     $ (4,103)     $46,920
                                           =======     =======     =======     ========      =======




F.       OTHER INCOME

In June 1998, the Company completed the sale of a former industrial facility in Philadelphia which had been vacant. During fiscal 1997, the Company had consolidated its operations in Philadelphia from this older, multistory facility to a recently expanded, more efficient manufacturing facility also in the Philadelphia area. As previously reported, the selling price of the property was $4.6 million, resulting in a pretax gain of approximately $2.0 million. The after-tax gain of approximately $1.1 million, or $.34 per diluted share, generated approximately $3.2 million of cash after taxes.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Sales in the third quarter of fiscal 1998 were $36.9 million, up 13% from $32.7 million in the third quarter of fiscal 1997. Sales from the Company's core book manufacturing operations were up 12% over the third quarter last year as a result of increased sales to religious and educational publishing customers, including increased revenues from 4-color book manufacturing. In addition, Book-mart Press, Inc. (Book-mart), a New Jersey-based printer of short and medium-run books, which was acquired by the Company in July 1997, contributed approximately $2.5 million to third quarter revenues. These increases were offset by a softness in sales to trade publishing customers and a continuing decline in software documentation sales. In addition to sales from its core business, the Company has two newer businesses, The Home School and Copyright Management Services (CMS), which are involved in customized education. The Home School, which was acquired on September 30, 1997, is a direct marketer of books and other educational products for supplementing or replacing traditional education with home-based learning. CMS provides customized coursepacks and copyright clearance services primarily to colleges and universities. Revenues from these two newer businesses are highly seasonal with the Company's fourth quarter historically representing the period of highest market demand.

Gross profit was $9.3 million, or 25% of sales, in the third quarter of fiscal 1998 compared to $6.5 million, or 20% of sales, in the same period last year. The improvement in gross profit reflects the benefits of increased sales volume, gains in productivity and lower costs.

Selling and administrative expenses increased to $6.8 million in the third quarter of fiscal 1998 from $5.1 million in the same period last year. As a percentage of sales, selling and administrative expenses were 18% compared to 16% in the third quarter last year. The acquisitions of Book-mart and The Home School accounted for approximately $1 million of the increase, including goodwill amortization of approximately $150,000. Incremental expenses for improvements to the Company's information systems and infrastructure, including expenses related to "Year 2000" remediation efforts, were approximately $500,000 in the third quarter of fiscal 1998. Expenses that relate directly to the increase in profitability also contributed to the increase in selling and administrative expenses.

Interest expense was $317,000 in the third quarter of fiscal 1998 compared to $169,000 in the same period last year, reflecting increased average borrowings which were primarily due to the acquisitions of Book-mart and The Home School.

In June 1998, the Company completed the sale of a former industrial facility in Philadelphia which had been vacant. During fiscal 1997, the Company had completed the consolidation of its operations in Philadelphia from this older, multistory facility to a recently expanded, more efficient manufacturing facility also in the Philadelphia area. The selling price of the facility was $4.6 million, resulting in a pretax gain of approximately $2.0 million and an after-tax gain of approximately $1.1 million, or $.34 per diluted share.

The Company's effective tax rate for the third quarter was 39% compared to 32% in the corresponding period last year. The increase was due to state and local income taxes on the sale of the Philadelphia facility, as well as nondeductible goodwill related to the acquisition of Book-mart.

Net income for the third quarter of fiscal 1998 was $2.6 million, up 216% over last year's third quarter net income of $0.8 million. As noted above, net income includes an after-tax gain of approximately $1.1 million or $.34 per diluted share from the sale of the property in Philadelphia. Absent the gain, net income per share on a diluted basis increased 67% to $.45 per share from $.27 per share in the corresponding period last year after adjusting for a three-for-two stock split effected in the form of a 50% stock dividend which was distributed on June 1, 1998 (see below). Net income from the Company's core book manufacturing operations increased 83% over last year's third quarter reflecting increased sales volume combined with higher levels of productivity and lower costs. The Company's newer businesses, CMS and The Home School, reduced third quarter net income by $.18 per diluted share compared to a reduction of $.10 per diluted share for the same period last year. Revenues and related net income for these businesses are expected to increase in the fourth quarter coinciding with their months of highest market demand.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED):

Weighted average shares outstanding increased approximately 226,000 shares over last year's third quarter. The increase in weighted average shares outstanding was due to shares exercised under the Company's stock option plans, shares issued as compensation for noncompetition agreements pursuant to a business acquisition, and the impact of potentially dilutive shares which increased primarily due to the increase in the price per share of the Company's stock.

On April 16, 1998, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend which was distributed on June 1, 1998 to stockholders of record on May 15, 1998. Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

For the nine months ended June 27, 1998, net income was $5.1 million or $1.59 per diluted share. Excluding the gain from the sale of the Philadelphia facility, net income was approximately $4.0 million, or $1.25 per diluted share, up 56% compared to $2.6 million, or $.84 per diluted share, for the same period last year. Sales for the first nine months were $111.3 million, up 17% from $95.3 million in the corresponding period of fiscal 1997. For the first nine months of fiscal 1998, net income from the Company's core book manufacturing operations increased by 68%, excluding the gain from the sale of the Philadelphia facility. The factors impacting third quarter results similarly affected year-to-date results. In addition, last year's first quarter included $350,000 in costs associated with consolidating operations in Philadelphia into a newer, more efficient manufacturing facility. CMS and The Home School reduced earnings by $.50 per diluted share compared to $.25 per diluted share in the same period of fiscal 1997. Revenues and related net income for these businesses are expected to increase in the fourth quarter coinciding with their months of highest market demand.

The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These new standards will be effective in the Company's fiscal year ending September 25, 1999, with the exception of SFAS No. 133 which will be effective in the Company's fiscal year ending September 30, 2000. The Company does not expect that the implementation of these new standards will be material to the consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES:

During the first nine months of fiscal 1998, operations provided approximately $5.4 million of cash. Net income was $5.1 million and depreciation and amortization were $6.3 million. Working capital utilized approximately $3.8 million of cash due primarily to installment payments of approximately $3.6 million on a new web press which will provide additional book printing capacity. The web press is expected to be financed under an operating lease during the fourth quarter at which time the installment payments will be returned to the Company; accordingly, these payments have been included in other current assets.

Investment activities in the first nine months of fiscal 1998 provided approximately $0.7 million of cash. Proceeds from the sale of the Philadelphia facility were $4.6 million resulting in an after-tax gain of approximately $1.1 million. The sale generated $3.2 million of cash after taxes. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, continues to be vacant pending sale or lease. Capital expenditures were $3.3 million for the first nine months of fiscal 1998. For the entire fiscal year, capital expenditures are expected to approximate $6 million, which includes approximately $1 million to upgrade the Company's information systems and infrastructure. The web press mentioned above is not included in capital expenditures since it is expected to be financed under an operating lease. Investment activities also include $0.6 million for the acquisition of The Home School on September 30, 1997.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

Financing activities for the first nine months of fiscal 1998 used approximately $6.1 million of cash to reduce long-term debt. Dividend payments were $0.9 million and proceeds from the Company's stock plans were $0.8 million, primarily from the exercise of stock options. At June 27, 1998, the Company utilized $11.0 million of its borrowing capacity available under a $30 million long-term revolving credit facility.

The Company's "Year 2000" issues encompass both information technology ("IT") and non-IT systems ("non-IT"). With respect to the "Year 2000" state of readiness of the Company's IT systems, management has substantially completed the inventory and assessment phases of the various IT systems in use at each of the Company's locations. Many of these various IT systems are not compliant. Management is in the process of replacing or upgrading these systems with common IT systems designed to give the Company the benefit of new technology with enhanced functionality and resultant improvements in service and productivity. The plan provides for replacing non-compliant systems at the Company's first site in the fourth quarter of calendar 1998, with planned completion of implementation and testing at all of the Company's sites by midyear calendar 1999. Inventories of non-IT systems (including presses, binding lines, phones, facilities, etc.) are substantially complete and assessment of "Year 2000" compliance of these non-IT systems is well underway. Any remediation which might be required is expected to be completed in the first quarter of calendar year 1999. The historical and estimated costs directly related to "Year 2000" remediation for IT and non-IT systems is estimated to be approximately $2 million of which approximately half will be capital expenditures, primarily for new IT systems, as noted in the above discussion of planned capital expenditures. Costs incurred through June 27, 1998, directly related to "Year 2000" remediation, approximate $0.5 million.

Another component of the Company's "Year 2000" readiness pertains to third party relationships, which management has begun to assess by contacting key vendors, customers and service providers; the Company is currently awaiting responses from a number of them. Since the assessment of third party relationships is in a preliminary stage, management is currently uncertain as to the scope of the risks to the Company related to the "Year 2000" issue. The Company intends to develop its "Year 2000" contingency plan during 1999 after completing its assessment of third party relationships and any associated risks.

FORWARD-LOOKING INFORMATION:

Statements that describe future expectations, plans or strategies are considered forward looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, changes in raw material costs and availability, seasonal changes in customer orders, pricing actions by competitors, success in the integration of recently acquired businesses, the implications of "Year 2000" issues, and general changes in economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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



                                        COURIER CORPORATION
                                        -------------------
                                             (REGISTRANT)






August 11, 1998                         By: /s/ James F. Conway III
------------------                          ----------------------------------
     Date                                   James F. Conway III
                                            Chairman, President and
                                            Chief Executive Officer




August 11, 1998                         By: /s/ Robert P. Story, Jr.
------------------                          ----------------------------------
     Date                                   Robert P. Story, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer



August 11, 1998                         By: /s/ Peter M. Folger
------------------                          ----------------------------------
     Date                                   Peter M. Folger
                                            Vice President and
                                            Chief Accounting Officer