Form 10-K
period 1998-09-26
COURIER CORP
filed 1998-12-08
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of November 20, 1998

                    Common Stock, $1 par value - $54,648,144

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 20, 1998

                     Common Stock, $1 par value - 1,900,805


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on January 21, 1999 (Part III).

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

         Courier Corporation helps organizations manage the process of creating and distributing intellectual properties. Courier is the largest book manufacturer in the Northeast offering services from preparation, production, media replication, kitting and packaging through storage, and distribution. Products include Bibles, reference texts, books, software kits and technical documentation. Courier also operates businesses which respond to the need for greater choice in education. Copyright Management Services provides Internet-based solutions that enable educators to use coursepacks combining materials from multiple publishers. The Home School is a direct marketer of educational materials to families engaged in educating children at home.

         In December 1994, the Company formed Courier New Media, Inc. ("Courier New Media"), an information management services company which works with publishers and other information developers to create new products from new and existing intellectual properties. Simultaneously, Courier New Media launched a new business, Copyright Management Services ("CMS"). CMS specializes in managing the process of creating multiple-publisher college coursepacks for college professors, enabling personalized course curriculum and 100% relevant materials for students. CMS obtains copyright permissions and provides either ready-to-print masters to a campus print shop, or high quality printed coursepacks to college bookstores.

         On July 21, 1997, the Company acquired all of the outstanding stock of Book-mart Press, Inc. ("Book-mart"), a North Bergen, New Jersey book manufacturer specializing in short to medium runs of softcover and hardcover books. Founded in 1977, Book-mart has built a strong reputation and loyal customer following in New York and the surrounding areas. Book-mart offers high quality offset printing and binding for order quantities as low as 300 copies. The acquisition complements the Company's existing range of services so that the Company can offer its customers, and Book-mart customers, one-stop full-service shopping for book production at any run length.

         On September 30, 1997, the Company purchased the assets of The Home School Books & Supplies ("The Home School"), based in Arlington, Washington. The Home School markets curriculum and other learning materials direct to home schoolers through retail and catalog businesses.

         In May 1998, the Company restructured the Courier EPIC division located in North Chelmsford, Massachusetts. Kitting, assembly, disk replication and related services were consolidated into Courier Stoughton where similar operations were performed. Simultaneously, North Chelmsford's end-user fulfillment operation was expanded to handle The Home School's national catalog roll out and other end-user fulfillment business.


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

         Courier's book manufacturing operations consist of both electronic and conventional film processing, platemaking, printing and binding of soft and hard bound books and manuals. These book manufacturing operations are conducted through five subsidiaries, Courier Westford, Inc. ("Westford"), Courier Stoughton, Inc. ("Stoughton"), Courier Kendallville, Inc. ("Kendallville"), National Publishing Company ("National"), and Book-mart. Each of these subsidiaries has certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing capabilities, printing on lightweight paper for medical and religious publishers and 4-color book manufacturing for educational and trade publishers.

         In December 1994, the Company formed Courier New Media to work with publishers and other information providers to develop new products from new and existing intellectual properties. Courier New Media includes two operating units, CMS and end user fulfillment. In May 1998, Courier EPIC's project management, product assembly, packaging, and diskette replication were consolidated into Stoughton. CMS specializes in managing the process of creating multiple-publisher college coursepacks for college professors by obtaining copyright permissions and providing either ready-to-print masters to campus print shops or printed coursepacks to college bookstores.

         On September 30, 1997, the Company purchased the assets of The Home School Books & Supplies, based in Arlington, Washington. The Home School markets curriculum and other learning materials direct to home schoolers through retail and catalog businesses. Retail operations are located in Arlington, Washington, while catalog operations were transferred to North Chelmsford, Massachusetts.

                             MARKETING AND CUSTOMERS

         Courier's book manufacturing services are primarily sold to publishers of educational, religious, consumer, professional and reference books and to computer software and hardware manufacturers.

         Courier's book manufacturing sales force of 24 people is responsible for all of the Company's sales to over 650 customers, excluding customers of The Home School and CMS. Courier's salespeople operate out of sales offices located in New York, Chicago, Philadelphia, Hayward, California, Orlando, Florida, North Chelmsford, Massachusetts, and North Bergen, New Jersey.

         Sales to one customer, the Gideon Society, aggregated approximately 26% of consolidated sales in fiscal 1998 and sales to another customer, Simon & Schuster, aggregated approximately 12% of consolidated 1998 sales. In November 1998, Pearson PLC, another customer of the Company, announced its acquisition of The Simon & Schuster education, reference, and business and professional publishing businesses from Viacom Inc. At this time, the Company has no basis for determining the impact that the acquisition may have on its business relationship with the combined entity. The loss of these customers would have a material adverse effect on the Company. No other customer accounted for more than 10% of fiscal 1998 consolidated sales. The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 17% in fiscal 1998, 18% in fiscal 1997 and 17% in fiscal 1996.

         CMS markets its custom coursepack services to college bookstores, campus print shops and direct to professors nationwide. It utilizes direct marketing techniques including mailings and e-mail backed up by one sales person and an internal direct response staff located in North Chelmsford, Massachusetts. The Home School markets curriculum and other learning materials direct to home schoolers through retail operations in Arlington, Washington, and through catalog operations in North Chelmsford, Massachusetts.


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

                             MATERIALS AND SUPPLIES

         Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, cover stock and casebinding materials, from numerous suppliers, and is not dependent upon any one source for its requirements. Many of Courier's book manufacturing customers purchase their own paper and furnish it at no charge to these operations for book production purposes. The Home School purchases books and other learning materials from over 100 educational publishers and it is not dependent upon any one source.


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


                                    EMPLOYEES

         The Company and its subsidiaries employed 1,254 persons at September 26, 1998 compared to 1,202 a year ago.

                                      OTHER

         Courier's overall business is not significantly seasonal in nature. Although in prior years sales volume was generally lower in the Company's second quarter, recent results have not reflected that seasonal trend due to changes in the business, including acquisitions. In addition, market demand for CMS and The Home School products and services is highest in the Company's fourth quarter.

         There is no portion of Courier's business subject to cancellation of government contracts or renegotiation of profits. Courier holds no patents, licenses other than third-party software, franchises or concessions which are important to its operations. The Company considers Courier, Courier New Media, The Home School, Copyright Management Services, E-Master, CoursepackCounselors, SmartMail, CampusPrint, Coursepack.com and SmartChoice to be proprietary trademarks. In addition, www.coursepack.com and www.coursepak.com are proprietary Universal Resource Locators (URL) on the World Wide Web for Courier's coursepack business and are important to its operations.

Item 2.  Properties.

                                 REAL PROPERTIES

         The following schedule lists the facilities occupied by Courier at September 26, 1998. The list also includes real estate which is held for sale or lease, as discussed in Note J to the Consolidated Financial Statements, which appears on page F-14 of this Annual Report on Form 10-K. Courier considers its plants and other facilities to be well maintained and suitable for the purpose intended.

                                                                Owned/            Size in
Principal Activity and Location (Year Constructed)              Leased            Sq. Ft.
-------------------------------------------------               ------            -------
Corporate headquarters and executive offices
   North Chelmsford, MA (1973, 1996)                            Owned              69,000 (1)
Book manufacturing and warehousing
  Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)   Owned             593,000
  Kendallville plant, Kendallville, IN (1978)                   Owned             155,000
  National plant, Philadelphia, PA (1975, 1997)                 Owned             229,000 (2)
  Stoughton plant, Stoughton, MA (1980)                         Leased            169,000
  Book-mart plant, North Bergen, NJ (1917, 1935, 1997)          Leased             75,000
Real estate held for sale or lease
   Raymond, NH (1973)                                           Owned              59,000 (3)



(1) In September 1996, the Company relocated its corporate headquarters into approximately 17,000 square feet of an existing facility in North Chelmsford, MA which also houses CMS, The Home School and end user fulfillment operations..

(2) In December 1996, the Company completed construction of a 100,000 square foot addition to its principle Philadelphia facility. The expansion enabled the Company to consolidate operations located in an older multistory facility to the newer, more efficient property. The older multistory facility, which had been vacant, was sold in June 1998.

(3) This building, which had been leased through June 1996 to the purchaser of the Company's former forms printing business, is now vacant pending sale or lease.


                                    EQUIPMENT

        The Company's products are manufactured on equipment which in most cases is owned by the Company, although it leases computers, image setters and electronic printing systems which are subject to more rapid obsolescence. In addition, it leases three printing presses where title is held by the lessor including one new press installed in July 1998. Capital expenditures amounted to approximately $4.1 in 1998, $6.7 million in 1997, and $7.3 million in 1996. Capital expenditures in 1998 included $0.5 million for a computer-to-plate system which eliminates the need to produce film prior to printing and $0.5 million to upgrade the Company's information systems and infrastructure. Capital expenditures for fiscal 1999 are expected to be approximately $8-10 million, including approximately $0.6 million related to Year 2000 issues. Courier considers its equipment to be in good operating condition and adequate for its present needs.

                       ENCUMBRANCES AND RENTAL OBLIGATIONS

        For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements on page F-10 of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note E of Notes to Consolidated Financial Statements, which appears on page F-10 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

        In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the quarter ended September 26, 1998.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

        The information required by this Item is contained in the section captioned "Selected Quarterly Financial Data (Unaudited)" which appears on page F-15 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data.

        The information required by this Item is contained in the section captioned "Five-Year Financial Summary" appearing on page F-16 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required by this Item is contained in the section captioned "Management's Discussion and Analysis" appearing on pages F-17 through F-20 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

       The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A to the financial statements. The Company engages neither in speculative nor derivative trading activities. As of September 26, 1998, the Company had $5.3 million of debt outstanding with a variable interest rate (see Note D to the consolidated financial statements). A fluctuation in the underlying interest rate on this debt at its current balance would not have a material effect on the Company's financial results.

Item 8.  Financial Statements and Supplementary Data.

        The information required by this Item is contained on pages F-1 through F-14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

        Courier's executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III               46        Chairman, President and Chief
                                            Executive Officer

George Q. Nichols                 69        Corporate Senior Vice President
                                            and President of National
                                            Publishing Company

Robert P. Story, Jr.              47        Senior Vice President and
                                            Chief Financial Officer

Thomas G. Osenton                 45        Senior Vice President and
                                            Chief Marketing Officer

Peter M. Folger                   45        Vice President and
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

        Mr. Folger has been Controller since 1982 and became Vice President in November 1992.

        All other information called for by Item 10 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 21, 1999. Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

                                       and

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                                       and

Item 13.  Certain Relationships and Related Transactions.

        Information called for by Items 11, 12 and 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 21, 1999. Such information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Documents filed as part of this report

        1.      Financial statements                                                   Page(s)
                -       Report of Independent Accountants                             F-1
                -       Consolidated Balance Sheets as of September 26, 1998
                        and September 27, 1997                                        F-2 to F-3
                -       Consolidated Statements of Income for each of the three
                        years in the period ended September 26, 1998                  F-4
                -       Consolidated Statements of Cash Flows for each of the
                        three years in the period ended September 26, 1998            F-5
                -       Consolidated Statements of Changes in Stockholders' Equity
                        for each of the three years in the period ended
                        September 26, 1998                                            F-6
                -       Notes to Consolidated Financial Statements                    F-7 to F-14


        2.      Financial statement schedule

                -       Schedule II - Valuation and Qualifying Accounts               S-1


        3.      Exhibits





Exhibit No.             Description of Exhibit
----------              ----------------------
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

4 First Refusal Agreement, dated July 5, 1989, relating to stock owned by the Estate of Dorothy F. French (filed as Exhibit 3 to the Company's Current Report on Form 8-K, dated July 6, 1989, and incorporated herein by reference).

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

10C-3+*         Amendment, effective September 24, 1998, to the 1989 Deferred
                Income Stock Option Plan for Non-employee Directors.

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

10J-2+          Amendment, as of April 16, 1997, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10J-2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, and incorporated herein by reference).
 .
10K             Agreement, dated as of October 16, 1995, of Courier Corporation relating to employment of John Pugsley (filed as Exhibit 10K to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference).

10L-1           Revolving Credit Agreement, dated as of March 18, 1997, between
                Courier Corporation, State Street Bank and Trust Company and
                BankBoston, N.A., providing for a $20 million revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1997, and incorporated herein by reference).

10L-2           Amendment, dated July 22, 1997, to Note Agreement between
                Courier Corporation, State Street Bank and Trust Company and
                BankBoston, N.A., providing for a $30 million revolving credit facility (filed as Exhibit 10L-2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, and incorporated herein by reference).



10L-3           Amendment, dated February 27, 1998, to Note Agreement between
                Courier Corporation, State Street Bank and Trust Company and
                BankBoston, N.A., providing for a $30 million revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, and incorporated herein by reference).

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

10O-1+ Courier Corporation 1993 Stock Incentive Plan, as amended and restated, effective May 6, 1996 (filed as Exhibit 10O to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                September 28, 1996, and incorporated herein by reference).

10O-2+*         Amendment, effective September 24, 1998, to the Courier
                Corporation 1993 Stock Incentive Plan.

10P Stock Purchase Agreement by and among Courier Corporation and the stockholders of Book-mart Press, Inc., dated as of July 21, 1997 (filed as Exhibit 2.1 to the Company's Current Report on
                Form 8-K dated July 21, 1997, and incorporated herein by reference).

10Q+            Courier Corporation Deferred Compensation Program dated November
                6, 1997 with Messrs. Conway III, Nichols, Story and Osenton
                (filed as Exhibit 10 to the Company's Quarterly Report on Form
                10-Q for the period ended December 27, 1997, and incorporated herein by reference).




10R*            Master Lease Finance Agreement, dated as of September 23, 1998 between Courier Corporation and General Electric Capital Corporation.

21*             Schedule of Subsidiaries.

23*             Consent of Deloitte & Touche LLP, independent accountants.

27*             Financial Data Schedule.



* Exhibit is furnished herewith.
+ Designates a Company compensation plan or arrangement.




(c)     Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 3, 1998.

                   COURIER CORPORATION

                 By:      s/James F. Conway III
                       --------------------------
                       James F. Conway III
                          Chairman, President and
                          Chief Executive Officer

                 By:      s/Robert P. Story, Jr.
                       --------------------------
                       Robert P. Story, Jr.
                          Senior Vice President and
                          Chief Financial Officer

                 By:      s/Peter M. Folger
                       --------------------------
                       Peter M. Folger
                          Vice President and Chief
                          Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 3, 1998.

     s/James F. Conway III                             s/George Q. Nichols
--------------------------                         ----------------------------
James F. Conway III                                George Q. Nichols
  Chairman, President and                          Director
  Chief Executive Officer

     s/Kathleen Foley Curley                           s/Charles E. Otto
-------------------------                          ----------------------------
Kathleen Foley Curley                              Charles E. Otto
   Director                                        Director

     s/Richard K. Donahue                              s/Robert P. Story, Jr.
-------------------------                          ----------------------------
Richard K. Donahue                                 Robert P. Story, Jr.
  Director                                            Director

    s/Edward J. Hoff                                   s/W. Nicholas Thorndike
-------------------------                          ----------------------------
Edward J. Hoff                                     W. Nicholas Thorndike
   Director                                           Director

    s/Arnold S. Lerner
-------------------------
Arnold S. Lerner
   Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Courier Corporation:

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries ("the Company") as of September 26, 1998 and September 27, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 26, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 1998 and September 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Boston, Massachusetts
November 5, 1998

                              COURIER CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                    September 26, 1998  September 27, 1997
                                                                                    ------------------  ------------------
ASSETS
Current assets:
        Cash and cash equivalents (Note A)                                          $       722,000      $         27,000
        Accounts receivable, less allowance for uncollectible
                accounts of $1,078,000 in 1998 and $1,242,000 in 1997                    27,941,000            25,919,000
        Inventories (Note B)                                                             10,828,000             9,695,000
        Deferred income taxes (Note C)                                                    1,758,000             1,642,000
        Other current assets                                                                847,000               780,000
                                                                                       ------------          ------------
                        Total current assets                                             42,096,000            38,063,000
Property, plant and equipment (Notes A and D):
        Land                                                                              1,059,000             1,059,000
        Buildings and improvements                                                       18,803,000            18,521,000
        Favorable building lease                                                          2,816,000             2,816,000
        Machinery and equipment                                                          77,490,000            74,422,000
        Furniture and fixtures                                                            1,668,000             1,681,000
        Construction in progress                                                            523,000               841,000
                                                                                       ------------          ------------
                                                                                        102,359,000            99,340,000
        Less-Accumulated depreciation and amortization                                  (69,102,000)          (62,398,000)
                                                                                       ------------          ------------
                Net property, plant and equipment                                        33,257,000            36,942,000

Real estate held for sale or lease, net (Note J)                                            336,000             2,459,000
Goodwill and other intangibles, net (Notes A and I)                                      11,421,000            11,618,000
Other assets                                                                                520,000               561,000
                                                                                       ------------          ------------
                        Total assets                                                   $ 87,630,000          $ 89,643,000
                                                                                       ------------          ------------
                                                                                       ------------          ------------



The accompanying notes are an integral part of the consolidated financial statements.

                             COURIER CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                    September 26, 1998  September 27, 1997
                                                                                    --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
        Current maturities of long-term debt (Note D)                                  $    312,000          $    387,000
        Accounts payable                                                                  9,294,000             9,557,000
        Accrued payroll                                                                   4,319,000             3,644,000
        Accrued taxes                                                                     4,935,000             4,961,000
        Other current liabilities                                                         6,709,000             5,426,000
                                                                                       ------------          ------------
                Total current liabilities                                                25,569,000            23,975,000
Long-term debt (Note D)                                                                   6,781,000            18,593,000
Deferred income taxes (Note C)                                                            2,992,000             3,375,000
Other liabilities                                                                         2,498,000             1,952,000
                                                                                       ------------          ------------
                Total liabilities                                                        37,840,000            47,895,000
                                                                                       ------------          ------------
                                                                                       ------------          ------------
Commitments and contingencies (Note E)
Stockholders' equity (Notes A and F):
        Preferred stock, $1 par value-authorized 1,000,000 shares; none issued
        Common stock, $1 par value:
                Shares                        1998           1997
                ------                     ---------       ---------
                Authorized                 6,000,000       6,000,000
                Issued                     3,750,000       4,500,000
                Outstanding                3,172,000       2,007,000
                                                                                          3,750,000             4,500,000
        Additional paid-in capital                                                          384,000             9,277,000
        Retained earnings                                                                49,464,000            52,060,000
        Treasury stock, at cost: 578,000 shares in 1998 and 2,493,000 shares in 1997     (3,808,000)          (24,089,000)
                                                                                       ------------          ------------
                        Total stockholders' equity                                       49,790,000            41,748,000
                                                                                       ------------          ------------
                        Total liabilities and stockholders' equity                     $ 87,630,000          $ 89,643,000
                                                                                       ------------          ------------



The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME




                                                              For the Years Ended
                                          ------------------------------------------------------------
                                          September 26, 1998  September 27, 1997    September 28, 1996
                                          ------------------  ------------------    ------------------
Net sales                                    $ 151,591,000       $ 131,433,000        $ 125,232,000
Cost of sales                                  113,937,000         103,342,000          102,594,000
                                             -------------       -------------        -------------
        Gross profit                            37,654,000          28,091,000           22,638,000
Selling and administrative expenses             26,653,000          20,945,000           18,647,000
Interest expense                                 1,303,000             867,000              840,000
Other income (expense) (Note J)                  2,057,000            (275,000)            (267,000)
                                             -------------       -------------        -------------
        Income before taxes                     11,755,000           6,004,000            2,884,000
Provision for income taxes (Note C)              4,030,000           1,688,000              334,000
                                             -------------       -------------        -------------
Net income                                   $   7,725,000       $   4,316,000        $   2,550,000
                                             -------------       -------------        -------------
                                             -------------       -------------        -------------
Net income per share (Notes A and H):
        Basic                                $        2.49       $        1.44        $         .84
        Diluted                              $        2.37       $        1.41        $         .82
Cash dividends declared per share            $        .385       $         .32        $         .32



The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the Years Ended
                                                                ------------------------------------------------------------------
                                                                September 26, 1998      September 27, 1997      September 28, 1996
                                                                ------------------      ------------------      ------------------
Operating Activities:
        Net income                                              $       7,725,000       $       4,316,000       $       2,550,000
        Adjustments to reconcile net income to
                cash provided from operating activities:
                        Depreciation and amortization                   8,541,000               7,237,000               6,534,000
                        Deferred income taxes                            (499,000)               (812,000)               (303,000)
                        Change in accounts receivable                  (2,022,000)              1,671,000              (4,916,000)
                        Change in inventory                            (1,010,000)               (705,000)              1,271,000
                        Change in accounts payable                       (263,000)               (472,000)                726,000
                        Change in accrued taxes                           (26,000)                364,000                (119,000)
                        Change in other elements of working capital     1,891,000               1,431,000                (561,000)
                        Other, net                                     (1,695,000)              1,051,000                  75,000
                                                                 ----------------       -----------------       -----------------
Cash provided from operating activities                                12,642,000              14,081,000               5,257,000
                                                                 ----------------       -----------------       -----------------
Investment Activities:
        Business acquisitions (Note I)                                   (563,000)            (12,701,000)                      -
        Capital expenditures                                           (4,147,000)             (6,732,000)             (7,335,000)
        Proceeds from sale of assets (Note J)                           4,600,000                       -               1,792,000
                                                                 ----------------       -----------------       -----------------
Cash used for investment activities                                      (110,000)            (19,433,000)             (5,543,000)
                                                                 ----------------       -----------------       -----------------
Financing Activities:
        Scheduled long-term debt repayments                              (387,000)               (466,000)               (409,000)
        Other long-term borrowings (repayments)                       (11,500,000)              7,404,000                 282,000
        Cash dividends                                                 (1,205,000)               (969,000)               (970,000)
        Stock repurchase program                                                -                (882,000)                      -
        Proceeds from stock plans                                       1,255,000                 259,000                 269,000
                                                                 ----------------       -----------------       -----------------
Cash provided from (used for) financing activities                    (11,837,000)              5,346,000                (828,000)
                                                                 ----------------       -----------------       -----------------
Increase (decrease) in cash and cash equivalents                          695,000                  (6,000)             (1,114,000)
Cash at the beginning of the period                                        27,000                  33,000               1,147,000
                                                                 ----------------       -----------------       -----------------
Cash at the end of the period                                     $       722,000      $           27,000     $            33,000
                                                                 ----------------       -----------------       -----------------
                                                                 ----------------       -----------------       -----------------
Supplemental cash flow information:
        Interest paid                                             $     1,243,000      $          774,000     $           724,000
        Income taxes paid (net of receipts)                       $     4,498,000      $        2,060,000     $           739,000




The accompanying notes are an integral part of the consolidated financial statements.

                                     COURIER CORPORATION

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                        Common         Additional        Retained       Treasury    Stockholders'
                                                         Stock    Paid-in Capital        Earnings          Stock          Equity
                                                    ------------  ---------------   --------------  -------------   ------------
Balance, September 30, 1995                         $  4,500,000    $  8,884,000    $ 47,133,000    $(23,691,000)   $ 36,826,000
        Net income                                          --              --         2,550,000            --         2,550,000
        Cash dividends                                      --              --          (970,000)           --          (970,000)
        Shares issued under stock plans                     --           171,000            --           187,000         358,000
                                                    ------------  ---------------   --------------  -------------   ------------
Balance, September 28, 1996                            4,500,000       9,055,000      48,713,000     (23,504,000)     38,764,000
        Net income                                          --              --         4,316,000            --         4,316,000
        Cash dividends                                      --              --          (969,000)           --          (969,000)
        Stock repurchase program                            --              --              --          (882,000)       (882,000)
        Shares issued under stock plans                     --           125,000            --           194,000         319,000
        Shares issued in connection with
                business acquisition (Note I)               --            97,000            --           103,000         200,000
                                                    ------------  ---------------   --------------  -------------   ------------
Balance, September 27, 1997                            4,500,000       9,277,000      52,060,000     (24,089,000)     41,748,000
        Net income                                          --              --         7,725,000            --         7,725,000
        Cash dividends                                      --              --        (1,205,000)           --        (1,205,000)
        Shares issued under stock plans                     --           734,000            --           788,000       1,522,000
        Convert treasury shares (Note A)              (2,000,000)     (9,627,000)     (7,866,000)     19,493,000            --
        Stock dividend (Note A)                        1,250,000            --        (1,250,000)           --              --
                                                    ------------  ---------------   --------------  -------------   ------------
Balance, September 26, 1998                        $   3,750,000   $     384,000   $  49,464,000    $ (3,808,000)   $ 49,790,000
                                                    ------------  ---------------   --------------  -------------   ------------
                                                    ------------  ---------------   --------------  -------------   ------------





The accompanying notes are an integral part of the consolidated financial statements

                              COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Courier Corporation ("Courier" or the "Company") helps organizations manage the process of creating and distributing intellectual properties. Courier's book manufacturing business offers services from preparation, production, media replication, kitting and packaging through storage, and distribution. Products include Bibles, reference texts, books, software kits and technical documentation. Courier also operates businesses which respond to the need for greater choice in education, providing Internet-based solutions for custom coursepacks, as well as direct marketing of educational materials to families engaged in educating children at home.

Principles of Consolidation: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions. Such financial statements have been prepared in conformity with generally accepted accounting principles which require the use of certain estimates and assumptions.

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations. The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At September 26, 1998 and September 27, 1997, the fair value of the Company's financial instruments approximated their carrying values.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Capitalized interest was approximately $34,000 in fiscal 1997 and $15,000 in fiscal 1996. No interest was capitalized in fiscal 1998. The Company provides for depreciation of plant and equipment on a straight-line basis over periods ranging from 3 to 11 years, except for depreciation on buildings and improvements which is based on estimated useful lives ranging from 10 to 40 years.

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

Goodwill: Goodwill arising from recent business acquisitions, which are discussed more fully in Note I, is being amortized using the straight-line method over periods ranging from 5 to 20 years. Amortization expense was $597,000 and $97,000 for fiscal 1998 and fiscal 1997, respectively. The Company continues to carry goodwill of approximately $1.2 million arising from the purchase of a company prior to October 31, 1970; such amount is not being amortized because management believes that the value has not diminished.

Income Taxes: The provision for income taxes is determined as required by SFAS No. 109, "Accounting for Income Taxes", issued by the Financial Accounting Standards Board (FASB). Under SFAS No. 109, deferred income taxes are recorded based upon the differences between the financial statement and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which these differences are expected to reverse.

Revenue Recognition: Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership interest.

                              COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates: The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results may differ from these estimates.

Net Income per Share: Basic net income per share is based on the weighted average number of common shares outstanding each period. Diluted net income per share also includes potentially dilutive items such as options (see Note H).

Stock Split: On April 16, 1998, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend which was distributed on June 1, 1998 to stockholders of record on May 15, 1998. Per share amounts for each period presented in the accompanying financial statements have been restated to give effect to the stock split. In addition, related to this stock split, the Company converted 2,000,000 shares of treasury stock to authorized but unissued shares.

New Accounting Pronouncements: The FASB recently issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These new standards will be effective in the Company's fiscal year ending September 25, 1999, with the exception of SFAS No. 133 which will be effective in the Company's fiscal year ending September 30, 2000. The Company does not expect that the implementation of these new standards will be material to the consolidated financial statements.

B. INVENTORIES

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for most inventories. Inventories as of September 26, 1998 and September 27, 1997 consisted of the following:

                            1998            1997
                         -----------   ------------
Raw materials            $ 3,171,000   $ 3,912,000
Work in process            4,903,000     4,108,000
Finished goods             2,754,000     1,675,000
                         -----------   ------------
Total                    $10,828,000   $ 9,695,000
                         -----------   ------------
                         -----------   ------------




On a first-in, first-out (FIFO) basis, reported year-end inventories would have increased by $5.3 million in fiscal 1998 and $5.7 million in fiscal 1997.

C. INCOME TAXES

The statutory federal tax rate is 34%. The total provision differs from that computed using the statutory federal income tax rate for the following reasons:


                                                             1998            1997           1996
                                                        -----------    -----------    -----------
Federal income taxes at statutory rate                  $ 3,997,000    $ 2,041,000    $   980,000
State income taxes, net of federal income tax benefit       428,000        189,000        143,000
Export related income                                      (310,000)      (288,000)      (279,000)
Donation of real estate                                        --         (300,000)      (500,000)
Other                                                       (85,000)        46,000        (10,000)
                                                        -----------    -----------    -----------
Total                                                   $ 4,030,000    $ 1,688,000    $   334,000
                                                        -----------    -----------    -----------

                              COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consisted of the following:


                          1998           1997           1996
                     -----------    -----------    -----------
Currently payable:
Federal              $ 3,697,000    $ 2,040,000    $   343,000
State                    832,000        460,000        294,000
                     -----------    -----------    -----------
                       4,529,000      2,500,000        637,000
                     -----------    -----------    -----------
Deferred:
Federal                 (315,000)      (638,000)      (225,000)
State                   (184,000)      (174,000)       (78,000)
                     -----------    -----------    -----------
                        (499,000)      (812,000)      (303,000)
                     -----------    -----------    -----------
Total                $ 4,030,000    $ 1,688,000    $   334,000
                     -----------    -----------    -----------
                     -----------    -----------    -----------


The deferred income tax net benefit arose from the following temporary differences:


                                           1998         1997         1996
                                        ---------    ----------   ---------
Accelerated depreciation                $(549,000)   $(648,000)   $ 605,000
Non-deductible accruals and reserves     (144,000)    (238,000)    (363,000)
Retirement plan contributions             (77,000)      51,000      (69,000)
Charitable contributions carryforward     379,000       47,000     (500,000)
Other                                    (108,000)     (24,000)      24,000
                                        ---------    ----------   ---------
Total                                   $(499,000)   $(812,000)   $(303,000)
                                        ---------    ----------   ---------
                                        ---------    ----------   ---------


The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of September 26, 1998 and September 27, 1997:


                                                              1998         1997
                                                          ----------   ----------
Deferred tax assets:
        Vacation accrual not currently deductible         $  444,000   $  433,000
        Other accruals not currently deductible              375,000      436,000
        Non-deductible reserves                              881,000      686,000
        Other                                                 58,000       87,000
                                                          ----------   ----------
        Classified as current                              1,758,000    1,642,000
Deferred compensation arrangements                         1,058,000      915,000
Charitable contributions carryforward                         74,000      453,000
Other                                                         75,000        5,000
                                                          ----------   ----------
        Total deferred tax assets                         $2,965,000   $3,015,000
                                                          ----------   ----------
                                                          ----------   ----------
Deferred tax liabilities:
        Accelerated depreciation                          $4,199,000   $4,748,000
                                                          -----------------------


Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

                             COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. LONG-TERM DEBT

Long-term debt of the Company and its consolidated subsidiaries consisted of the following:


                                                                                       1998          1997
                                                                                  -----------   -----------
Obligation under revolving bank credit facility at 6.2% as of
        September 26, 1998                                                        $ 5,250,000   $16,750,000
Obligation under industrial development bond arrangement
        at 3%, payable in monthly installments through May 2011                     1,041,000     1,108,000
9.5% secured promissory note, payable in monthly installments
        through October 2001                                                          802,000     1,022,000
Other                                                                                    --         100,000
                                                                                  -----------   -----------
                                                                                    7,093,000    18,980,000
Less: Current maturities                                                              312,000       387,000
                                                                                  -----------   -----------
Total                                                                             $ 6,781,000   $18,593,000
                                                                                  -----------   -----------
                                                                                  -----------   -----------


Scheduled aggregate principal payments of long-term debt are $312,000 in fiscal 1999, $5,588,000 in fiscal 2000, $366,000 in fiscal 2001, $76,000 in fiscal
2002, $78,000 in fiscal 2003 and $673,000 thereafter.

In March 1997, the Company replaced its $11 million long-term revolving credit facility with BankBoston, N.A. and $10 million informal bank credit line with State Street Bank and Trust Company with a $20 million long-term revolving credit facility involving both banks. In July 1997, this facility was extended from $20 million to $30 million in contemplation of the acquisition of Book-mart Press, Inc. (see Note I). Under this credit facility, the Company can borrow at either LIBOR plus 3/4% or the bank's money market rates. The revolving credit facility matures in February 2000 and borrowings of $5,250,000 at September 26, 1998 are included in scheduled aggregate principal payments due in 2000; the maturity date is expected to be extended in 1999. The Company has not had any short-term borrowings during the three fiscal years ended September 26, 1998.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the incurring of additional indebtedness and a quarterly test of cash flow to debt service. It also provides for a commitment fee of 1/4% per annum on the unused portion. The industrial bond arrangement and the 9.5% promissory note provide for a lien on the assets acquired with the proceeds.

E. COMMITMENTS AND CONTINGENCIES

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged against income under such leases approximated $2,872,000 in fiscal 1998, $2,365,000 in fiscal 1997 and $2,370,000 in fiscal 1996. As of September 26, 1998, minimum annual rental commitments under the Company's long-term operating leases are approximately $3,064,000 in fiscal 1999, $2,680,000 in fiscal 2000, $2,390,000 in fiscal 2001, $1,964,000 in fiscal 2002, $1,664,000 in fiscal 2003 and
$4,580,000 in the aggregate thereafter.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

F. STOCK ARRANGEMENTS

Stock Option/Incentive Plans: In January 1993, stockholders approved the Courier Corporation 1993 Stock Incentive Plan to replace the expiring 1983 Stock Option Plan. The 1993 Stock Incentive Plan was amended and restated, with stockholder approval, in January 1996. The amendment provided for, among other things, an increase in the number of shares available for granting of stock options and stock grants under the plan by 150,000 shares to a total of 345,000 shares. Under the provisions of each plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees. The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.

                              COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors' Option Plan: A 1989 plan, as amended in November
1993, allows members of the Company's Board of Directors to make an election to apply either 50% or 100% of their annual retainer fee, including the committee chair retainer, toward the annual grant of a stock option to be offered at a price per share $5 below the fair market value of the Company's common stock at the time the option is granted. Retainer fees for fiscal 1998 amounted to $14,000 per director; in addition, the two committee chair fees amounted to a total of $15,000 for fiscal 1998. The plan, as approved by stockholders, provides that 150,000 shares be reserved for the granting of options.

The following is a summary of all option activity for these plans:

                               Stock Option/Incentive Plans    Directors' Option Plan
                               ------------------------------------------------------
                                                  Average                   Average
                                                 Exercise                  Exercise
                                     Shares         Price       Shares        Price
                                     -------     --------      --------   ---------
Outstanding at September 30, 1995    350,520     $  9.65        18,600    $    7.26
        Issued during period          44,288       10.91        20,100        10.34
        Exercised during period      (19,673)       8.61        (3,600)        8.07
        Canceled during period       (12,357)      10.11            --           --
                                     -------     --------      --------   ---------
Outstanding at September 28, 1996    362,778     $  9.85        35,100    $    8.77
        Issued during period          31,538       14.50        21,000         7.46
        Exercised during period       (5,250)       6.38       (13,200)        7.40
        Canceled during period        (2,250)      12.89            --           --
        Expired during period        (15,450)      13.25            --           --
                                     -------     --------      --------   ---------
Outstanding at September 27, 1997    371,366     $ 10.13        42,900    $    8.69
        Issued during period          35,300       21.46        24,000        11.29
        Exercised during period     (137,510)       8.69       (22,500)        9.43
        Canceled during period        (3,599)      10.11            --           --
                                     -------     --------      --------   ---------
Outstanding at September 26, 1998    265,557     $ 12.39        44,400    $    9.72
                                     -------     --------      --------   ---------
                                     -------     --------      --------   ---------
Exercisable at September 26, 1998    187,584     $ 10.51        44,400    $    9.72
Available for future grants           64,537          --        28,500           --



The following table presents information with regard to all stock options outstanding at September 26, 1998:

                                                                                                                Directors'
                                                                    Stock Option/Incentive Plans              Option Plan
                                                             --------------------------------------------------------------
                                                                        $    8.83-   $  14.17-   $  22.83-   $        7.42-
Range of Exercise Prices                                     $   4.67   $   13.17    $  20.75    $  27.25    $       15.17
------------------------                                     --------   ---------    --------    --------    ---  ---------
Options outstanding                                            14,250     176,970      65,487       8,850           44,400
Weighted average exercise price of options outstanding       $   4.67   $   10.63    $  17.30    $  23.58    $        9.72
Weighted average remaining life                             2.6 years   2.7 years   6.0 years   5.3 years        3.0 years
Options exercisable                                            14,250     157,821      15,513          --           44,400
Weighted average exercise price of options exercisable       $   4.67   $   10.57    $  15.28          --    $        9.72



Stock Grant Plan: The Company established a stock grant plan in 1977 entitling key employees to receive shares of common stock of the Company. Shares granted are either fully vested or vest over periods up to 5 years. The maximum number of shares of common stock which may be awarded under the stock grant plan is 198,750 shares and no more than 33,750 shares may be awarded in any one fiscal year. The number of shares granted under the plan were 2,000 in fiscal 1998, 3,000 in fiscal 1997 and 6,000 in fiscal 1996. The related compensation expense, based on the amortization over the vesting period of the fair market value of the shares on the date granted, was $52,000 in fiscal 1998, $22,000 in fiscal 1997 and $31,000 in fiscal 1996. As of September 26, 1998, there were 4,928 shares available for future grants under the plan.

                             COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan: Under the Company's Employee Stock Purchase Plan ("ESPP") adopted in fiscal 1988, eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the beginning or end of the grant period. During fiscal 1998, 8,077 shares were issued under the plan. At September 26, 1998, 92,712 shares had been issued under the plan since inception at an average price of $8.40 per share, with an additional 42,288 shares reserved for future issuances.

Stock Repurchase Program: In November 1996, the Company announced a program to repurchase up to $3 million of its common stock because the Company believed the stock was attractively priced. When the program ended in October 1997, the Company had acquired 81,273 shares of common stock at an average cost of $10.85 per share. These shares were included in treasury stock which the Company has historically used for stock options and grants; the Company intends to continue to use treasury stock for such purposes.

Stockholders' Rights Plan: In October 1988, the Board of Directors adopted a ten-year stockholders' rights plan. Under the plan, the Company's stockholders of record at November 4, 1988 received rights to purchase one one-hundredth of a share of preferred stock for each share of common stock held on that date. The rights are not exercisable, or transferable apart from the common stock, until certain events occur.

Pro forma Disclosures: The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Had compensation cost for stock options granted after 1995 and for grants under the ESPP during fiscal 1998 been determined under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been $7,524,000, or $2.31 per diluted share, for fiscal 1998; $4,250,000, or $1.39 per diluted share, for fiscal 1997; and $2,519,000, or $.81 per diluted share, for fiscal 1996. The pro forma effect on net income and net income per share for fiscal 1998, fiscal 1997 and fiscal 1996 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to options granted prior to fiscal 1996 or ESPP grants prior to fiscal 1998.

For purposes of pro forma disclosures, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. The following key assumptions were used to value grants issued:


                                      1998       1997      1996
                                   ---------   --------   -------
Risk-free interest rate                 4.9%       6.2%      6.3%
Expected volatility                      35%        34%       24%
Expected dividend yields                2.0%       2.3%      3.4%
Estimated life for grants under:
 1993 Stock Incentive Plan          7 years     7 years   7 years
 Directors' Option Plan             5 years     5 years   5 years
 Employee Stock Purchase Plan      6 months
                                   ---------   --------   -------
                                   ---------   --------   -------



Following is a summary of the weighted average fair value per share of options granted during 1998, 1997 and 1996:

                                             1993 Stock Incentive Plan       Directors' Option Plan
                                             ------------------------------------------------------
On grant date:                                  1998    1997    1996          1998   1997     1996
                                             --------   -----   -----       -------  -----  -------
Exercise price was equal to stock price         $7.74   $5.29   $2.87            -       -       -
Exercise price was in excess of stock price     $5.98   $4.16   $1.84            -       -       -
Exercise price was less than stock price            -       -       -        $5.79   $3.73   $4.49
                                             --------   -----   -----       -------  -----  -------

                             COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. RETIREMENT PLANS

The Company and its consolidated subsidiaries maintain various retirement plans covering substantially all of its employees. Pension costs of multi-employer union plans consist of defined contributions determined in accordance with the respective collective bargaining agreements. Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan ("ESOP"). Retirement costs for the Company's principal plans amounted to $1,934,000 in fiscal 1998, $1,466,000 in fiscal 1997 and $1,063,000 in fiscal 1996.

The Profit Sharing and Savings Plan is qualified under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 16% of their compensation, with the Company matching 25% of the first 6% of employee contributions. The Company also makes contributions to the plan annually based on profits each year for the benefit of all eligible non-union employees.

Shares of Company common stock may be allocated to participants' ESOP accounts annually based on their compensation as defined in the plan. During fiscal 1998, no such shares were allocated to eligible participants. At September 26, 1998, the ESOP held 188,847 shares on behalf of the participants.

H. NET INCOME PER SHARE

During the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share". Prior period net income per share has been restated to reflect current presentation. Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option and stock grant plans. Shares and per share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a dividend distributed on June 1, 1998 (see Note A).


                                           1998         1997         1996
                                        ------------------------------------
Average shares outstanding for basic    3,100,000    3,007,000    3,031,000
Effect of potentially dilutive shares     154,000       60,000       75,000
                                        ---------    ---------    ----------
Average shares outstanding for diluted  3,254,000    3,067,000    3,106,000
                                        ---------    ---------    ----------
                                        ---------    ---------    ----------


I. BUSINESS ACQUISITIONS

On July 21, 1997, the Company acquired all of the outstanding capital stock of Book-mart Press, Inc. ("Book-mart"), a North Bergen, New Jersey book manufacturer specializing in short to medium runs of softcover and hardcover books. The Company paid approximately $12.7 million in cash to the former stockholders of Book-mart for their shares of capital stock. At the time of the closing, Book-mart had approximately $2.3 million of outstanding bank indebtedness which was subsequently paid in full. In connection with the acquisition, 16,667 shares of Courier common stock (based upon a valuation of $12 per share) were issued to two key executives of Book-mart for non-compete agreements.

In addition, one of such executives was issued 25,000 shares (subject to a four-year vesting schedule) in connection with an employment agreement. The acquisition was accounted for as a purchase and, accordingly, Book-mart's results of operations have been included in the consolidated financial statements from July 21, 1997 forward. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $10 million, which has been accounted for as goodwill and is being amortized on a straight-line basis over twenty years. Book-mart leases its office and plant facility from a corporation owned by two of the former stockholders of Book-mart, one of whom remains as a key executive of Book-mart. The lease agreement requires annual payments of approximately $216,000 and expires five years from the date of acquisition.

On September 30, 1997, the Company purchased The Home School Books & Supplies ("The Home School"), based in Arlington, Washington. The Home School is a direct marketer of educational materials to families engaged in educating children at home. The purchase price was approximately $0.5 million.

                             COURIER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J. OTHER INCOME (EXPENSE)

Other income (expense) as reported in the accompanying income statements consisted of the following:


                                                      1998              1997           1996
                                                --------------    ---------------  ---------------
Net rental income                               $       14,000    $       31,000   $       99,000
Gain (loss) on sale/donation of real estate          2,043,000          (306,000)        (366,000)
                                                --------------    ---------------  ---------------
Total                                           $    2,057,000    $     (275,000)  $     (267,000)
                                                --------------    ---------------  ---------------
                                                --------------    ---------------  ---------------


In June 1998, the Company completed the sale of a former industrial facility in Philadelphia which had been vacant. During fiscal 1997, the Company had consolidated its operations in Philadelphia from this older, multistory facility to a recently expanded, more efficient manufacturing facility also in Philadelphia. The selling price of the property was $4.6 million, resulting in a pretax gain of approximately $2.0 million. The after-tax gain of approximately $1.1 million, or $.34 per diluted share, generated approximately $3.2 million of cash after taxes.

In September 1996, the Company relocated its corporate headquarters into an existing facility in North Chelmsford, Massachusetts. In August 1997, the Company finalized the donation of its former corporate headquarters in Lowell, Massachusetts. The donation had no impact on 1997 earnings as a pretax loss of approximately $300,000 was offset by a comparable tax benefit.

In March 1996, the Company completed the sale and donation of its former telephone directory manufacturing facility which had been vacant. Sales proceeds of $1.8 million for approximately half the facility resulted in a pretax loss of $366,000. Tax benefits from the donation of the remainder of the facility resulted in an after-tax gain on the overall transaction of approximately $250,000, or $.08 per diluted share.

The Company's Raymond, New Hampshire facility, which had been leased through June 1996, is now vacant pending sale or lease and is included in the September 26, 1998 balance sheet as "Real estate held for sale or lease, net." Management does not believe that there is any material impairment of this or any other asset of the Company as measured in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

K. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company is engaged principally in one industry, the manufacture and distribution of printed products. Customers, which consist primarily of publishers, are granted credit on an unsecured basis.

Export sales as a percentage of consolidated sales were approximately 17% in fiscal 1998, 18% in fiscal 1997 and 17% in fiscal 1996. Sales to the Company's largest customer amounted to approximately 26% of consolidated sales in fiscal 1998, 28% in fiscal 1997 and 27% in fiscal 1996. In addition, sales to another customer amounted to 12% of consolidated sales in fiscal 1998 and 11% in fiscal 1997. No other customer accounted for more than 10% of consolidated sales.

                               COURIER CORPORATION

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


Fiscal 1998 (Dollars in thousands except per share amounts)       First       Second      Third     Fourth
                                                                -------      --------   --------   --------
Operating Results:
Net sales                                                       $35,306      $39,136    $36,903    $40,246
Gross profit                                                      8,789        9,227      9,308     10,330
Net income                                                        1,210        1,358      2,572      2,585
Net income per diluted share                                        .38          .42        .79        .78
Dividends declared per share                                       .093         .093       .093       .105
Stock Price:
  Highest bid                                                    20 3/8       19 3/8         30         29
  Lowest bid                                                     13 7/8       17 3/8     17 3/4     20 3/4
                                                                -------      --------   --------   --------
                                                                -------      --------   --------   --------




Fiscal 1997 (Dollars in thousands except per share amounts)       First       Second     Third      Fourth
                                                                -------      --------   --------   --------
Operating Results:
Net sales                                                       $30,539      $32,011    $32,721    $36,162
Gross profit                                                      6,321        6,769      6,509      8,492
Net income                                                          929          828        815      1,744
Net income per diluted share                                        .30          .27        .27        .57
Dividends declared per share                                        .08          .08        .08        .08
Stock Price:
  Highest bid                                                    10 1/2       11 5/8     12 1/4     14 1/2
  Lowest bid                                                      8 7/8        9 5/8     11 3/8     11 1/2
                                                                -------      --------   --------   --------
                                                                -------      --------   --------   --------



Common shares of the Company are traded over-the-counter on the Nasdaq National Market - symbol "CRRC".
There were approximately 680 stockholders of record as of September 26, 1998.

                              COURIER CORPORATION

                          FIVE-YEAR FINANCIAL SUMMARY


(Dollar amounts in millions except per share data)         1998     1997       1996    1995*     1994**
                                                        -------   -------   -------   -------   -------
Net sales                                               $ 151.6   $ 131.4   $ 125.2   $ 120.7   $ 122.7
Gross profit                                               37.7      28.1      22.6      26.3      24.8
Net income                                                  7.7       4.3       2.6       5.2       3.7
Net income per diluted share                               2.37      1.41       .82      1.73      1.28
Dividends per share                                        .385       .32       .32      .267      .133
Working capital                                            16.5      14.1      13.7      11.0      10.8
LIFO reserve                                                5.3       5.7       6.0       5.9       5.1
Current ratio (FIFO basis)                                  1.9       1.8       1.9       1.8       1.7
Total assets                                               87.6      89.6      74.8      73.0      64.4
Long-term debt                                              6.8      18.6       9.3       9.5       5.8
Long-term debt as a percentage of capitalization           12.0%     30.8%     19.3%     20.5%     15.6%
Depreciation and amortization                               8.5       7.2       6.5       6.0       5.8
Capital expenditures                                        4.1       6.7       7.3      15.0       2.2
Stockholders' equity                                       49.8      41.7      38.8      36.8      31.6
Return on stockholders' equity                             15.5%     10.3%      6.6%     14.2%     16.6%
Stockholders' equity per share                            15.70     13.87     12.74     12.23     10.75
Shares outstanding (000's omitted)                        3,172     3,011     3,044     3,011     2,936
Number of employees                                       1,254     1,202     1,050     1,103     1,093
                                                        -------   -------   -------   -------   -------
                                                        -------   -------   -------   -------   -------




Net income per share is based on weighted average shares outstanding; stockholders' equity per share is based on shares outstanding at year end. Shares outstanding and per share amounts have been retroactively adjusted to reflect a three-for-two stock split effected on June 1, 1998 (see Notes A and H).

*Fiscal 1995 included 53 weeks.

**Fiscal 1994 net income and net income per diluted share above are before the cumulative effect of an accounting change related to the adoption of SFAS No. 109, "Accounting for Income Taxes." After the cumulative effect of the accounting change, net income was $5.2 million, or $1.81 per diluted share.

                              COURIER CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Sales in fiscal 1998 increased 15% to $151.6 million compared to $131.4 million in fiscal 1997. Strong sales to educational and religious publishers continued to provide much of the growth, while sales to software customers continued to drop, reflecting a reduction in the use of printed instruction manuals. The acquisition in July 1997 of Book-mart Press, Inc. ("Book-mart"), a short-run book manufacturer, accounted for approximately half of the 1998 sales increase. Sales from the Company's two newer businesses, The Home School and Copyright Management Services ("CMS"), which address the growing demand for choice in education, added $2 million in incremental revenues in 1998. The Home School, which was acquired on September 30, 1997, is a direct marketer of books and other educational products for supplementing or replacing traditional education with home-based learning. CMS provides customized coursepacks and copyright clearance services primarily to colleges and universities. Sales in fiscal 1997 increased 5% to $131.4 million compared to $125.2 million in fiscal 1996, despite a drop in paper prices and highly competitive market conditions. Growth came primarily from educational and religious markets while sales to software customers continued to fall sharply as printed manuals are replaced by CD-ROM and on-line services. In July 1997, the Company acquired Book-mart which added sales from the date of acquisition of approximately $2 million to 1997 sales.

Gross profits increased by $9.6 million or 34% and, as a percentage of sales, increased to 24.8% from 21.4% in 1997. The improvement in gross profits resulted from increased sales volume and an improved mix of sales combined with productivity gains and cost savings. Gross profits in 1997 increased by $5.5 million or 24% and, as a percentage of sales, increased to 21.4% from 18.1% in 1996. The improvement reflects the benefits of increased sales volume, lower costs primarily from consolidation of two facilities in 1997 and from the streamlining of software documentation operations, and gains in productivity resulting from investments in new equipment and processes. Inflation has not had a significant impact on the Company's gross profits, nor on its overall operations, during the past three years.

Selling and administrative expenses increased to $26.7 million in 1998 from $20.9 million in 1997 and, as a percentage of sales, were 17.6% in 1998 compared to 15.9% in 1997. The increase as a percentage of sales resulted from increased expenses of approximately $1 million for improvements to the Company's information systems and infrastructure, including expenses related to "Year 2000" remediation efforts, incremental selling and marketing expenses of approximately $1 million associated with the Company's newer businesses, The Home School and CMS, goodwill amortization of approximately $0.5 million related to the acquisition of Book-mart, and other expenses that relate directly to the increase in profitability. Selling and administrative expenses in 1997 increased by approximately $2.3 million over 1996. As a percentage of sales, selling and administrative expenses increased to 15.9% in 1997 from 14.9% in 1996. The increase resulted from the acquisition of Book-mart, expansion of CMS and expenses that relate directly to the increase in profitability.

Interest expense was $1.3 million in 1998 compared to $0.9 million in 1997, reflecting increased average borrowings of approximately $6 million. Increased borrowings of approximately $16 million to finance the acquisitions of Book-mart and The Home School were offset by cash generated from operations which reduced borrowings by approximately $12 million during 1998. Interest expense for fiscal 1997 was $27,000 higher than fiscal 1996. Interest on debt of approximately $15 million related to the July 21, 1997 acquisition of Book-mart was approximately $175,000. Offsetting this was a drop in interest expense from a reduction in average (non-acquisition) borrowings of approximately $2.2 million.

Other income (expense) in 1998 includes a gain from the sale of a former industrial facility in Philadelphia which had been vacant. During fiscal 1997, the Company had completed the consolidation of its operations in Philadelphia from this older facility to a recently expanded, more efficient manufacturing facility also in Philadelphia. The selling price of the facility was $4.6 million, resulting in a pretax gain of approximately $2.0 million and an after-tax gain of approximately $1.1 million, or $.34 per diluted share. In 1997, other income (expense) included a pretax loss of approximately $300,000 from the Company's donation of its former corporate headquarters. The donation had no impact on 1997 net income as the pretax loss was offset by a comparable tax benefit. In 1996, other income (expense) included a pretax loss from the Company's sale and donation of its former telephone directory manufacturing facility.

                              COURIER CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The sale of approximately half of the facility resulted in a pretax loss of $366,000. Tax benefits of approximately $500,000 from the donation of the remainder of the facility resulted in an after-tax gain on the overall transaction of approximately $250,000.

The Company's effective tax rate for 1998 was 34% compared to 33% for 1997, exclusive of the $300,000 tax benefit related to the donation of property in 1997. The 1998 tax rate was higher than 1997 primarily due to nondeductible goodwill related to the acquisition of Book-mart. The Company's effective tax rate for 1997 was 33% compared to 29% for 1996, exclusive of the tax benefits derived from property donations in both 1997 and 1996. The 1996 tax rate was lower than 1997 primarily due to benefits from export related income in 1996.

Net income was $7.7 million or $2.37 per diluted share in 1998, up 79% from $4.3 million or $1.41 per diluted share in 1997. The increase in net income in 1998 was from a $1.1 million gain on the sale of Philadelphia real estate and from a significant increase in sales and gross profits. Net income was $4.3 million or $1.41 per diluted share for fiscal 1997, up 69% from $2.6 million or $.82 per diluted share in fiscal 1996. The improvement in gross profit margins was the primary factor contributing to the increase in earnings.

Weighted average shares outstanding increased approximately 187,000 shares in 1998. The increase was due to shares exercised under the Company's stock option plans, shares issued as compensation for noncompetition agreements pursuant to a business acquisition, and the impact of potentially dilutive shares which increased primarily due to the increase in the price per share of the Company's stock. Weighted average shares outstanding decreased approximately 39,000 shares from 1996 to 1997. The Company repurchased approximately 81,000 shares of its common stock in 1997 and common stock equivalents decreased by approximately 14,000 shares.

On April 16, 1998, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend which was distributed on June 1, 1998 to stockholders of record on May 15, 1998. Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These new standards will be effective in the Company's fiscal year ending September 25, 1999, with the exception of SFAS No. 133 which will be effective in the Company's fiscal year ending September 30, 2000. The Company does not expect that the implementation of these new standards will be material to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1998, operations provided approximately $12.6 million in cash. Net income for the year was $7.7 million and depreciation and amortization were $8.5 million. Working capital utilized approximately $1.4 million of cash, primarily from an increase in accounts receivable.

Investment activities in 1998 used approximately $100,000 in cash. The acquisition of The Home School on September 30, 1997 used $0.6 million of cash. Proceeds from the sale of the Philadelphia real estate were $4.6 million, resulting in an after-tax gain of approximately $1.1 million. The sale generated $3.2 million of cash after taxes. Capital expenditures were $4.1 million, including $0.5 million for a computer-to-plate system which eliminates the need to produce film prior to printing and $0.5 million to upgrade the Company's information systems and infrastructure. The balance of 1998 capital expenditures were for improvements to increase productivity, lower costs and improve quality. A web press installed late in fiscal 1998 was financed under a $4.5 million operating lease. Fiscal 1999 capital expenditures are expected to be approximately $8-10 million, including $0.6 million related to Year 2000 issues. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, continues to be vacant pending sale or lease.

                              COURIER CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Financing activities used approximately $11.8 million of cash to reduce long-term debt. Dividend payments were $1.2 million and proceeds from the Company's stock plans were $1.3 million, primarily from the exercise of stock options. At September 26, 1998, the Company utilized $5.3 million of its borrowing capacity available under a $30 million long-term revolving credit facility, which expires in February 2000. The Company intends to extend the maturity of this revolving credit facility in 1999.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A to the financial statements. The Company engages neither in speculative nor derivative trading activities.

The Company expects that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 1999.

YEAR 2000 ISSUE

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Historically, many computer programs were written using two digits rather than four to specify the year. Such software may recognize the year 2000 as "00" which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Company recognizes the need to ensure that its operations will not be adversely impacted by a Year 2000 software failure. Incomplete or untimely resolution of the Y2K issue by the Company, key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The Company established a Year 2000 Management Task Force to address the Y2K issue. This Task Force is coordinating efforts to identify, assess and implement changes to information technology ("IT") systems and operational systems such as presses and binders, telecommunications equipment, building security and environmental controls, and is evaluating the Y2K readiness of key suppliers, customers and other parties.

Operational systems have been inventoried and assessment of Y2K compliance is approximately 60% complete. No instances of non-compliance have been found to date, indicating a low overall risk of non-compliance. Assessment, remediation and testing is expected to be completed for operational systems by March 31, 1999.

The Company has substantially completed inventories and assessments of its IT systems in use at each of its locations. Many of the IT systems are not compliant. The Company is in the process of replacing or upgrading these systems with enterprise-wide systems across all of the Company's operations, utilizing a common IT infrastructure which collectively is designed to give the Company the benefit of new technology with enhanced functionality and resultant improvements in service and productivity. The replacement of non-compliant systems at the Company's largest, most complex operation was completed on schedule in October 1998. Progress on upgrading all remaining operations is in process. The Company anticipates the implementation and testing of these IT systems will be completed at all of the Company's operations before the end of fiscal 1999.

The Company is actively assessing the Y2K readiness of third parties (including suppliers, financial institutions and customers) with which it has a material relationship to identify potentially non-compliant parties. The Company has performed site visits and is actively working with the key suppliers of raw materials, such as paper mills and film and plate manufacturers. The Company believes that its most reasonably likely, worst-case Y2K scenario may involve non-compliant third parties, including suppliers of energy. The Company is assessing the degree of exposure and risk of non-compliance by such third parties which could include possible consequences such as temporary plant disruptions, delays in the receipt of key materials, delays in receiving orders, delivering finished products, or receiving payments. The Company will be developing contingency plans specific to these risks during 1999 as it works with its key suppliers, customers and other parties. The Year 2000 Task Force will be continually monitoring the Y2K risks and related contingency plans throughout 1999.

                              COURIER CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company estimates the cost of achieving Y2K compliance to be approximately $2 million of which approximately half will be capital expenditures, primarily for new IT systems. Costs incurred through September 26, 1998 directly related to Y2K remediation were approximately $0.8 million, of which approximately $0.4 million was expensed. The remainder of the Y2K costs are expected to be incurred in fiscal 1999. The Y2K costs are expected to be funded through operating cash flows and available credit facilities.

FORWARD-LOOKING INFORMATION

Statements that describe future expectations, plans or strategies are considered forward-looking. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, changes in raw material costs and availability, seasonal changes in customer orders, pricing actions by competitors, consolidation among customers, success in the integration of acquired businesses, Year 2000 glitches, and general changes in economic conditions. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

                               COURIER CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                                                 ADDITIONS
                                                 BALANCE AT      CHARGED TO                                    BALANCE
                                                  BEGINNING      COSTS AND                      OTHER           AT END
                                                  OF PERIOD       EXPENSES     DEDUCTIONS     CHANGES (1)      OF PERIOD
Fiscal year ended September 26, 1998
       Allowance for uncollectible accounts      $1,242,000      $178,000      $342,000              -         $1,078,000

Fiscal year ended September 27, 1997
       Allowance for uncollectible accounts        $829,000      $242,000       $79,000       $250,000         $1,242,000

Fiscal year ended September 28, 1996
       Allowance for uncollectible accounts        $564,000      $313,000       $48,000              -           $829,000




(1) Other changes reflects amount related to a business acquisition.