Form 10-K/A
period 1998-09-26
COURIER CORP
filed 1998-12-28
CIK 25212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                   Form 10-K/A

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

           -----------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $1 par value

                        --------------------------------

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

                     Common Stock, $1 par value - 3,199,369


                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on January 21, 1999 (Part III).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned registrant hereby amends the cover page of its Annual Report on Form 10-K for the fiscal year ended September 26, 1998 so that the number of shares outstanding as of November 20, 1998 is corrected to be 3,199,369 shares.



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 1998.

    COURIER CORPORATION

    By: /s/Robert P. Story, Jr.
        --------------------------------
          Robert P. Story, Jr.
          Senior Vice President and Chief Financial Officer
          (duly authorized representative of the registrant)