Form 10-Q
period 1998-12-26
COURIER CORP
filed 1999-02-08
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

For the quarterly period ended                  December 26, 1998
                              --------------------------------------------------

                                       or
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------       -----------------------

Commission file number                        0-7597
                      ----------------------------------------------------------

                               COURIER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                         04-2502514
--------------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)


15 Wellman Avenue, North Chelmsford, Massachusetts                01863
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
         Yes        X              No
               -------------            ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at January  29, 1999
-------------------------------------     --------------------------------------
      Common Stock, $1 par value                     3,207,744 shares

                              COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)


                                                  December 26,          September 26,
ASSETS                                                1998                  1998
------                                          ----------------     ------------------
Current assets:
   Cash and cash equivalents                                $194                   $722
   Accounts receivable, less allowance
     for uncollectible accounts                           30,211                 27,941
   Inventories (Note B)                                   11,850                 10,828
   Deferred income taxes                                   1,749                  1,758
   Other current assets                                      552                    847
                                                 ----------------     ------------------

     Total current assets                                 44,556                 42,096

Property, plant and equipment, less
  accumulated depreciation: $71,060
  at December 26, 1998 and $69,102
  at September 26, 1998                                   31,547                 33,257

Real estate held for sale or lease, net                      329                    336

Goodwill and other intangibles, net                       11,256                 11,421

Other assets                                                 522                    520
                                                 ----------------     ------------------

  Total assets                                           $88,210                $87,630
                                                 ----------------     ------------------
                                                 ----------------     ------------------








The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Dollars in thousands)


                                                  December 26,          September 26,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1998                  1998
------------------------------------            ----------------     ------------------
Current liabilities:
   Current maturities of long-term debt                $     312              $     312
   Accounts payable                                        9,039                  9,294
   Accrued payroll                                         2,689                  4,319
   Accrued taxes                                           5,565                  4,935
   Other current liabilities                               7,789                  6,709
                                                 ----------------     ------------------

      Total current liabilities                           25,394                 25,569

Long-term debt                                             6,706                  6,781
Deferred income taxes                                      2,819                  2,992
Other liabilities                                          2,263                  2,498
                                                 ----------------     ------------------

      Total liabilities                                   37,182                 37,840
                                                 ----------------     ------------------

Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 3,750,000 shares            3,750                  3,750
   Additional paid-in capital                                440                    384
   Retained earnings                                      50,551                 49,464
   Treasury stock, at cost: 564,000 shares
      at December 26, 1998 and 578,000
      shares at September 26, 1998                        (3,713)                (3,808)
                                                 ----------------     ------------------

      Total stockholders' equity                          51,028                 49,790
                                                 ----------------     ------------------

Total liabilities and stockholders' equity             $  88,210              $  87,630
                                                 ----------------     ------------------
                                                 ----------------     ------------------




The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)




                                                                     THREE MONTHS ENDED
                                                             -------------------------------
                                                               December 26,      December 27,
                                                                  1998              1997
                                                             -------------     -------------
     Net sales                                                    $39,301           $35,306
     Cost of sales                                                 29,963            26,512
                                                             -------------     -------------

       Gross profit                                                 9,338             8,794

     Selling and administrative expenses                            7,003             6,525
     Interest expense                                                 135               347
                                                             -------------     -------------

       Income before taxes                                          2,200             1,922

     Provision for income taxes (Note C)                              780               712
                                                             -------------     -------------

       Net income                                                  $1,420            $1,210
                                                             -------------     -------------
                                                             -------------     -------------

     Net income per share (Note D):

       Basic                                                        $0.45             $0.40 *
                                                             -------------     -------------
                                                             -------------     -------------

       Diluted                                                      $0.43             $0.38 *
                                                             -------------     -------------
                                                             -------------     -------------

     Cash dividends declared per share                             $0.105            $0.093 *
                                                             -------------     -------------
                                                             -------------     -------------


     * Amounts have been adjusted to reflect a three-for-two stock split effected on June 1, 1998.






The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                                       THREE MONTHS ENDED
                                                                 ------------------------------
                                                                   December 26,      December 27,
                                                                      1998               1997
                                                                 ------------      ------------
           Cash provided from (used for) operating activities        $    12        $   (1,220)
                                                                 ------------      ------------

           Investment activities:
             Capital expenditures                                       (254)             (506)
             Business acquisition                                          -              (563)
                                                                 ------------      ------------

           Cash used for investment activities                          (254)           (1,069)
                                                                 ------------      ------------

           Financing activities:
             Scheduled long-term debt repayments                         (75)             (170)
             Increase in long-term borrowings                              -             2,250
             Cash dividends                                             (333)             (282)
             Proceeds from stock plans                                   122               487
                                                                 ------------      ------------

           Cash provided from (used for) financing activities           (286)            2,285
                                                                 ------------      ------------


           Decrease in cash and cash equivalents                        (528)               (4)

           Cash at the beginning of the period                           722                27
                                                                 ------------      ------------

           Cash at the end of the period                             $   194        $       23
                                                                 ------------      ------------
                                                                 ------------      ------------








The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of December 26, 1998, the statements of income for the three-month periods ended December 26, 1998 and December 27, 1997, and the statements of cash flows for the three-month periods ended December 26, 1998 and December 27, 1997 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1998 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data as of September 26, 1998 was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 26, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

Effective September 27, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 132, "Employer Disclosures about Pensions and Other Postretirement Benefits". The adoption of SFAS No. 130 was not material to the consolidated financial statements due to a lack of any items defined as other comprehensive income by SFAS No. 130. The adoption of SFAS No. 132 was also not material to the consolidated financial statements. The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which will be effective for the Company's Annual Report for the fiscal year ending September 25, 1999, and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective in the Company's fiscal year ending September 30, 2000. The Company does not expect that the implementation of these new standards will be material to the consolidated financial statements.


B. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories. Inventories consisted of the following:



                                                                       (000'S OMITTED)
                                                           -----------------------------------------
                                                             December 26,             September 26,
                                                                 1998                      1998
                                                           -----------------        ----------------

                        Raw materials                             $ 3,445                 $  3,171
                        Work in process                             5,531                    4,903
                        Finished goods                              2,874                    2,754
                                                                ---------                ---------
                                Total inventories                 $11,850                  $10,828
                                                                ---------                ---------
                                                                ---------                ---------

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C. INCOME TAXES

The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:


                                                                     (000's Omitted)
                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                           December 26,             December 27,
                                                               1998                      1997
                                                           -------------            -------------
                  Federal income taxes at
                      statutory rate                            $ 748                    $   653

                  State income taxes, net                          42                         50

                  Goodwill amortization                            43                         49

                  Export related income                           (56)                       (52)

                  Other                                             3                         12
                                                             --------                    -------


                         Total provision                       $  780                     $  712
                                                             --------                    -------
                                                             --------                    -------




D. NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option and stock grant plans. Shares and per share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a dividend distributed on June 1, 1998.


                                                                                 (000'S OMITTED)
                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                       December 26,           December 27,
                                                                           1998                   1997
                                                                       ------------           ------------
          Average shares outstanding for basic                              3,179                 3,045
          Effect of potentially dilutive shares                               139                   125
                                                                          -------                ------
          Average shares outstanding for diluted                            3,318                 3,170
                                                                          -------                ------
                                                                          -------                ------

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the first quarter of fiscal 1999 increased 11% to $39.3 million from $35.3 million in the prior year's first quarter. The Company's book manufacturing segment sales were $39.0 million, an 11% increase over the same period last year. The sales growth reflects increased sales to religious and educational publishing customers, including increased revenues from 4-color book manufacturing. The Company's customized education segment consists of The Home School and Copyright Management Services (CMS). The Home School, which was acquired on September 30, 1997, is a direct marketer of books and other educational products for supplementing or replacing traditional education with home-based learning. CMS provides customized coursepacks and copyright clearance services primarily to colleges and universities. Revenues from these two newer businesses are highly seasonal with the Company's fourth quarter historically representing the period of highest market demand.

Gross profit increased by 6% to $9.3 million, or 24% of sales, in the first quarter from $8.8 million, or 25% of sales, in the same period last year. The increase in gross profit resulted from the increase in sales volume and from gains in productivity while normal start-up costs associated with a new 4-color press installed during the fourth quarter of fiscal 1998 reduced this year's gross profit percentage.

Selling and administrative expenses increased to $7.0 million in the first quarter of fiscal 1999 from $6.5 million in the same period last year. Expenses related to improvements in the Company's information systems and infrastructure increased by $0.3 million, including expenses related to "Year 2000" remediation efforts of approximately $150,000. Selling expenses in the first quarter of fiscal 1999 increased by $0.1 million.

Interest expense was $135,000 compared to $347,000 in the first quarter of fiscal 1998 reflecting a reduction in average borrowings of approximately $13 million as well as a lower average interest rate.

The Company's effective tax rate for the first quarter was 35% compared to 37% in the corresponding period last year primarily because of a lower effective state tax rate this year.

Net income for the first quarter of fiscal 1999 was $1,420,000, up 17% over last year's earnings of $1,210,000. Net income per share on a diluted basis increased 13% to $.43 per diluted share from $.38 per diluted share in the corresponding period last year after adjusting for a three-for-two stock split effected on June 1, 1998. Earnings from the Company's book manufacturing segment increased 17% over last year's first quarter to $2.0 million reflecting increased sales volume and higher levels of productivity offset in part by start-up costs on a new 4-color press and the cost of Year 2000 remediation efforts. The Company's customized education segment reduced first quarter earnings by $.17 per diluted share compared to a reduction of $.15 per diluted share for the same period last year. Revenues and related earnings for these businesses, both of which are highly seasonal, are expected to increase in the fourth quarter coinciding with the months of highest market demand.

Weighted average shares outstanding increased by approximately 148,000 shares primarily due to options exercised under the Company's stock option plans.

Effective September 27, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 132, "Employer Disclosures about Pensions and Other Postretirement Benefits". The adoption of SFAS No. 130 was not material to the consolidated financial statements due to a lack of any items defined as other comprehensive income by SFAS No. 130. The adoption of SFAS No. 132 was also not material to the consolidated financial statements. The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which will be effective for the Company's Annual Report for the fiscal year ending September 25, 1999, and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective in the Company's fiscal year ending September 30, 2000. The Company does not expect that the implementation of these new standards will be material to the consolidated financial statements.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of fiscal 1999, operations provided approximately $12,000 of cash. Net income was $1.4 million and depreciation was $2.1 million. Working capital utilized approximately $3.2 million of cash due to increases in accounts receivable of $2.3 million and inventories of $1.0 million.

Investment activities in the first three months of fiscal 1999 used approximately $0.3 million of cash for capital expenditures. For the entire fiscal year, capital expenditures are expected to be approximately $8 to $10 million, which includes approximately $0.6 million related to Year 2000 issues. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, continues to be vacant pending sale or lease.

Financing activities for the first three months of fiscal 1999 used approximately $0.3 million of cash, primarily for dividends. At December 26, 1998, the Company utilized approximately $5.3 million of its borrowing capacity available under a $30 million long-term revolving credit facility.

YEAR 2000 ISSUE:

THE STATEMENTS IN THE FOLLOWING SECTION INCLUDE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

Historically, many computer programs were written using two digits rather than four to specify the year. Such software may recognize the year 2000 as "00" which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 (Y2K) issue. The Company recognizes the need to ensure that its operations will not be adversely impacted by a Year 2000 software failure. Incomplete or untimely resolution of the Y2K issue by the Company, key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The Company established a Year 2000 Management Task Force to address the Y2K issue. This Task Force is coordinating efforts to identify, assess and implement changes to information technology ("IT") systems and operational systems such as presses and binders, telecommunications equipment, building security and environmental controls, and is evaluating the Y2K readiness of key suppliers, customers and other parties.

Operational systems have been inventoried and assessment of Y2K compliance is approximately 90% complete. No instances of non-compliance have been found to date indicating a low overall risk of non-compliance. Assessment, remediation and testing is expected to be completed for operational systems by March 31, 1999.

The Company has substantially completed inventories and assessments of its IT systems in use at each of its locations. Many of the IT systems are not compliant. The Company is in the process of replacing or upgrading these systems with enterprise-wide systems across all of the Company's operations, utilizing a common IT infrastructure which collectively is designed to give the Company the benefit of new technology with enhanced functionality and resultant improvements in service and productivity. The replacement of non-compliant systems at the Company's largest, most complex operation was completed on schedule in October 1998 and a second major operation was completed on schedule in December 1998. Progress on upgrading all remaining operations is in process and on schedule. The Company anticipates the implementation and testing of these IT systems will be completed at all of the Company's operations before the end of fiscal 1999.

                               COURIER CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (CONTINUED):

The Company is actively assessing the Y2K readiness of third parties (including suppliers, financial institutions and customers) with which it has a material relationship to identify potentially non-compliant parties. The Company has performed site visits and is actively working with the key suppliers of raw materials, such as paper mills and film and plate manufacturers. The Company believes that its most reasonably likely, worst-case Y2K scenario may involve non-compliant third parties, including suppliers of energy. The Company is assessing the degree of exposure and risk of non-compliance by such third parties, which could include possible consequences such as temporary plant disruptions and delays in the receipt of key materials, the receipt of orders, the delivery of finished products and the preparation of invoices. The Company will be developing contingency plans specific to these risks during 1999 as it works with its key suppliers, customers and other parties. The Year 2000 Task Force will be continually monitoring the Y2K risks and related contingency plans throughout 1999.

The Company estimates the cost of achieving Y2K compliance to be approximately $2 million of which approximately half will be capital expenditures, primarily for new IT systems. Costs incurred in the first quarter of fiscal 1999 directly related to Y2K remediation were approximately $0.2 million bringing total costs to date to approximately $1.0 million, of which approximately $0.6 million was expensed. The remainder of the Y2K costs are expected to be incurred during fiscal 1999. The Y2K costs are expected to be funded through operating cash flows and available credit facilities. The Company does not separately track all of the internal costs incurred for the Y2K project, partcularly the related payroll costs of its information technology group.

FORWARD-LOOKING INFORMATION:

Statements that describe future expectations, plans or strategies are considered forward looking. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, changes in raw material costs and availability, seasonal changes in customer orders, pricing actions by competitors, consolidation among customers, success in the integration of acquired businesses, Year 2000 issues, and general changes in economic conditions. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

                               COURIER CORPORATION



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company's "Quantitative and Qualitative Disclosures About Market Risk" as previously reported in the Company's Annual Report on Form 10-K for the year ended September 26, 1998.



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

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



                               COURIER CORPORATION
                               -------------------
                                  (REGISTRANT)



       FEBRUARY 8, 1999                         By:  S/JAMES F. CONWAY III
---------------------------------                  -----------------------------
         Date                                        James F. Conway III
                                                     Chairman, President and
                                                     Chief Executive Officer




       FEBRUARY 8, 1999                        By:  S/ROBERT P. STORY, JR.
---------------------------------                  -----------------------------
         Date                                       Robert P. Story, Jr.
                                                    Senior Vice President and
                                                    Chief Financial Officer



       FEBRUARY 8, 1999                        By:  S/PETER M. FOLGER
---------------------------------                  -----------------------------
         Date                                       Peter M. Folger
                                                    Vice President and
                                                    Chief Accounting Officer