Form 10-Q
period 1999-03-31
COURIER CORP
filed 1999-05-11
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------     EXCHANGE ACT OF 1934

For the quarterly period ended                 March 27, 1999
                               -------------------------------------------------

                                       or
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------     EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                 0-7597
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
         Yes        X              No
               -------------            ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                         Outstanding at April 29, 1999
-------------------------------------     --------------------------------------
     Common Stock, $1 par value                       3,235,047 shares


                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                    March 27,           September 26,
ASSETS                                                1999                  1998
------                                          ----------------      ---------------
Current assets:
   Cash and cash equivalents                                 $28                 $722
   Accounts receivable, less allowance
     for uncollectible accounts                           32,716               27,941
   Inventories (Note B)                                   12,569               10,828
   Deferred income taxes                                   1,754                1,758
   Other current assets                                      431                  847
                                                ----------------      ---------------

     Total current assets                                 47,498               42,096

Property, plant and equipment, less
  accumulated depreciation: $73,021
  at March 27, 1999 and $69,102
  at September 26, 1998                                   30,665               33,257

Real estate held for sale or lease, net                      324                  336

Goodwill and other intangibles, net                       11,091               11,421

Other assets                                                 522                  520
                                                ----------------      ---------------

  Total assets                                           $90,100              $87,630
                                                ----------------      ---------------
                                                ----------------      ---------------






    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)



                                                     March 27,           September 26,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1999                  1998
                                                 ----------------     ------------------
Current liabilities:
   Current maturities of long-term debt                     $312                   $312
   Accounts payable                                        9,191                  9,294
   Accrued payroll                                         3,635                  4,319
   Accrued taxes                                           4,663                  4,935
   Other current liabilities                               6,984                  6,709
                                                 ----------------     ------------------

      Total current liabilities                           24,785                 25,569

Long-term debt (Note E)                                    7,379                  6,781
Deferred income taxes                                      2,675                  2,992
Other liabilities                                          2,436                  2,498
                                                 ----------------     ------------------

      Total liabilities                                   37,275                 37,840
                                                 ----------------     ------------------
Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 3,750,000 shares            3,750                  3,750
   Additional paid-in capital                                569                    384
   Retained earnings                                      52,079                 49,464
   Treasury stock, at cost: 542,000 shares
      at March 27, 1999 and 578,000
      shares at September 26, 1998                        (3,573)                (3,808)
                                                 ----------------     ------------------

      Total stockholders' equity                          52,825                 49,790
                                                 ----------------     ------------------

Total liabilities and stockholders' equity               $90,100                $87,630
                                                 ----------------     ------------------
                                                 ----------------     ------------------




    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)



                                                        QUARTER ENDED                                    SIX MONTHS ENDED
                                          -------------------------------------------      ---------------------------------------

                                               March 27,                March 28,               March 27,              March 28,
                                                 1999                     1998                    1999                   1998
                                          -------------------     -------------------      ------------------    -----------------
Net sales                                            $40,480                  $39,136                 $79,781             $74,442
Cost of sales                                         30,256                   29,903                  60,219              56,416
                                          -------------------     -------------------      ------------------    -----------------

  Gross profit                                        10,224                    9,233                  19,562              18,026

Selling and administrative expenses                    7,186                    6,887                  14,189              13,411
Interest expense                                         167                      373                     302                 720
                                          -------------------     -------------------      ------------------    -----------------

  Income before taxes                                  2,871                    1,973                   5,071               3,895

Provision for income taxes (Note C)                    1,004                      615                   1,784               1,327
                                          -------------------     -------------------      ------------------    -----------------

  Net income                                          $1,867                   $1,358                  $3,287              $2,568
                                          -------------------     -------------------      ------------------    -----------------
                                          -------------------     -------------------      ------------------    -----------------
Net income per share (Note D):

  Basic                                                $0.59                    $0.44                   $1.03               $0.84
                                          -------------------     -------------------      ------------------    -----------------
                                          -------------------     -------------------      ------------------    -----------------

  Diluted                                              $0.56                    $0.42                   $0.99               $0.80
                                          -------------------     -------------------      ------------------    -----------------
                                          -------------------     -------------------      ------------------    -----------------


Cash dividends declared per share                     $0.105                   $0.093                  $0.210              $0.187
                                          -------------------     -------------------      ------------------    -----------------
                                          -------------------     -------------------      ------------------    -----------------




   The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                               SIX MONTHS ENDED
                                                        ----------------------------

                                                         March 27,         March 28,
                                                           1999              1998
                                                        ----------        ----------
Cash provided from operating activities                      $343            $1,969

Investment activities:
  Capital expenditures                                     (1,326)           (2,031)
  Business acquisition                                         --              (563)
                                                        ----------        ----------

Cash used for investment activities                        (1,326)           (2,594)
                                                        ----------        ----------

Financing activities:
  Repayment of long-term debt                                (152)             (241)
  Increase in long-term borrowings                            750               750
  Cash dividends                                             (672)             (573)
  Proceeds from stock plans                                   363               694
                                                        ----------        ----------

Cash provided from financing activities                       289               630
                                                        ----------        ----------

Increase (decrease) in cash and cash equivalents             (694)                5

Cash at the beginning of the period                           722                27
                                                        ----------        ----------

Cash at the end of the period                                 $28               $32
                                                        ----------        ----------
                                                        ----------        ----------






    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of March 27, 1999, the statements of income for the three-month and six-month periods ended March 27, 1999 and March 28, 1998, and the statements of cash flows for the six-month periods ended March 27, 1999 and March 28, 1998 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1998 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

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

B. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories. Inventories consisted of the following:



                                                (000's Omitted)
                                         -------------------------------
                                         March 27,         September 26,
                                           1999                1998
                                         ---------         -------------
           Raw materials                 $ 3,319            $  3,171

           Work in process                 6,225               4,903

           Finished goods                  3,025               2,754
                                         -------            --------
           Total inventories             $12,569            $ 10,828
                                         -------            --------
                                         -------            --------


                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C. INCOME TAXES

The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:


                                                 (000's Omitted)
                                      Quarter Ended            Six Months Ended
                                   ----------------------    ----------------------
                                   March 27,    March 28,    March 27,    March 28,
                                     1999         1998         1999         1998
                                   -------      ---------    -------      ---------
Federal income taxes at
    statutory rate                 $   976      $   671      $ 1,724      $ 1,324
State income taxes, net                 73           26          115           76
Goodwill amortization                   43           37           86           86
Export related income                  (66)         (52)        (121)        (104)
Other                                  (22)         (67)         (20)         (55)
                                   -------      -------      -------      -------
       Total provision             $ 1,004      $   615      $ 1,784      $ 1,327
                                   -------      -------      -------      -------
                                   -------      -------      -------      -------




D. NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option and stock grant plans.


                                                         (000's Omitted)
                                              Quarter Ended            Six Months Ended
                                          ----------------------    ----------------------
                                          March 27,    March 28,    March 27,    March 28,
                                            1999         1998         1999         1998
                                          -------      ---------    -------      ---------
Average shares outstanding for basic        3,191          3,095      3,185          3,070
Effect of potentially dilutive shares         121            121        129            131
                                            -----          -----      -----          -----
Average shares outstanding for diluted      3,312          3,216      3,314          3,201
                                            -----          -----      -----          -----
                                            -----          -----      -----          -----




E. LONG-TERM DEBT

In February 1999, the Company extended the maturity date of its $30 million long-term revolving credit facility for one year to February 2001.

Item 2.                        COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the second quarter of fiscal 1999 were $40.5 million compared to $39.1 million in the second quarter of fiscal 1998, an increase of 3%. Sales from the Company's core book manufacturing segment were up 3% to $40.0 million for the quarter as increased sales in religious publishing more than offset seasonal softness in other publishing markets. The Company's customized education segment consists of The Home School and Copyright Management Services (CMS). The Home School, which was acquired on September 30, 1997, is a direct marketer of books and other educational products for supplementing or replacing traditional education with home-based learning. CMS provides customized coursepacks and copyright clearance services primarily to colleges and universities. Revenues from these two newer businesses grew more than 50% during the second quarter to $0.5 million. The Company's fourth quarter historically represents the period of highest market demand for these educationally oriented ventures.

Gross profit increased to $10.2 million, or 25% of sales, in the second quarter from $9.2 million, or 24% of sales, in the same period last year. The improvement in gross profit reflects the benefits of increased sales volume and gains in productivity.

Selling and administrative expenses increased to $7.2 million in the second quarter from $6.9 million in the same period last year. Expenses related to improvements in the Company's information systems and infrastructure increased by $0.3 million during the quarter, including expenses related to "Year 2000" remediation efforts of approximately $150,000.

Interest expense was $167,000 in the second quarter of fiscal 1999 compared to $373,000 in the same period last year, reflecting a reduction in average borrowings of approximately $13 million as well as a lower average interest rate.

The Company's effective tax rate for the second quarter was 35%. This rate was higher than the 31% rate in the corresponding period last year in part due to a higher effective state tax rate.

Net income for the second quarter of fiscal 1999 was $1,867,000, up 37% over last year's earnings of $1,358,000. Net income per share on a diluted basis increased 33% to $.56 per share from $.42 per share in the corresponding period last year. Earnings from the Company's core book manufacturing operations increased 29% over last year's second quarter largely reflecting increased sales volume and higher levels of productivity. The Company's newer businesses, CMS and The Home School, reduced second quarter earnings by $.16 per diluted share compared to a reduction of $.17 per diluted share for the same period last year. Revenues and related earnings for these businesses, both of which are highly seasonal, are expected to increase in the fourth quarter coinciding with the months of highest market demand.

Weighted average shares outstanding increased approximately 96,000 shares over last year's second quarter primarily due to options exercised under the Company's stock option plans.

For the six months ended March 27, 1999, the Company reported net income of $3,287,000, or $.99 per diluted share, up 28% compared to $2,568,000, or $.80 per diluted share, for the same period last year. Sales for the first six months were $79.8 million, up 7% from $74.4 million in the corresponding period of fiscal 1998. The factors impacting second quarter results similarly affected year-to-date results. Sales from the Company's core book manufacturing operations increased by 7% while related earnings increased by 23% compared to the first six months of fiscal 1998. CMS and The Home School reduced earnings by $.33 per diluted share compared to $.32 per diluted share in the first half of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES:

During the first half of fiscal 1999, operations provided approximately $0.3 million of cash. Net income was $3.3 million and depreciation and amortization were $4.3 million. Working capital utilized approximately $6.9 million of cash primarily due to increases in accounts receivable of $4.8 million and inventories of $1.7 million.

Investment activities in the first six months of fiscal 1999 used approximately $1.3 million of cash for capital expenditures. For the entire fiscal year, capital expenditures are expected to be approximately $8 to $10 million, which includes approximately $0.6 million related to Year 2000 issues. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, continues to be vacant pending sale or lease.

Financing activities for the first six months of fiscal 1999 provided approximately $0.3 million of cash. At March 27, 1999, the Company utilized $6.0 million of its borrowing capacity available under a $30 million long-term revolving credit facility. In February 1999, the maturity date of the Company's revolving credit facility was extended one year to February 2001.

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

Operational systems have been inventoried and assessment has been completed. Approximately 1.2% of operational systems are non-compliant. Remediation is in process and is expected to be complete in September 1999.

                               COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (continued):

The Company has substantially completed inventories and assessments of its IT systems in use at each of its locations and determined that many of the IT systems were not compliant. The Company is in the process of replacing or upgrading these systems with enterprise-wide systems across all of the Company's operations, utilizing a common IT infrastructure which collectively is designed to give the Company the benefit of new technology with enhanced functionality and resultant improvements in service and productivity. The replacement of non-compliant systems is complete at three locations. The remaining three locations are in process and are expected to be completed on schedule before the end of the fiscal year.

The Company is actively assessing the Y2K readiness of third parties (including suppliers, financial institutions and customers) with which it has a material relationship to identify potentially non-compliant parties. The Company has performed site visits and is actively working with the key suppliers of raw materials, such as paper mills and film and plate manufacturers. The Company believes that its most reasonably likely, worst-case Y2K scenario may involve non-compliant third parties, including suppliers of utilities. The Company is assessing the degree of exposure and risk of non-compliance by such third parties, which could include possible consequences such as temporary plant disruptions and delays in the receipt of key materials, the receipt of orders, the delivery of finished products and the preparation of invoices. The Company is developing contingency plans specific to these risks as it works with its key suppliers, customers and other parties. The Year 2000 Task Force will be continually monitoring the Y2K risks and related contingency plans throughout 1999.

The Company continues to estimate the cost of achieving Y2K compliance to be approximately $2 million of which approximately half will be capital expenditures, primarily for new IT systems. Costs incurred in the first six months of fiscal 1999 directly related to Y2K remediation were approximately $0.5 million bringing total costs to date to approximately $1.3 million, of which approximately $0.7 million was expensed. The remainder of the Y2K costs are expected to be incurred during fiscal 1999. The Y2K costs are expected to be funded through operating cash flows and available credit facilities. The Company does not separately track all of the internal costs incurred for the Y2K project, particularly the related payroll costs of its engineering and information technology groups.

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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the registrant was held on January 14, 1999. Following are the matters voted on at the meeting.

       ELECTION OF DIRECTORS All nominees of the Board of Directors of the registrant were reelected for a three-year term.

       ADOPTION OF THE COURIER CORPORATION 1999 EMPLOYEE STOCK PURCHASE PLAN Stockholders voted to adopt the Courier Corporation 1999 Employee Stock Purchase Plan, replacing the expiring 1989 Employee Stock Purchase Plan. The full text of the Plan was included as an exhibit to the proxy statement and is incorporated herein by reference. Votes were cast as follows:

                     For              Against             Abstain        Broker Non-votes
                     ---              -------             -------        ----------------
                  2,516,700           33,242               20,186            437,414



       AMENDMENT TO THE 1989 DEFERRED INCOME STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS Stockholders voted to approve an amendment to the Corporation's 1989 Deferred Income Stock Option Plan for Non-Employee Directors, which removed the termination date in the Plan and increased the number of shares available for grant under the Plan by 100,000 shares of common stock. The amendment was included as an exhibit to the Company's Annual Report on Form 10-K and is incorporated herein by reference. Votes were cast as follows:


                     For              Against             Abstain        Broker Non-votes
                     ---              -------             -------        ----------------
                  2,500,680           41,723              27,725         437,414


                               COURIER CORPORATION

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)


       AMENDMENT TO THE 1993 AMENDED AND RESTATED STOCK INCENTIVE PLAN Stockholders voted to approve an amendment to the Corporation's 1993 Amended and Restated Stock Incentive Plan, which increased the number of shares available for grant under the Plan by 100,000 shares of common stock. The amendment was included as an exhibit to the Company's Annual Report on Form 10-K and is incorporated herein by reference. Votes were cast as follows:



                     For              Against             Abstain        Broker Non-votes
                     ---              -------             -------        ----------------
                  2,322,651           220,609             26,868         437,414



       RATIFICATION/APPROVAL OF ACCOUNTANTS Stockholders voted to ratify and approve the selection by the Board of Directors of Deloitte & Touche LLP as independent public accountants for the Corporation for the fiscal year ending September 25, 1999. Votes were cast as follows:


                     For              Against             Abstain
                     ---              -------             -------
                  2,997,171           4,769               5,602



ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits


         Exhibit No.                        Description of Exhibit
         -----------                        ----------------------
            10                      Amendment, dated February 26, 1999, to Note Agreement between
                                    Courier Corporation, State Street Bank and Trust Company and
                                    BankBoston, N.A., providing for a $30 million revolving credit facility.

            27                      Financial Data Schedule




       (b)  Reports on Form 8-K

               A Report on Form 8-K dated March 18, 1999 reporting under Item 5 the adoption of a stockholders' rights plan .

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COURIER CORPORATION
                                  (Registrant)






       MAY 10, 1999                               By:  S/JAMES F. CONWAY III
-------------------------                            ---------------------------
         Date                                     James F. Conway III
                                                  Chairman, President and
                                                  Chief Executive Officer




       MAY 10, 1999                               By:  S/ROBERT P. STORY, JR.
-------------------------                            ---------------------------
         Date                                     Robert P. Story, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer



        MAY 10, 1999                              By:  S/PETER M. FOLGER
-------------------------                            ---------------------------
          Date                                    Peter M. Folger
                                                  Vice President and
                                                  Chief Accounting Officer