Form 10-Q
period 1999-06-26
COURIER CORP
filed 1999-08-10
CIK 25212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 26, 1999

                                       or

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission file number 0-7597


                               COURIER CORPORATION
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                             04-2502514
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

            15 Wellman Avenue,
      North Chelmsford, Massachusetts                    01863
  (Address of principal executive offices)             (zip code)

                                 (978) 251-6000
              (Registrant's telephone number, including area code)

                                 NO CHANGE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                           Outstanding at August 4, 1999
     Common Stock, $1 par value                       3,232,699 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                            June 26,                September 26,
ASSETS                                                      1999                    1998
------                                                   --------------          --------------

Current assets:
   Cash and cash equivalents                               $1,859                      $722
   Accounts receivable, less allowance
     for uncollectible accounts                            27,047                    27,941
   Inventories (Note B)                                    12,008                    10,828
   Deferred income taxes                                    1,752                     1,758
   Other current assets                                       418                       847
                                                         --------------          --------------

     Total current assets                                  43,084                    42,096

Property, plant and equipment, less
  accumulated depreciation: $74,985
  at June 26, 1999 and $69,102
  at September 26, 1998                                    29,643                    33,257

Real estate held for sale or lease, net                       323                       336

Goodwill and other intangibles, net                        10,925                    11,421

Other assets                                                  513                       520
                                                         --------------          --------------

  Total assets                                            $84,488                   $87,630
                                                         --------------          --------------
                                                         --------------          --------------










 The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                          June 26,                September 26,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1999                    1998
------------------------------------                 ---------------           ----------------

Current liabilities:
 Current maturities of long-term debt                        $325                      $312
 Accounts payable                                           8,592                     9,294
 Accrued payroll                                            4,401                     4,319
 Accrued taxes                                              4,114                     4,935
 Other current liabilities                                  6,169                     6,709
                                                     ---------------           ----------------

      Total current liabilities                            23,601                    25,569

Long-term debt (Note E)                                     1,288                     6,781
Deferred income taxes                                       2,517                     2,992
Other liabilities                                           2,614                     2,498
                                                     ---------------           ----------------

      Total liabilities                                    30,020                    37,840
                                                     ---------------           ----------------

Stockholders' equity:
 Preferred stock, $1 par value -
  authorized 1,000,000 shares;
  none issued
 Common stock, $1 par value -
  authorized 6,000,000 shares; issued
  3,750,000 shares                                          3,750                     3,750
 Additional paid-in capital                                   761                       384
 Retained earnings                                         53,566                    49,464
 Treasury stock, at cost: 514,000 shares
  at June 26, 1999 and 578,000
  shares at September 26, 1998                             (3,609)                   (3,808)
                                                     ---------------           ----------------

  Total stockholders' equity                               54,468                    49,790
                                                     ---------------           ----------------

Total liabilities and stockholders' equity                $84,488                   $87,630
                                                     ---------------           ----------------
                                                     ---------------           ----------------











 The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)





                                                     QUARTER ENDED       NINE MONTHS ENDED
                                                 --------------------  ----------------------
                                                  June 26,   June 27,   June 26,   June 27,
                                                   1999       1998       1999       1998
                                                 ---------  ---------  ---------- -----------

Net sales                                        $40,731    $36,903   $120,512   $111,345
Cost of sales                                     30,925     27,591     91,144     84,007
                                                 ---------  --------- ---------- -----------

  Gross profit                                     9,806      9,312     29,368     27,338

Selling and administrative expenses                6,998      6,806     21,187     20,217
Interest expense                                     121        317        423      1,037
Other income (Note F)                                 --      2,043         --      2,043
                                                 ---------  --------- ---------- -----------
  Income before taxes                              2,687      4,232      7,758      8,127

Provision for income taxes (Note C)                  861      1,660      2,645      2,987
                                                 ---------  --------- ---------- -----------

  Net income                                      $1,826     $2,572     $5,113     $5,140
                                                 ---------  --------- ---------- -----------
                                                 ---------  --------- ---------- -----------


Net income per share (Note D):

  Basic                                            $0.57      $0.82      $1.60      $1.67
                                                 ---------  --------- ---------- -----------
                                                 ---------  --------- ---------- -----------

  Diluted                                          $0.55      $0.79      $1.54      $1.59
                                                 ---------  --------- ---------- -----------
                                                 ---------  --------- ---------- -----------


Cash dividends declared per share                 $0.105     $0.093     $0.315     $0.280
                                                 ---------  --------- ---------- -----------
                                                 ---------  --------- ---------- -----------












 The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in thousands)




                                                                     NINE MONTHS ENDED
                                                                  ----------------------

                                                                    June 26,   June 27,
                                                                     1999       1998
                                                                  ---------- ----------

    Cash provided from operating activities                       $ 9,412    $ 5,417
                                                                  ---------- ----------
    Investment activities:
      Capital expenditures                                         (2,273)    (3,336)
      Proceeds from sale of assets (Note F)                            --      4,600
      Business acquisition                                             --       (563)
                                                                  ---------- ----------

    Cash provided from (used for) investment activities            (2,273)       701
                                                                  ---------- ----------

    Financing activities:
      Repayment of long-term debt                                    (230)      (311)
      Decrease in long-term borrowings                             (5,250)    (5,753)
      Cash dividends                                               (1,011)      (865)
      Proceeds from stock plans                                       489        814
                                                                  ---------- ----------

    Cash used for financing activities                             (6,002)    (6,115)
                                                                  ---------- ----------


    Increase in cash and cash equivalents                           1,137          3


    Cash at the beginning of the period                               722         27
                                                                  ---------- ----------

    Cash at the end of the period                                 $ 1,859    $    30
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

                              COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



         A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED FINANCIAL STATEMENTS

         The balance sheet as of June 26, 1999, the statements of income for the three-month and nine-month periods ended June 26, 1999 and June 27, 1998, and the statements of cash flows for the nine-month periods ended June 26, 1999 and June 27, 1998 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 1998 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         Effective September 27, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 132, "Employer Disclosures about Pensions and Other Postretirement Benefits". The adoption of SFAS No. 130 was not material to the consolidated financial statements due to a lack of any items defined as other comprehensive income by SFAS No. 130. The adoption of SFAS No. 132 was also not material to the consolidated financial statements. The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which will be effective for the Company's Annual Report for the fiscal year ending September 25, 1999, and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999), which will be effective in the Company's fiscal year ending September 29, 2001. The Company does not expect that the implementation of these new standards will be material to the consolidated financial statements.

         B.       INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for most inventories. Inventories consisted of the following:


                                                            (000's Omitted)
                                                       ------------------------
                                                       June 26,    September 26,
                                                         1999          1998
                                                       -------       -------
                Raw materials                           $3,327        $3,171

                Work in process                          5,164         4,903

                Finished goods                           3,517         2,754
                                                       -------       -------
                        Total inventories              $12,008       $10,828
                                                       -------       -------
                                                       -------       -------

                               COURIER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         C.       INCOME TAXES

         The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:

                                                                  (000's Omitted)

                                                          Quarter Ended     Nine Months Ended
                                                      ------------------  --------------------
                                                      June 26,  June 27,  June 26,   June 27,
                                                        1999      1998      1999       1998
                                                      -------- -------    -------    -------
         Federal income taxes at
             statutory rate                            $914     $1,439     $2,638     $2,764
         State income taxes, net                         52        258        167        334
         Goodwill amortization                           43         43        129        129
         Export related income                         (222)       (65)      (343)      (169)
         Other                                           74        (15)        54        (71)
                                                      -------- -------    -------    -------
                Total provision                        $861     $1,660     $2,645     $2,987
                                                      -------- -------    -------    -------
                                                      -------- -------    -------    -------



         D.      NET INCOME PER SHARE

         Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option and stock grant plans.


                                                                   (000's Omitted)

                                                           Quarter Ended       Nine Months Ended
                                                        -------------------   -------------------
                                                        June 26,   June 27,   June 26,   June 27,
                                                          1999       1998       1999      1998
                                                        --------   --------   --------   --------

          Average shares outstanding for basic           3,225      3,119      3,198       3,087
          Effect of potentially dilutive shares             98        146        118         138
                                                        --------   --------   --------   --------

          Average shares outstanding for diluted         3,323      3,265      3,316       3,225
                                                        --------   --------   --------   --------
                                                        --------   --------   --------   --------





         E.       LONG-TERM DEBT

         In February 1999, the Company extended the maturity date of its $30 million long-term revolving credit facility for one year to February 2001.


         F.       OTHER INCOME

         In June 1998, the Company completed the sale of a former industrial facility in Philadelphia which had been vacant. During fiscal 1997, the Company had completed the consolidation of its operations in Philadelphia from this older facility to a recently expanded, more efficient manufacturing facility also in Philadelphia. The selling price of the facility was $4.6 million, resulting in a pretax gain of approximately $2.0 million. The after-tax gain of approximately $1.1 million, or $.34 per diluted share, generated approximately $3.2 million of cash after taxes.

ITEM 2.                       COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the third quarter of fiscal 1999 increased 10% to $40.7 million compared to $36.9 million in the third quarter of fiscal 1998. Sales from the Company's core book manufacturing segment were up 10% to $40.3 million for the quarter primarily due to increased sales to religious and educational publishing customers. The Company's customized education segment consists of The Home School and Copyright Management Services (CMS). The Home School, which was acquired on September 30, 1997, is a direct marketer of books and other educational products for supplementing or replacing traditional education with home-based learning. CMS provides customized coursepacks and copyright clearance services primarily to colleges and universities. Revenues from these two newer businesses grew more than 50% during the third quarter to $0.4 million. The Company's fourth quarter historically represents the period of highest market demand for these educationally oriented ventures.

Gross profit increased to $9.8 million, or 24% of sales, in the third quarter compared to $9.3 million, or 25% of sales, in the same period last year. The increase in gross profit reflects the impact of the increased sales volume.

Selling and administrative expenses increased to $7.0 million in the third quarter from $6.8 million in the same period last year. However, as a percentage of sales, selling and administrative expenses decreased to 17% in the third quarter compared to 18% of sales in the corresponding period last year.

Interest expense was $121,000 in the third quarter of fiscal 1999 compared to $317,000 in the same period last year, reflecting a reduction in average borrowings of approximately $13 million as well as a slightly lower average interest rate.

Other income in the third quarter of fiscal 1998 represented a gain from the sale of a former industrial facility in Philadelphia which had been vacant. The selling price of the facility was $4.6 million, resulting in a pretax gain of approximately $2.0 million and an after-tax gain of approximately $1.1 million, or $.34 per diluted share.

The Company's effective tax rate for the third quarter was 32% compared to 39% in the third quarter last year. The decrease was due to state and local taxes in the prior year related to the sale of the Philadelphia facility, as well as an increased benefit from export related income in fiscal 1999.

Net income for the third quarter of fiscal 1999 was approximately $1.8 million, up 24% over last year's third quarter earnings of approximately $1.4 million, when adjusted to exclude the after-tax gain from the sale of real estate of approximately $1.1 million, or $.34 per diluted share. Net income per share on a diluted basis increased 22% to $.55 per share compared to the corresponding period last year, after adjusting to exclude the real estate gain. Net income in the third quarter of 1998, including the real estate gain, was $2.6 million, or $.79 per diluted share. Earnings from the Company's core book manufacturing operations increased to $2.3 million, 13% over last year's third quarter, reflecting increased sales volume. The Company's newer businesses, CMS and The Home School, reduced third quarter earnings by $.14 per diluted share compared to a reduction of $.17 per diluted share for the same period last year. Revenues and related earnings for these businesses, both of which are highly seasonal, are expected to increase in the fourth quarter coinciding with the months of highest market demand.

Weighted average shares outstanding increased approximately 58,000 shares over last year's third quarter largely due to options exercised under the Company's stock option plans.

For the nine months ended June 26, 1999, the Company reported net income of approximately $5.1 million, up 27% compared to the same period last year, after excluding the gain from the sale of real estate. Net income per share on a diluted basis increased 23% to $1.54 per share compared to the corresponding period last year, adjusted to exclude the real estate gain. Net income for the first nine months of 1998, including the real estate gain, was $5.1 million, or $1.59 per diluted share. Sales for the first nine months were $120.5 million, up 8% from $111.3 million in the corresponding period of fiscal

                               COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):

1998. The factors impacting third quarter results similarly affected year-to-date results. Sales from the Company's core book manufacturing operations increased by 8% to $119.3 million, while related earnings increased by 20% to $6.7 million compared to the first nine months of fiscal 1998. For the year to date, CMS and The Home School reduced earnings by $.47 per diluted share compared to $.48 per diluted share in the first nine months of fiscal 1998.

Effective September 27, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 132, "Employer Disclosures about Pensions and Other Postretirement Benefits". The adoption of SFAS No. 130 was not material to the consolidated financial statements due to a lack of any items defined as other comprehensive income by SFAS No. 130. The adoption of SFAS No. 132 was also not material to the consolidated financial statements. The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which will be effective for the Company's Annual Report for the fiscal year ending September 25, 1999, and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999), which will be effective in the Company's fiscal year ending September 29, 2001. The Company does not expect that the implementation of these new standards will be material to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

During the first nine months of fiscal 1999, operations provided approximately $9.4 million of cash. Net income was $5.1 million and depreciation and amortization were $6.4 million. Working capital utilized approximately $1.8 million of cash, largely due to an increase in inventories of approximately $1.2 million.

Investment activities in the first nine months of fiscal 1999 used approximately $2.3 million of cash for capital expenditures. For the entire fiscal year, capital expenditures are expected to be approximately $5 to $7 million, which includes approximately $0.6 million related to Year 2000 issues. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, continues to be vacant pending sale or lease. In addition, the Company intends to sell the unoccupied and underutilized portions of its multi-building complex in Westford, MA, which would result in reductions in building operating costs while maintaining current levels of book manufacturing at the site.

Financing activities for the first nine months of fiscal 1999 used approximately $6.0 million of cash, primarily for a $5.5 million reduction in long-term debt. In addition, dividend payments were $1.0 million. At June 26, 1999, the Company had no borrowings under its $30 million long-term revolving credit facility. In February 1999, the maturity date of the Company's revolving credit facility was extended one year to February 2001. On June 29, 1999, the Company repurchased a block of 20,000 shares of its common stock for $0.5 million because the Company believed the stock was attractively priced.

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

Operational systems have been inventoried and assessment has been completed. Less than 2% of operational systems were found to be non-compliant. Remediation is in process and is expected to be completed by September 1999.

The Company has substantially completed inventories and assessments of its IT systems in use at each of its locations and determined that many of the IT systems were not compliant. The Company is in the process of replacing or upgrading these systems with enterprise-wide systems across all of the Company's operations, utilizing a common IT infrastructure which collectively is designed to give the Company the benefit of new technology with enhanced functionality and resultant improvements in service and productivity. The replacement of non-compliant systems is complete at four locations. The remaining two locations are in process and are expected to be completed on schedule before the end of the fiscal year.

The Company is actively assessing the Y2K readiness of third parties (including suppliers, financial institutions and customers) with which it has a material relationship to identify potentially non-compliant parties. The Company has performed site visits and is actively working with the key suppliers of raw materials, such as paper mills and film and plate manufacturers. The Company believes that its most reasonably likely, worst-case Y2K scenario may involve non-compliant third parties, including suppliers of utilities. The Company is assessing the degree of exposure and risk of non-compliance by such third parties, which could include possible consequences such as temporary plant disruptions and delays in the receipt of key materials, the receipt of orders, the delivery of finished products and the preparation of invoices. The Company is developing contingency plans specific to these risks as it works with its key suppliers, customers and other parties. The Year 2000 Task Force will be continually developing contingency plans and monitoring the Y2K risks throughout 1999.

The Company continues to estimate the cost of achieving Y2K compliance to be approximately $2 million of which approximately half will be capital expenditures, primarily for new IT systems. Costs incurred in the first nine months of fiscal 1999 directly related to Y2K remediation were approximately $0.7 million bringing total costs to date to approximately $1.5 million, of which approximately $0.8 million was expensed. The remainder of the Y2K costs are expected to be incurred during fiscal 1999. The Y2K costs are expected to be funded through operating cash flows and available credit facilities. The Company does not separately track all of the internal costs incurred for the Y2K project, particularly the related payroll costs of its engineering and information technology groups.

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



                                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

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



                               COURIER CORPORATION
                                  (REGISTRANT)






       AUGUST 10, 1999                         By:  s/JAMES F. CONWAY III
---------------------------                        ---------------------------
         Date                                        James F. Conway III
                                                     Chairman, President and
                                                      Chief Executive Officer




       AUGUST 10, 1999                         By:  s/ROBERT P. STORY, JR.
---------------------------                        ---------------------------
         Date                                        Robert P. Story, Jr.
                                                     Senior Vice President and
                                                      Chief Financial Officer



        AUGUST 10, 1999                        By:  s/PETER M. FOLGER
---------------------------                        ---------------------------
         Date                                        Peter M. Folger
                                                     Vice President and
                                                      Chief Accounting Officer