Form 10-K
period 1999-09-25
COURIER CORP
filed 1999-12-09
CIK 25212

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 1999

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of November 22, 1999

                    Common Stock, $1 par value - $44,121,420

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 22, 1999

                     Common Stock, $1 par value - 3,258,104


                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on January 20, 2000 (Part III).



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

         Courier Corporation helps organizations manage the process of creating and distributing intellectual properties. Courier is the largest book manufacturer in the Northeast, offering services from preparation, production, media replication, kitting and packaging through storage and distribution. Products include Bibles, educational and consumer books, software kits and technical documentation for education, religious and consumer book publishers. Courier also operates businesses which respond to the need for greater choice in education. Copyright Management Services provides Internet-based solutions that enable educators to use coursepacks combining materials from multiple publishers. The Home School is a direct marketer of educational materials to families engaged in educating children at home.

         In December 1994, the Company formed Courier New Media, Inc. ("Courier New Media"), an information management services company which works with publishers and other information developers to create new products from new and existing intellectual properties. Simultaneously, Courier New Media launched a new business, Copyright Management Services ("CMS"). CMS specializes in managing the process of creating multiple-publisher college coursepacks for college professors utilizing an Internet-based ordering process (www.coursepack.com), enabling personalized course curriculum and 100% relevant materials for students. CMS obtains copyright permissions and provides either ready-to-print masters to a campus print shop, or high quality printed coursepacks to college bookstores.

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

         On September 30, 1997, the Company purchased the assets of The Home School Books & Supplies ("The Home School"), based in Arlington, Washington. The Home School markets curriculum and other learning materials direct to home schoolers through retail, catalog and e-commerce (www.thehomeschool.com) channels. It also offers free advice from experienced home schooling advisors.

         In May 1998, the Company consolidated its kitting, assembly, inventory management and related services from Courier New Media, located in North Chelmsford, Massachusetts, into Courier Stoughton where similar operations were performed. Simultaneously, North Chelmsford's end-user fulfillment operation was expanded to handle The Home School's national catalog roll out and other end-user fulfillment business.

         The Company operates in one primary business segment, book manufacturing, with a second smaller business segment in customized education. The Company has aggregated its book manufacturing business into one segment because of strong similarities in the economic characteristics, the nature of products and services, production processes, class of customer and distribution methods used. The book manufacturing segment offers services from preparation, production, media replication, kitting and packaging through storage and distribution for education, religious and consumer book publishers. The customized education segment, comprised of The Home School and CMS, responds to the demand for increased choice in the way educational information is received and used. Additional segment information, including the amounts of net sales, earnings or loss before taxes and total assets, for each of the last three fiscal years, is contained in the Notes to Consolidated Financial Statements on pages F-14 and F-15 included in this Annual Report on Form 10-K.

                                    PRODUCTS

         Courier's products include the manufacture of books, manuals and replicated diskettes and CD-ROMs for publishers, software developers and other information providers as well as related services involved in managing the process of creating and distributing these products. Courier provides manufacturing and related services from seven facilities in Westford, Stoughton and North Chelmsford, Massachusetts; Philadelphia, Pennsylvania; North Bergen, New Jersey; Kendallville, Indiana; and Arlington, Washington.

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

         In 1999, the Company launched an out-of-print book selling e-commerce business (www.bookhound.com) offering customers replica books manufactured from an original with copyright permission obtained from the publisher or author.

         CMS specializes in providing Internet-based solutions for creating multiple-publisher college coursepacks for college professors by obtaining copyright permissions and providing either ready-to-print masters to campus print shops or printed coursepacks to college bookstores.

         The Home School markets curriculum and other learning materials direct to home schoolers through retail, catalog and e-commerce channels. Retail operations and The Home School's Advisor Line and order center are located in Arlington, Washington, while catalog and e-commerce operations are located in North Chelmsford, Massachusetts. Customers may also obtain free advice from experienced home schooling advisors.

                             MARKETING AND CUSTOMERS

         Courier's book manufacturing services are primarily sold to publishers of educational, religious, consumer, professional and reference books and to computer software and hardware manufacturers.

         Courier's book manufacturing sales force of 21 people is responsible for all of the Company's sales to over 625 book manufacturing customers. Courier's salespeople operate out of sales offices located in New York, Chicago, Philadelphia, Hayward, California, North Chelmsford, Massachusetts, and North Bergen, New Jersey.

         Sales to one customer, The Gideons International, aggregated approximately 27% of consolidated sales in fiscal 1999 while sales to Pearson PLC aggregated approximately 15% of fiscal 1999 consolidated sales. The loss of either of these customers would have a material adverse effect on the Company. No other customer accounted for more than 10% of fiscal 1999 consolidated sales. The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 18% in fiscal 1999, 17% in fiscal 1998 and 18% in fiscal 1997.

         CMS markets its custom coursepack services to college bookstores, campus print shops and direct to professors nationwide. It utilizes direct marketing techniques including mailings and e-mail backed up by a World Wide Web site, www.coursepack.com, and related customer specific web sites, as well as one sales person and an internal direct response staff located in North Chelmsford, Massachusetts.

         The Home School markets curriculum and other learning materials direct to home schoolers through retail operations in Arlington, Washington, nationwide through catalog operations in North Chelmsford, Massachusetts and through a World Wide Web site, www.thehomeschool.com. It also offers customers free advice from experienced home schoolers.

                                   COMPETITION

         All phases of Courier's business are highly competitive. The printing and publishing industries, exclusive of newspapers, include over 50,000 establishments. While most of these establishments are relatively small, several of Courier's competitors are considerably larger or are affiliated with companies which are considerably larger and have greater financial resources than Courier. In recent years, consolidation of both customers and competitors within the Company's markets has increased pricing pressures. The major competitive factors in Courier's book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity, related services and technology support.

         CMS's competition is primarily from university bookstores and printshops which perform copyright clearance and coursepack production in-house for the university. CMS distinguishes its products and services on the basis of convenience, high-quality manufacturing and price.

         The home schooling market is highly competitive ranging from small local retail bookstores to national catalog book sellers to on-line book retailers. The Home School distinguishes itself by offering a wide range of top quality curriculum and free advice exclusively from experienced home schooling advisors.

                             MATERIALS AND SUPPLIES

         Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, cover stock and casebinding materials, from numerous suppliers, and is not dependent upon any one source for its requirements. Many of Courier's book manufacturing customers purchase their own paper and furnish it at no charge to these operations for book production. The Home School purchases books and other learning materials from over 100 educational publishers and it is not dependent upon any one source.

                            ENVIRONMENTAL REGULATIONS

         The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable federal, state and local environmental laws and regulations. The Company may make up to $500,000 on such capital expenditures in fiscal year 2000. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company's earnings or competitive position.

                                    EMPLOYEES

         The Company and its subsidiaries employed 1,320 persons at September 25, 1999 compared to 1,254 a year ago.

                                      OTHER

         Courier's overall business is not significantly seasonal in nature. Seasonal demand from educational publishers is highest in the Company's first and fourth quarters, but this has been offset by demand from other customers. Demand for CMS and The Home School products and services is highest in the Company's fourth quarter.

         There is no portion of Courier's business subject to cancellation of government contracts or renegotiation of profits. Courier holds no patents, licenses other than third-party software, franchises or concessions which are important to its operations. The Company considers Courier, Courier New Media, The Home School, Copyright Management Services, E-Master, CoursepackCounselors, CampusPrint and Coursepack.com to be proprietary trademarks. In addition, www.coursepack.com, www.coursepackconnection.com, www.thehomeschool.com and www.bookhound.com are proprietary Universal Resource Locators (URL) on the World Wide Web for Courier's businesses and are important to their operations.

ITEM 2. PROPERTIES.

                                 REAL PROPERTIES

         The following schedule lists the facilities occupied by Courier at September 25, 1999. The list also includes real estate which is held for sale or lease, as discussed in Note J to the Consolidated Financial Statements, which appears on page F-14 of this Annual Report on Form 10-K. Courier considers its plants and other facilities to be well maintained and suitable for the purpose intended.

                                                                        Owned/           Size in
Principal Activity and Location (Year Constructed)                      Leased           Sq. Ft.
--------------------------------------------------                      ------           -------
CORPORATE HEADQUARTERS AND EXECUTIVE OFFICES
   North Chelmsford, MA (1973, 1996)                                     Owned            69,000 (1)
BOOK MANUFACTURING AND WAREHOUSING
  Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)            Owned           593,000 (2)
  Kendallville plant, Kendallville, IN (1978)                            Owned           155,000
  National plant, Philadelphia, PA (1975, 1997)                          Owned           229,000 (3)
  Stoughton plant, Stoughton, MA (1980)                                  Leased          169,000
  Book-mart plant, North Bergen, NJ (1917, 1935, 1997)                   Leased           75,000
REAL ESTATE HELD FOR SALE OR LEASE
  Raymond, NH (1973)                                                     Owned            59,000 (4)

(1) In September 1996, the Company relocated its corporate headquarters into approximately 21,000 square feet of an existing facility in North Chelmsford, MA which also houses CMS, The Home School, warehousing and end user fulfillment operations.
(2) In April 1999, the Company announced its intention to offer for sale the old, unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA.
(3) In December 1996, the Company completed construction of a 100,000 square foot addition to its Philadelphia manufacturing facility. The expansion enabled the Company to consolidate operations located in an older multistory facility to the newer, more efficient property. The older multistory facility, which was vacated in January 1997, was sold in June 1998.
(4) This building, which had been leased through June 1996 to the purchaser of the Company's former forms printing business, is now vacant pending sale or lease.


                                    EQUIPMENT

        The Company's products are manufactured on equipment which in most cases is owned by the Company, although it leases computers, image setters and electronic printing systems which are subject to more rapid obsolescence. In addition, it leases three printing presses where title is held by the lessor. Capital expenditures amounted to approximately $5.0 million in 1999, $4.1 million in 1998 and $6.7 million in 1997. Capital expenditures in fiscal 1999 were for new binding equipment, computer-to-plate equipment, information systems improvements and other equipment to lower costs and improve throughput. Fiscal 2000 capital expenditures are expected to be approximately $12 million. Courier considers its equipment to be in good operating condition and adequate for its present needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the quarter ended September 25, 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

        The information required by this Item is contained in the section captioned "Selected Quarterly Financial Data (Unaudited)" which appears on page F-16 of this Annual Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A of Notes to Consolidated Financial Statements, which appears on page F-7 of this Annual Report on Form 10-K. The Company engages neither in speculative nor derivative trading activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item is contained on pages F-1 through F-15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Courier's executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III                47           Chairman, President and Chief
                                                Executive Officer

George Q. Nichols                  70           Corporate Senior Vice President
                                                and President of National
                                                Publishing Company

Robert P. Story, Jr.               48           Senior Vice President and
                                                Chief Financial Officer

Thomas G. Osenton                  46           Senior Vice President and
                                                Chief Marketing Officer

Peter M. Folger                    46           Vice President and
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

         Mr. Folger has been Controller since 1982 and became Vice President in November 1992.

        All other information called for by Item 10 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 20, 2000. Such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

                                       and

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                       and

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information called for by Items 11, 12 and 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 20, 2000. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)     DOCUMENTS FILED AS PART OF THIS REPORT

        1.      FINANCIAL STATEMENTS                                                    PAGE(S)
                _       Independent Auditors' Report                                     F-1
                _       Consolidated Statements of Income for each of the three
                        years in the period ended September 25, 1999                     F-2
                _       Consolidated Balance Sheets as of September 25, 1999
                        and September 26, 1998                                           F-3 to F-4
                _       Consolidated Statements of Cash Flows for each of the
                        three years in the period ended September 25, 1999               F-5
                _       Consolidated Statements of Changes in Stockholders' Equity
                        for each of the three years in the period ended
                        September 25, 1999                                               F-6
                _       Notes to Consolidated Financial Statements                       F-7 to F-15


        2.      FINANCIAL STATEMENT SCHEDULE

                _       Schedule II - Consolidated Valuation and
                        Qualifying Accounts                                              S-1


        3.      EXHIBITS

EXHIBIT NO.             DESCRIPTION OF EXHIBIT

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

3B By-Laws of Courier Corporation, amended and restated as of March 18, 1999 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, dated March 18, 1999, and incorporated herein by reference).

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

10C-3+ Amendment, effective September 24, 1998, to the 1989 Deferred Income Stock Option Plan for Non-employee Directors (filed as
                Exhibit 10C-3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

10C-4+ Amendment, effective January 21, 1999, to the 1989 Deferred Income Stock Option Plan for Non-employee Directors (described in Item 3 of the Company's Proxy Statement for the Annual Meeting of Stockholders held January 21, 1999, and incorporated herein by reference).

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

10F+ Courier Corporation Senior Executive Severance Program and Agreements, dated October 25, 1988 pursuant to the program with Messrs. Conway III, Nichols, Story, Folger and Osenton (filed as
                Exhibit 10P to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

10G Rights Agreement between Courier Corporation and State Street Bank and Trust Company dated March 18, 1999 (filed as Exhibit
                4.1 to the Company's Current Report on Form 8-K, dated March 18, 1999, and incorporated herein by reference).

10H+ 1989 Incentive Program, as amended and restated on May 28, 1992 for the purchase of Courier Common Stock by Executive Officers and Key Employees of the Corporation (filed as Exhibit 10H to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, and incorporated herein by reference).

10I+ Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on January 21, 1999, and incorporated herein by reference).

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

10L-4 Amendment, dated February 26, 1999, to Note Agreement between Courier Corporation, State Street Bank and Trust Company and BankBoston, N.A., providing for a $30 million revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 1999, and incorporated herein by reference).

10L-5* Amendment, dated July 22, 1999, to Note Agreement between Courier Corporation, State Street Bank and Trust Company, BankBoston, N.A. and KeyBank National Association, providing for a $30 million revolving credit facility.

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

10O-2+ Amendment, effective September 24, 1998, to the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10O-2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

10O-3+ Amendment, effective January 21, 1999, to the Courier Corporation 1993 Stock Incentive Plan (described in Item 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders held January 21, 1999, and incorporated herein by reference).

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

10R Master Lease Finance Agreement, dated as of September 23, 1998 between Courier Corporation and General Electric Capital Corporation (filed as Exhibit 10R to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

21*             Schedule of Subsidiaries.

23*             Consent of Deloitte & Touche LLP, independent auditors.

27*             Financial Data Schedule.

-----------------------------
* Exhibit is furnished herewith.
+ Designates a Company compensation plan or arrangement.




(B)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 2, 1999.

                             COURIER CORPORATION

                           By:      S/JAMES F. CONWAY III
                              ------------------------------------
                                 James F. Conway III
                                    Chairman, President and
                                    Chief Executive Officer

                           By:      S/ROBERT P. STORY, JR.
                              ------------------------------------
                                 Robert P. Story, Jr.
                                    Senior Vice President and
                                    Chief Financial Officer

                           By:      S/PETER M. FOLGER
                              ------------------------------------
                                 Peter M. Folger
                                    Vice President and Chief
                                    Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 2, 1999.

     S/JAMES F. CONWAY III                            S/GEORGE Q. NICHOLS
---------------------------------               -------------------------------
James F. Conway III                              George Q. Nichols
  Chairman, President and                        Director
  Chief Executive Officer

     S/KATHLEEN FOLEY CURLEY                         S/CHARLES E. OTTO
---------------------------------               -------------------------------
Kathleen Foley Curley                            Charles E. Otto
   Director                                         Director

     S/RICHARD K. DONAHUE                             S/ROBERT P. STORY, JR.
---------------------------------               -------------------------------
Richard K. Donahue                               Robert P. Story, Jr.
  Director                                          Director

    S/EDWARD J. HOFF                               S/W. NICHOLAS THORNDIKE
---------------------------------               -------------------------------
Edward J. Hoff                                   W. Nicholas Thorndike
   Director                                         Director

    S/ARNOLD S. LERNER
---------------------------------
Arnold S. Lerner
   Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Courier Corporation:

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the "Company") as of September 25, 1999 and September 26, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 25, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 1999 and September 26, 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 25, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
November 4, 1999

CONSOLIDATED
      STATEMENTS OF INCOME


                                                                FOR THE YEARS ENDED
                                            ------------------------------------------------------------
                                            SEPTEMBER 25, 1999   SEPTEMBER 26, 1998   SEPTEMBER 27, 1997
                                            ------------------------------------------------------------
Net sales                                        $ 163,991,000        $ 151,591,000        $ 131,433,000
Cost of sales                                      123,184,000          113,923,000          103,311,000
                                            ------------------------------------------------------------
   Gross profit                                     40,807,000           37,668,000           28,122,000
Selling and administrative expenses                 27,726,000           26,653,000           20,945,000
Interest expense                                       524,000            1,303,000              867,000
Other income (expense) (Note J)                              -            2,043,000             (306,000)
                                            ------------------------------------------------------------
   Income before taxes                              12,557,000           11,755,000            6,004,000
Provision for income taxes (Note C)                  4,181,000            4,030,000            1,688,000
                                            ------------------------------------------------------------
Net income                                       $   8,376,000        $   7,725,000        $   4,316,000
                                            ============================================================
Net income per share (Notes A and H):
   Basic                                                $ 2.61               $ 2.49               $ 1.44
   Diluted                                              $ 2.52               $ 2.37               $ 1.41
Cash dividends declared per share                       $  .42               $ .385               $  .32
                                            ============================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED
      BALANCE SHEETS


ASSETS                                                           SEPTEMBER 25, 1999  SEPTEMBER 26, 1998
-------------------------------------------------------------------------------------------------------

Current assets:
   Cash and cash equivalents (Note A)                                 $   3,460,000        $    722,000
   Accounts receivable, less allowance for uncollectible
     accounts of $937,000 in 1999 and $1,078,000 in 1998                 31,388,000          27,941,000
   Inventories (Note B)                                                  12,232,000          10,828,000
   Deferred income taxes (Note C)                                         1,915,000           1,758,000
   Other current assets                                                     271,000             847,000
                                                                 --------------------------------------
       Total current assets                                              49,266,000          42,096,000


Property, plant and equipment (Notes A and D):
   Land                                                                   1,059,000           1,059,000
   Buildings and improvements                                            19,052,000          18,803,000
   Favorable building lease                                               2,816,000           2,816,000
   Machinery and equipment                                               79,967,000          77,490,000
   Furniture and fixtures                                                 1,700,000           1,668,000
   Construction in progress                                               1,723,000             523,000
                                                                 --------------------------------------
                                                                        106,317,000         102,359,000
   Less-Accumulated depreciation and amortization                       (75,689,000)        (69,102,000)
                                                                 --------------------------------------
     Property, plant and equipment, net                                  30,628,000          33,257,000

Real estate held for sale or lease, net (Note J)                            344,000             336,000
Goodwill and other intangibles, net (Notes A and I)                      10,750,000          11,421,000
Other assets                                                                524,000             520,000
                                                                 --------------------------------------
         Total assets                                                 $  91,512,000        $ 87,630,000
                                                                 ======================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED
      BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                       SEPTEMBER 25, 1999   SEPTEMBER 26, 1998
------------------------------------------------------------------------------------------------------------------

Current liabilities:
   Current maturities of long-term debt (Note D)                                $     338,000         $    312,000
   Accounts payable                                                                11,644,000            9,294,000
   Accrued payroll                                                                  5,173,000            4,319,000
   Accrued taxes                                                                    5,162,000            4,935,000
   Other current liabilities                                                        5,034,000            6,709,000
                                                                                ----------------------------------
     Total current liabilities                                                     27,351,000           25,569,000
Long-term debt (Note D)                                                             1,193,000            6,781,000
Deferred income taxes (Note C)                                                      2,693,000            2,992,000
Other liabilities                                                                   2,716,000            2,498,000
                                                                                ----------------------------------
     Total liabilities                                                             33,953,000           37,840,000
                                                                                ----------------------------------
Commitments and contingencies (Note E)
Stockholders' equity (Notes A and F):
   Preferred stock, $1 par value-authorized 1,000,000 shares; none issued
   Common stock, $1 par value:
     Shares                                           1999             1998
     ----------------------------------------------------------------------
     Authorized                                  6,000,000        6,000,000
     Issued                                      3,750,000        3,750,000
     Outstanding                                 3,233,000        3,172,000         3,750,000            3,750,000
   Additional paid-in capital                                                       1,258,000              384,000
   Retained earnings                                                               56,486,000           49,464,000
   Treasury stock, at cost: 517,000 shares in 1999 and 578,000 shares in 1998      (3,935,000)          (3,808,000)
                                                                                ----------------------------------
       Total stockholders' equity                                                  57,559,000           49,790,000
                                                                                ----------------------------------
       Total liabilities and stockholders' equity                               $  91,512,000         $ 87,630,000
                                                                                ==================================


CONSOLIDATED
      STATEMENTS OF CASH FLOWS


                                                                               FOR THE YEARS ENDED
----------------------------------------------------------------------------------------------------------------------
                                                         SEPTEMBER 25, 1999    SEPTEMBER 26, 1998   SEPTEMBER 27, 1997
                                                         -------------------------------------------------------------

Operating Activities:
   Net income                                                 $   8,376,000         $  7,725,000          $  4,316,000
   Adjustments to reconcile net income to
     cash provided from operating activities:
       Depreciation and amortization                              8,282,000            8,541,000             7,237,000
       Deferred income taxes                                       (456,000)            (499,000)             (812,000)
       Change in accounts receivable                             (3,447,000)          (2,022,000)            1,671,000
       Change in inventory                                       (1,404,000)          (1,010,000)             (705,000)
       Change in accounts payable                                 2,350,000             (263,000)             (472,000)
       Change in accrued taxes                                      227,000              (26,000)              364,000
       Change in other elements of working capital                 (245,000)           1,891,000             1,431,000
       Other, net                                                   687,000           (1,695,000)            1,051,000
                                                         -------------------------------------------------------------
Cash provided from operating activities                          14,370,000           12,642,000            14,081,000
                                                         -------------------------------------------------------------
Investment Activities:
   Business acquisitions (Note I)                                         -             (563,000)          (12,701,000)
   Capital expenditures                                          (4,999,000)          (4,147,000)           (6,732,000)
   Proceeds from sale of assets (Note J)                                  -            4,600,000                     -
                                                         -------------------------------------------------------------
Cash used for investment activities                              (4,999,000)            (110,000)          (19,433,000)
                                                         -------------------------------------------------------------
Financing Activities:
   Scheduled long-term debt repayments                             (312,000)            (387,000)             (466,000)
   Other long-term borrowings (repayments)                       (5,250,000)         (11,500,000)            7,404,000
   Cash dividends                                                (1,354,000)          (1,205,000)             (969,000)
   Stock repurchases                                               (455,000)                   -              (882,000)
   Proceeds from stock plans                                        738,000            1,255,000               259,000
                                                         -------------------------------------------------------------
Cash provided from (used for) financing activities               (6,633,000)         (11,837,000)            5,346,000
                                                         -------------------------------------------------------------
Increase (decrease) in cash and equivalents                       2,738,000              695,000                (6,000)
Cash and equivalents at the beginning of the period                 722,000               27,000                33,000
                                                         -------------------------------------------------------------
Cash and equivalents at the end of the period                 $   3,460,000         $    722,000            $   27,000
                                                         =============================================================
Supplemental cash flow information:
   Interest paid                                              $     396,000         $  1,243,000          $    774,000
   Income taxes paid (net of receipts)                        $   3,939,000         $  4,498,000          $  2,060,000
                                                         =============================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED
      STATEMENTS OF CHANGES
      IN STOCKHOLDERS' EQUITY


                                         COMMON       ADDITIONAL        RETAINED    TREASURY      STOCKHOLDERS'
                                          STOCK     PAID-IN CAPITAL     EARNINGS      STOCK           EQUITY
--------------------------------------------------------------------------------------------------------------
Balance, September 28, 1996          $  4,500,000    $ 9,055,000   $  48,713,000  $ (23,504,000)  $ 38,764,000
   Net income                                   -              -       4,316,000              -      4,316,000
   Cash dividends                               -              -        (969,000)             -       (969,000)
   Stock repurchases                            -              -               -       (882,000)      (882,000)
   Stock plan activity                          -        125,000               -        194,000        319,000
   Shares issued in connection with
     business acquisition (Note I)              -         97,000               -        103,000        200,000
                                   ---------------------------------------------------------------------------
Balance, September 27, 1997             4,500,000      9,277,000      52,060,000    (24,089,000)    41,748,000
   Net income                                   -              -       7,725,000              -      7,725,000
   Cash dividends                               -              -      (1,205,000)             -     (1,205,000)
   Stock plan activity                          -        734,000               -        788,000      1,522,000
   Convert treasury shares (Note A)    (2,000,000)    (9,627,000)     (7,866,000)    19,493,000              -
   Stock dividend (Note A)              1,250,000              -      (1,250,000)             -              -
                                   ---------------------------------------------------------------------------
Balance, September 26, 1998             3,750,000        384,000      49,464,000     (3,808,000)    49,790,000
   Net income                                   -              -       8,376,000              -      8,376,000
   Cash dividends                               -              -      (1,354,000)             -     (1,354,000)
   Stock repurchase                             -              -               -       (455,000)      (455,000)
   Stock plan activity                          -        874,000               -        328,000      1,202,000
                                   ---------------------------------------------------------------------------
Balance, September 25, 1999          $  3,750,000    $ 1,258,000   $  56,486,000  $  (3,935,000)  $ 57,559,000
                                   ===========================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED
      FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Courier Corporation ("Courier" or the "Company") helps organizations manage the process of creating and distributing intellectual properties. Courier's book manufacturing business offers services from preparation, production, media replication, kitting and packaging through storage and distribution for education, religious and consumer book publishers. Courier also operates businesses which respond to the need for greater choice in education, providing Internet-based solutions for custom coursepacks, as well as direct marketing of educational materials to families engaged in educating children at home.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions. Such financial statements have been prepared in conformity with generally accepted accounting principles which require the use of certain estimates and assumptions. Certain amounts for fiscal years 1998 and 1997 have been reclassified in the accompanying financial statements in order to conform with the current year's presentation.

FINANCIAL INSTRUMENTS: Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations. The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At September 25, 1999 and September 26, 1998, the fair market value of the Company's financial instruments approximated their carrying values.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized in fiscal years 1999 and 1998; approximately $34,000 was capitalized in fiscal 1997. The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 3 to 11 years, except for depreciation on buildings and improvements which is based on estimated useful lives ranging from 10 to 40 years.

Leasehold improvements and a favorable building lease are amortized on a straight-line basis over the shorter of their useful life or the term of the lease. Expenditures for maintenance and repairs are charged against income as incurred; betterments which increase the value or materially extend the life of the related assets are capitalized. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

GOODWILL: Goodwill arising from recent business acquisitions, which are discussed more fully in Note I, is being amortized using the straight-line method over periods ranging from 5 to 20 years. Amortization expense was approximately $597,000 for fiscal years 1999 and 1998, and approximately $97,000 for fiscal 1997. The Company continues to carry goodwill of approximately $1.2 million arising from the purchase of a company prior to October 31, 1970; such amount is not being amortized because management believes that the value has not diminished.

INCOME TAXES: Deferred income tax liabilities and assets are determined based upon the differences between the financial statement and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which these differences are expected to reverse.

REVENUE RECOGNITION: Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership.

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

STOCK SPLIT: In June 1998, the Company distributed a three-for-two stock split effected in the form of a 50% stock dividend. Per share amounts for periods prior to June 1998 presented in the accompanying consolidated financial statements have been restated to give effect to the stock split. In addition, related to this stock split, the Company converted 2,000,000 shares of treasury stock to authorized but unissued shares.

TREASURY STOCK: The Company has historically used treasury stock for stock options and grants and intends to continue to use treasury stock for such purposes.

NEW ACCOUNTING PRONOUNCEMENTS: Effective September 27, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income and net income were the same for each of the three years ended September 25, 1999. The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999), which will be effective in the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of this new standard will have on the consolidated financial statements.

B. INVENTORIES

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for most inventories. Inventories as of September 25, 1999 and September 26, 1998 consisted of the following:


                              1999              1998
----------------------------------------------------
Raw materials          $ 2,945,000      $  3,171,000
Work in process          5,899,000         4,903,000
Finished goods           3,388,000         2,754,000
                    --------------------------------
Total                  $12,232,000      $ 10,828,000
                    ================================



On a first-in, first-out (FIFO) basis, reported year-end inventories would have been higher by $5.5 million in fiscal 1999 and $5.3 million in fiscal 1998.

NOTES TO CONSOLIDATED
      FINANCIAL STATEMENTS

C.INCOME TAXES

The statutory federal tax rate is 34%. The total provision differs from that computed using the statutory federal income tax rate for the following reasons:


                                                                       1999              1998             1997
--------------------------------------------------------------------------------------------------------------
Federal income taxes at statutory rate                           $4,269,000       $ 3,997,000       $2,041,000
State income taxes, net of federal income tax benefit               397,000           428,000          189,000
Export related income                                              (499,000)         (310,000)        (288,000)
Donation of real estate                                                   -                 -         (300,000)
Other                                                                14,000           (85,000)          46,000
                                                            --------------------------------------------------
Total                                                            $4,181,000       $ 4,030,000       $1,688,000
                                                            ==================================================


The provision for income taxes consisted of the following:


                                                                       1999              1998             1997
--------------------------------------------------------------------------------------------------------------
Currently payable:
   Federal                                                       $3,972,000       $ 3,697,000       $2,040,000
   State                                                            665,000           832,000          460,000
                                                            --------------------------------------------------
                                                                  4,637,000         4,529,000        2,500,000
                                                            --------------------------------------------------
Deferred:
   Federal                                                         (392,000)         (315,000)        (638,000)
   State                                                            (64,000)         (184,000)        (174,000)
                                                            --------------------------------------------------
                                                                   (456,000)         (499,000)        (812,000)
                                                            --------------------------------------------------
Total                                                            $4,181,000       $ 4,030,000       $1,688,000
                                                            ==================================================


The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of September 25, 1999 and September 26, 1998:


                                                                       1999              1998
--------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Vacation accrual not currently deductible                     $  510,000       $   444,000
   Other accruals not currently deductible                          238,000           375,000
   Non-deductible reserves                                        1,138,000           881,000
   Other                                                             29,000            58,000
                                                            ---------------------------------
     Classified as current                                        1,915,000         1,758,000
Deferred compensation arrangements                                1,019,000         1,058,000
Charitable contributions carryforward                                     -            74,000
Other                                                               133,000            75,000
                                                            ---------------------------------
   Total deferred tax assets                                     $3,067,000       $ 2,965,000
                                                            =================================
Deferred tax liabilities:
         Accelerated depreciation                                $3,845,000       $ 4,199,000
                                                            =================================


Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

NOTES TO CONSOLIDATED
      FINANCIAL STATEMENTS

D. LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                                         1999             1998
--------------------------------------------------------------------------------------------------------------
Obligation under industrial development bond arrangement
  at 3%, payable in monthly installments through May 2011                          $  972,000      $ 1,041,000
9.5% secured promissory note, payable in monthly installments
   through October 2001                                                               559,000          802,000
Obligation under revolving bank credit facility                                             -        5,250,000
                                                                                ------------------------------
                                                                                    1,531,000        7,093,000
Less: Current maturities                                                              338,000          312,000
                                                                                ------------------------------
Total                                                                              $1,193,000      $ 6,781,000
                                                                                ==============================


Scheduled aggregate principal payments of long-term debt are $338,000 in fiscal 2000, $366,000 in fiscal 2001, $76,000 in fiscal 2002, $78,000 in fiscal 2003,
$80,000 in fiscal 2004 and $593,000 thereafter.

In July 1999, the Company amended its $30 million long-term revolving credit facility with State Street Bank and Trust Company and BankBoston, N.A. to add a third bank, KeyBank National Association. The amendment also extended the maturity date of the revolving credit facility to March 2002. Under this credit facility, the Company can borrow at a rate not to exceed the lesser of LIBOR plus 1.5% or the bank's money market rates. There were no borrowings under this facility at September 25, 1999. The Company has not had any short-term borrowings during the three fiscal years ended September 25, 1999.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the incurring of additional indebtedness and a quarterly test of EBITDA to debt service. It also provides for a commitment fee not to exceed 3/8% per annum on the unused portion. The industrial bond arrangement and the 9.5% promissory note provide for a lien on the assets acquired with the proceeds.

E. COMMITMENTS AND CONTINGENCIES

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged against income under such leases approximated $3,553,000 in fiscal 1999, $2,872,000 in fiscal 1998 and $2,365,000 in fiscal 1997. As of September 25, 1999, minimum annual rental commitments under the Company's long-term operating leases are approximately $3,556,000 in fiscal 2000, $3,282,000 in fiscal 2001, $2,120,000 in fiscal 2002, $1,682,000 in fiscal 2003, $1,556,000 in fiscal 2004 and
$3,024,000 in the aggregate thereafter.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

F. STOCK ARRANGEMENTS

STOCK OPTION/INCENTIVE PLANS: The Courier Corporation 1993 Stock Incentive Plan, as amended and restated, replaced the expiring 1983 Stock Option Plan. In January 1999, stockholders approved an amendment to the plan which provided an increase in the number of shares available for the granting of stock options and stock grants under the plan by 100,000 shares to a total of 445,000 shares. Under the provisions of each plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees. The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.

NOTES TO CONSOLIDATED
      FINANCIAL STATEMENTS


DIRECTORS' OPTION PLAN: A 1989 plan, as amended in November 1993, allows members of the Company's Board of Directors to make an election to apply either 50% or 100% of their annual retainer fee, including the committee chair retainer, toward the annual grant of a stock option to be offered at a price per share $5 below the fair market value of the Company's common stock at the time the option is granted. Retainer fees for fiscal 1999 amounted to $16,000 per director; in addition, the two committee chair fees amounted to a total of $15,000 for fiscal 1999. In January 1999, the stockholders approved amendments to the plan increasing the number of shares available for issuance by the plan by 100,000 to a total of 250,000 shares and deleting the termination date, which would have been September 28, 1999.

The following is a summary of all option activity for these plans:


                                                   STOCK OPTION/INCENTIVE PLANS        DIRECTORS' OPTION PLAN
--------------------------------------------------------------------------------------------------------------
                                                                    AVERAGE                            AVERAGE
                                                                   EXERCISE                           EXERCISE
                                                    SHARES          PRICE              SHARES           PRICE
                                              ----------------------------------------------------------------
Outstanding at September 28, 1996                  362,778          $  9.85            35,100          $  8.77
   Issued during period                             31,538            14.50            21,000             7.46
   Exercised during period                          (5,250)            6.38           (13,200)            7.40
   Canceled during period                           (2,250)           12.89                 -                -
   Expired during period                           (15,450)           13.25                 -                -
                                              ----------------------------------------------------------------
Outstanding at September 27, 1997                  371,366          $ 10.13            42,900          $  8.69
   Issued during period                             35,300            21.46            24,000            11.29
   Exercised during period                        (137,510)            8.69           (22,500)            9.43
   Canceled during period                           (3,599)           10.11                 -                -
                                              ----------------------------------------------------------------
Outstanding at September 26, 1998                  265,557          $ 12.39            44,400          $  9.72
   Issued during period                              5,000            23.75            18,000            15.75
   Exercised during period                         (59,329)           10.63           (20,600)           10.47
                                              ----------------------------------------------------------------
Outstanding at September 25, 1999                  211,228          $ 13.15            41,800          $ 11.95
                                              ================================================================
Exercisable at September 25, 1999                  160,925          $ 11.76            41,800          $ 11.95
Available for future grants                        159,537                -           110,500                -


The following table presents information with regard to all stock options outstanding at September 25, 1999:


                                                                                                         DIRECTORS'
                                                             STOCK OPTION/INCENTIVE PLANS               OPTION PLAN
-------------------------------------------------------------------------------------------------------------------
                                                                      $  8.83-    $ 14.17-    $ 22.83-     $  7.46-
Range of Exercise Prices                                  $  4.67     $ 13.17     $ 20.75     $ 27.25      $ 15.75
-------------------------------------------------------------------------------------------------------------------
Options outstanding                                         5,250     130,241      61,887      13,850       41,800
Weighted average exercise price of options outstanding    $  4.67     $ 10.37     $ 17.36     $ 23.64      $ 11.95
Weighted average remaining life                         3.2 years   2.2 years   5.0 years   5.0 years    3.1 years
Options exercisable                                         5,250     118,978      33,747       2,950       41,800
Weighted average exercise price of options exercisable    $  4.67     $ 10.44     $ 16.48     $ 23.58      $ 11.95



STOCK GRANT PLAN: The Company established a stock grant plan in 1977 entitling key employees to receive shares of common stock of the Company. Shares granted are either fully vested or vest over periods up to 5 years. The maximum number of shares of common stock which may be awarded under the stock grant plan is 198,750 and no more than 33,750 shares may be awarded in any one fiscal year. The number of shares granted under the plan were 100 in fiscal 1999, 2,000 in fiscal 1998 and 3,000 in fiscal 1997. The related compensation expense, based on the amortization over the vesting period of the fair market value of the shares on the date granted, was $42,000 in fiscal 1999, $52,000 in fiscal 1998 and $22,000 in fiscal 1997. As of September 25, 1999, there were 4,828 shares available for future grants under the plan.

NOTES TO CONSOLIDATED
      FINANCIAL STATEMENTS

EMPLOYEE STOCK PURCHASE PLAN: The Company's 1999 Employee Stock Purchase Plan
(ESPP), approved by stockholders in January 1999 to replace the expiring 1989 ESPP, covers an aggregate of 100,000 shares of Company common stock for issuance under the plan. Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the beginning or end of the grant period. During fiscal 1999, 9,737 shares were issued under the plan at an average price of $17.23 per share. At September 25, 1999, an additional 90,263 shares were reserved for future issuances.

STOCKHOLDERS' RIGHTS PLAN: In March 1999, the Board of Directors adopted a ten-year stockholders' rights plan, replacing a plan which expired in October 1998. Under the plan, the Company's stockholders of record at March 19, 1999 received rights to purchase one one-thousandth of a share of preferred stock for each share of common stock held on that date. The rights are not exercisable, or transferable apart from the common stock, until certain events occur.

PRO FORMA DISCLOSURES: The Company accounts for its stock plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Had compensation cost for grants under the ESPP and for stock options granted after 1995 been determined under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been $8,026,000, or $2.42 per diluted share, for fiscal 1999; $7,511,000, or
$2.31 per diluted share, for fiscal 1998; and $4,230,000, or $1.38 per diluted share, for fiscal 1997. The pro forma effect on net income and net income per diluted share for fiscal 1999, fiscal 1998 and fiscal 1997 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to options granted prior to fiscal 1996.

For purposes of pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following key assumptions were used to value grants issued:


                                                        1999              1998             1997
-----------------------------------------------------------------------------------------------
Risk-free interest rate                                 6.3%              4.9%             6.2%
Expected volatility                                      42%               35%              34%
Expected dividend yields                                1.7%              2.0%             2.3%
Estimated life for grants under:
   1993 Stock Incentive Plan                         7 years           7 years          7 years
   Directors' Option Plan                            5 years           5 years          5 years
   Employee Stock Purchase Plan                     6 months          6 months         6 months
                                                ===============================================


Using the Black-Scholes model, following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years:


                                                    1993 STOCK INCENTIVE PLAN   DIRECTORS' OPTION PLAN
------------------------------------------------------------------------------------------------------
On grant date:                                        1999     1998     1997     1999    1998     1997
                                                 -----------------------------------------------------
Exercise price was equal to stock price             $10.76    $7.74    $5.29        -       -        -
Exercise price was in excess of stock price              -    $5.98    $4.16        -       -        -
Exercise price was less than stock price                 -        -        -    $9.31   $5.79    $3.73


NOTES TO CONSOLIDATED
      FINANCIAL STATEMENTS

G. RETIREMENT PLANS

The Company and its consolidated subsidiaries maintain various retirement plans covering substantially all of its employees. Retirement costs of multi-employer union plans consist of defined contributions determined in accordance with the respective collective bargaining agreements. Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan (ESOP). Retirement costs amounted to $2,330,000 in fiscal 1999, $2,202,000 in fiscal 1998 and $1,730,000 in fiscal 1997.

The Profit Sharing and Savings Plan is qualified under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 16% of their compensation, with the Company matching 25% of the first 6% of employee contributions. The Company also makes contributions to the plan annually based on profits each year for the benefit of all eligible non-union employees.

Shares of Company common stock may be allocated to participants' ESOP accounts annually based on their compensation as defined in the plan. During fiscal years 1999, 1998 and 1997, no such shares were allocated to eligible participants. At September 25, 1999, the ESOP held 177,741 shares on behalf of the participants.

H. NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option and stock grant plans.


                                                             1999          1998         1997
--------------------------------------------------------------------------------------------
Average shares outstanding for basic                    3,204,000     3,100,000    3,007,000
Effect of potentially dilutive shares                     115,000       154,000       60,000
                                                    ----------------------------------------
Average shares outstanding for dilutive                 3,319,000     3,254,000    3,067,000
                                                    ========================================



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

In addition, one of such executives was issued 25,000 shares (subject to a four-year vesting schedule) in connection with an employment agreement. The acquisition was accounted for as a purchase and, accordingly, Book-mart's results of operations have been included in the consolidated financial statements from July 21, 1997 forward. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $10 million, which has been accounted for as goodwill and is being amortized on a straight-line basis over twenty years. Book-mart leases its office and plant facility from a corporation owned by two of the former stockholders of Book-mart, one of whom remains as a key executive of Book-mart. The lease agreement requires annual payments of approximately $216,000 and the initial term expires five years from the date of acquisition.

On September 30, 1997, the Company purchased The Home School Books & Supplies ("The Home School"), based in Arlington, Washington. The Home School is a direct marketer of educational materials to families engaged in educating children at home. The purchase price was approximately $0.5 million.

NOTES TO CONSOLIDATED
      FINANCIAL STATEMENTS

J. OTHER INCOME (EXPENSE)

Other income (expense) as reported in the accompanying consolidated income statements consisted of gains or losses from the sale or donation of real estate. In June 1998, the Company completed the sale of a former manufacturing facility in Philadelphia which had been vacant. During fiscal 1997, the Company had consolidated its operations in Philadelphia from this older, multistory facility to a recently expanded, more efficient manufacturing facility also in Philadelphia. The selling price of the property was $4.6 million, resulting in a pretax gain of approximately $2.0 million. The after-tax gain of approximately $1.1 million, or $.34 per diluted share, generated approximately $3.2 million of cash after taxes.

In September 1996, the Company relocated its corporate headquarters into an existing facility in North Chelmsford, Massachusetts. In August 1997, the Company finalized the donation of its former corporate headquarters in Lowell, Massachusetts. The donation had no impact on 1997 net earnings as a pretax loss of approximately $300,000 was offset by a comparable tax benefit.

The Company's Raymond, New Hampshire facility, which had been leased through June 1996, is now vacant pending sale or lease and is included in the September 25, 1999 balance sheet as "Real estate held for sale or lease, net." Management does not believe that there is any material impairment of this or any other asset of the Company as measured in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

K. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company operates in one primary business segment, book manufacturing, with a second smaller business segment in customized education. The Company has aggregated its book manufacturing business into one segment because of strong similarities in the economic characteristics, the nature of products and services, production processes, class of customer and distribution methods used. The book manufacturing segment offers services from preparation, production, media replication, kitting and packaging through storage and distribution for education, religious and consumer book publishers. The customized education segment responds to the demand for increased choice in the way educational information is received and used. Operations include The Home School, a direct marketer of educational materials to families engaged in home-based learning, and Copyright Management Services, a provider of customized college coursepacks.

The accounting policies of the segments are the same as those described in Note
A. Intersegment sales are not significant. In evaluating segment performance, management primarily focuses on income or loss before taxes and non-operating items such as gains or losses from asset disposals as disclosed in the following table. Corporate expenses which are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and includes depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Unallocated corporate assets consist primarily of cash and cash equivalents, fixed assets and intangibles used by the corporate support functions.

NOTES TO CONSOLIDATED
      FINANCIAL STATEMENTS

The following table provides segment information as required under SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in fiscal 1999.


                                            Book              Customized                                Total
                                       Manufacturing           Education         Unallocated           Company
----------------------------------------------------------------------------------------------------------------
Fiscal 1999
Net sales                               $161,186,000        $   2,805,000                   -       $163,991,000
Earnings (loss) before income taxes       15,155,000           (2,598,000)                  -         12,557,000
Assets                                    73,606,000            1,218,000        $ 16,688,000         91,512,000
Depreciation and amortization              7,988,000              294,000                   -          8,282,000
Capital expenditures                       3,848,000              107,000           1,044,000          4,999,000
Interest expense                             445,000               79,000                   -            524,000
                                      ==========================================================================
Fiscal 1998
Net sales                               $149,546,000        $   2,045,000                   -       $151,591,000
Earnings (loss) before income taxes       12,769,000           (3,057,000)       $  2,043,000         11,755,000
Assets                                    71,735,000            1,817,000          14,078,000         87,630,000
Depreciation and amortization              8,328,000              213,000                   -          8,541,000
Capital expenditures                       3,239,000              307,000             601,000          4,147,000
Interest expense                           1,221,000               82,000                   -          1,303,000
                                      ==========================================================================
Fiscal 1997
Net sales                               $130,973,000        $     460,000                   -       $131,433,000
Earnings (loss) before income taxes        7,866,000           (1,556,000)       $   (306,000)         6,004,000
Assets                                    73,061,000              640,000          15,942,000         89,643,000
Depreciation and amortization              7,165,000               72,000                   -          7,237,000
Capital expenditures                       4,961,000              269,000           1,502,000          6,732,000
Interest expense                             857,000               10,000                   -            867,000
                                      ==========================================================================


Export sales as a percentage of consolidated sales were approximately 18% in fiscal 1999, 17% in fiscal 1998 and 18% in fiscal 1997. Sales to the Company's largest customer amounted to approximately 27% of consolidated sales in fiscal 1999, 26% in fiscal 1998 and 28% in fiscal 1997. In addition, sales to another customer amounted to 15% of consolidated sales in fiscal 1999, 12% in fiscal 1998 and 11% in fiscal 1997. No other customer accounted for more than 10% of consolidated sales. Customers are granted credit on an unsecured basis.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


FISCAL 1999 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)          FIRST           SECOND            THIRD             FOURTH
-------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
Net sales                                                          $39,301           $40,480          $40,731           $43,479
Gross profit                                                         9,338            10,224            9,806            11,439
Net income                                                           1,420             1,867            1,826             3,263
Net income per diluted share                                           .43               .56              .55               .98
Dividends declared per share                                          .105              .105             .105              .105
Stock Price:
   Highest bid                                                          31                26           23 3/8            25 3/4
   Lowest bid                                                      18 9/16            19 5/8               18            22 3/4
                                                              =================================================================
FISCAL 1998 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)          FIRST           SECOND            THIRD             FOURTH
                                                              -----------------------------------------------------------------
Operating Results:
Net sales                                                          $35,306           $39,136          $36,903           $40,246
Gross profit                                                         8,794             9,232            9,312            10,330
Net income                                                           1,210             1,358            2,572             2,585
Net income per diluted share                                           .38               .42              .79               .78
Dividends declared per share                                          .093              .093             .093              .105
Stock Price:
   Highest bid                                                      20 3/8            19 3/8               30                29
   Lowest bid                                                       13 7/8            17 3/8           17 3/4            20 3/4
                                                              =================================================================


Common shares of the Company are traded over-the-counter on the Nasdaq National Market-Symbol "CRRC."

THERE WERE APPROXIMATELY 740 STOCKHOLDERS OF RECORD AS OF SEPTEMBER 25, 1999


FIVE-YEAR FINANCIAL SUMMARY
---------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)        1999        1998        1997        1996        1995*
                                                   ------------------------------------------------------------
Net sales                                            $   164.0   $   151.6   $   131.4   $   125.2     $ 120.7
Gross profit                                              40.8        37.7        28.1        22.6        26.3
Net income                                                 8.4         7.7         4.3         2.6         5.2
Net income per diluted share                              2.52        2.37        1.41         .82        1.73
Dividends per share                                        .42        .385         .32         .32        .267
Working capital                                           21.9        16.5        14.1        13.7        11.0
LIFO reserve                                               5.5         5.3         5.7         6.0         5.9
Current ratio (FIFO basis)                                 2.0         1.9         1.8         1.9         1.8
Total assets                                              91.5        87.6        89.6        74.8        73.0
Long-term debt                                             1.2         6.8        18.6         9.3         9.5
Long-term debt as a percentage of capitalization           2.0%       12.0%       30.8%       19.3%       20.5%
Depreciation and amortization                              8.3         8.5         7.2         6.5         6.0
Capital expenditures                                       5.0         4.1         6.7         7.3        15.0
Stockholders' equity                                      57.6        49.8        41.7        38.8        36.8
Return on stockholders' equity                            14.6%       15.5%       10.3%        6.6%       14.2%
Stockholders' equity per share                           17.80       15.70       13.87       12.74       12.23
Shares outstanding (000s omitted)                        3,233       3,172       3,011       3,044       3,011
Number of employees                                      1,320       1,254       1,202       1,050       1,103
                                                   ============================================================


NET INCOME PER SHARE IS BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING; STOCKHOLDERS' EQUITY PER SHARE IS BASED ON SHARES OUTSTANDING AT YEAR END. SHARES OUTSTANDING AND PER SHARE AMOUNTS HAVE BEEN RETROACTIVELY ADJUSTED TO REFLECT A THREE-FOR-TWO STOCK SPLIT EFFECTED ON JUNE 1, 1998 (SEE NOTE A).

*FISCAL 1995 INCLUDED 53 WEEKS.


MANAGEMENT'S
     DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Sales in fiscal 1999 increased 8% to $164.0 million compared to $151.6 million in fiscal 1998. Sales from the Company's core book manufacturing segment were also up 8% for the year reflecting increased sales across all of the Company's major publishing markets. The Company's customized education segment consists of The Home School and Copyright Management Services (CMS). The Home School, which was acquired on September 30, 1997, is a direct marketer of books and other educational products for supplementing or replacing traditional education with home-based learning. CMS provides customized coursepacks and copyright clearance services primarily to colleges and universities. Revenues from these two newer businesses grew by 37% in fiscal 1999 to $2.8 million. Total sales in fiscal 1998 increased 15% to $151.6 million compared to $131.4 million in fiscal 1997. Sales from the Company's core book manufacturing segment increased 14% over fiscal 1997. Strong sales to educational and religious publishers provided much of the growth, while sales to software customers continued to drop, reflecting a reduction in the use of printed instruction manuals. The acquisition in July 1997 of Book-mart Press, Inc. ("Book-mart"), a short-run book manufacturer, accounted for approximately half of the fiscal 1998 sales increase. Sales from the Company's two newer businesses, The Home School and CMS, added approximately $1.6 million in revenues in fiscal 1998.

Gross profit increased to $40.8 million in fiscal 1999, up 8% from $37.7 million in fiscal 1998. The increase in gross profit reflects the impact of the increased sales volume. As a

MANAGEMENT'S
     DISCUSSION AND ANALYSIS

percentage of sales, gross profit was comparable to fiscal 1998 at 25% of sales. Gross profits in fiscal 1998 increased by $9.6 million or 34% and, as a percentage of sales, increased to 25% from 21% in fiscal 1997. The improvement in gross profits in fiscal 1997 resulted from increased sales volume and an improved mix of sales combined with productivity gains and cost savings. Inflation has not had a significant impact on the Company's gross profits, nor on its overall operations, during the past three years.

Selling and administrative expenses increased to $27.7 million in fiscal 1999, up 4% from $26.7 million in fiscal 1998. The increase was due to costs associated with improvements to the Company's information systems and to expenses which relate directly to the increase in profitability. As a percentage of sales, selling and administrative expenses decreased to 17% from 18% last year. Selling and administrative expenses increased to $26.7 million in 1998 from $20.9 million in 1997 and, as a percentage of sales, were 18% in 1998 compared to 16% in 1997. The increase as a percentage of sales resulted from increased expenses of approximately $1 million for improvements to the Company's information systems and infrastructure, including expenses related to "Year 2000" remediation efforts, incremental selling and marketing expenses of approximately $1 million associated with the Company's newer businesses, The Home School and CMS, goodwill amortization of approximately $0.5 million related to the acquisition of Book-mart, and other expenses that relate directly to the increase in profitability.

Interest expense was $0.5 million in fiscal 1999 compared to $1.3 million in fiscal 1998, reflecting a reduction in average borrowings of $13 million due to cash generated from operations as well as a slightly lower average interest rate in fiscal 1999. Interest expense was $1.3 million in fiscal 1998 compared to $0.9 million in fiscal 1997, reflecting increased average borrowings of approximately $6 million. Increased borrowings of approximately $16 million to finance the acquisitions of Book-mart and The Home School were offset by cash generated from operations which reduced borrowings by approximately $12 million during fiscal 1998.

Other income (expense) in fiscal 1998 resulted from a gain on the sale of a former manufacturing facility in Philadelphia. During fiscal 1997, the Company had completed the consolidation of its operations in Philadelphia from this older facility to a recently expanded, more efficient manufacturing facility also in Philadelphia. The selling price of the facility was $4.6 million, resulting in a pretax gain of approximately $2.0 million and an after-tax gain of approximately $1.1 million, or $.34 per diluted share. In fiscal 1997, other income (expense) resulted from a pretax loss of approximately $0.3 million from the Company's donation of its former corporate headquarters. The donation had no impact on fiscal 1997 net income as the pretax loss was offset by a comparable tax benefit.

The Company's effective tax rate for fiscal 1999 was 33% compared to 34% for fiscal 1998. The decrease was due to higher state and local taxes in the prior year related to the sale of the Philadelphia real estate, as well as an increased benefit from export related income in fiscal 1999. The Company's effective tax rate for fiscal 1998 was 34% compared to 33% for fiscal 1997, exclusive of the $0.3 million tax benefit related to the donation of property in fiscal 1997. The 1998 tax rate was higher than fiscal 1997 primarily due to nondeductible goodwill related to the acquisition of Book-mart.

Net income was $8.4 million in fiscal 1999, up 27% over last year's net income of approximately $6.6 million, when adjusted to exclude the after-tax gain from the sale of real estate of approximately $1.1 million. Net income per share on a diluted basis increased 24% to $2.52 per share compared to $2.03 per diluted share in fiscal 1998, after adjusting to exclude the real estate gain of $.34 per share. Pretax earnings from the Company's core book manufacturing operations increased to $15.2 million, a 19% increase over last year, reflecting increased sales volume. The Company's newer businesses, CMS and The Home School, reduced fiscal 1999 pretax earnings by $2.6 million, or $.52 per diluted share, compared to a reduction of $3.1 million pretax, or $.62 per diluted share, last year. Net income for fiscal 1998, including the real estate gain, was $7.7 million or $2.37 per diluted share, compared to $4.3 million, or $1.41 per diluted share, for fiscal 1997. The increase in net income in fiscal 1998, in addition to the real estate gain, was due to a significant increase in sales and gross profits. Pretax earnings from the Company's core book manufacturing operations increased to $12.8 million in fiscal 1998, a 62% increase over fiscal

MANAGEMENT'S
     DISCUSSION AND ANALYSIS

1997. The customized education segment, CMS and The Home School, reduced fiscal 1998 pretax earnings by $3.1 million, or $.62 per diluted share, compared to a reduction of $1.6 million in pretax earnings, or $.33 per diluted share, in fiscal 1997.

For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 65,000 shares in fiscal 1999, primarily due to shares exercised under the Company's stock option plans. Similarly, weighted average shares outstanding increased by approximately 187,000 shares in fiscal 1998. The increase was due to shares exercised under the stock option plans, shares issued as compensation for noncompetition agreements pursuant to a business acquisition, and the impact of potentially dilutive shares which increased primarily due to the increase in the price per share of the Company's stock.

On April 16, 1998, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, which was distributed on June 1, 1998 to stockholders of record on May 15, 1998. Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

Effective September 27, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income and net income were the same for each of the three years ended September 25, 1999. The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999), which will be effective in the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of this new standard will have on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1999, operations provided approximately $14.4 million of cash. Net income for the year was approximately $8.4 million and depreciation and amortization were $8.3 million. Working capital utilized approximately $2.5 million of cash, primarily from an increase in accounts receivable related to the increase in sales volume.

Investment activities in 1999 used approximately $5.0 million in cash for capital expenditures for new binding equipment, computer-to-plate equipment, information systems improvements and other equipment to lower costs and improve throughput. Fiscal 2000 capital expenditures are expected to be approximately $12 million. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, continues to be vacant pending sale or lease. In addition, the Company intends to sell the old, unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, Massachusetts, which would result in reductions in building operating costs while maintaining current levels of book manufacturing at the site.

Financing activities used approximately $6.6 million of cash, $5.6 million of which was used to reduce long-term debt. Dividend payments were $1.4 million and proceeds from the Company's stock plans were $0.7 million, primarily from the exercise of stock options. During 1999, the Company repurchased a block of 20,000 shares of its common stock for $0.5 million because the Company believed the stock was attractively priced. At September 25, 1999, the Company had no borrowings under its $30 million long-term revolving credit facility. During 1999, the maturity of this revolving credit facility was extended to March
2002.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A to the financial statements. The Company engages neither in speculative nor derivative trading activities.

The Company expects that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 2000.

YEAR 2000 ISSUE

THE STATEMENTS IN THE FOLLOWING SECTION INCLUDE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

Historically, many computer programs were written using two digits rather than four to specify the year. Such software may recognize the year 2000 as "00" which could

MANAGEMENT'S
     DISCUSSION AND ANALYSIS


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

Operational systems have been inventoried and assessment and testing have been completed. Less than 2% of operational systems were found to be non-compliant. Remediation has been completed.

The Company completed inventories and assessments of its IT systems in use at each of its locations and determined that many of the IT systems were not compliant. The Company has replaced or upgraded these systems with enterprise-wide systems across all of the Company's operations, utilizing a common IT infrastructure which collectively is designed to give the Company the benefit of new technology with enhanced functionality and resultant improvements in service and productivity. Implementation and testing to verify compliance of the IT systems has been completed.

The Company has assessed the Y2K readiness of third parties (including suppliers, financial institutions and customers) with which it has a material relationship to identify potentially non-compliant parties. The Company has performed site visits and continues to actively work with the key suppliers of raw materials, such as paper mills and film and plate manufacturers. The Company believes that its most reasonably likely, worst-case Y2K scenario may involve non-compliant third parties, including suppliers of utilities. The Company is continually assessing the degree of exposure and risk of non-compliance by such third parties, which could include possible consequences such as temporary plant disruptions and delays in the receipt of key materials, the receipt of orders, the delivery of finished products and the preparation of invoices. The Company has developed contingency plans to establish processes and procedures for responding to potential Y2K-related disruptions.

The Company estimates the cost of achieving Y2K compliance to be approximately $1.8 million of which approximately half will be capital expenditures, primarily for new IT systems. Costs incurred in fiscal 1999 directly related to Y2K remediation were approximately $0.8 million bringing total costs to date to approximately $1.6 million, of which approximately $0.7 million was expensed. The Y2K costs have been funded through operating cash flows. The Company does not separately track internal costs incurred for the Y2K project, particularly the payroll costs of its engineering and information technology groups.

FORWARD-LOOKING INFORMATION

STATEMENTS THAT DESCRIBE FUTURE EXPECTATIONS, PLANS OR STRATEGIES ARE CONSIDERED "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE" AND OTHER EXPRESSIONS WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD AFFECT ACTUAL RESULTS INCLUDE, AMONG OTHERS, CHANGES IN CUSTOMERS' DEMAND FOR THE COMPANY'S PRODUCTS, CHANGES IN RAW MATERIAL COSTS AND AVAILABILITY, SEASONAL CHANGES IN CUSTOMER ORDERS, PRICING ACTIONS BY COMPETITORS, CONSOLIDATION AMONG CUSTOMERS, SUCCESS IN THE INTEGRATION OF ACQUIRED BUSINESSES, YEAR 2000 ISSUES, AND GENERAL CHANGES IN ECONOMIC CONDITIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE
ASSUMPTIONS COULD BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS WILL PROVE TO BE ACCURATE. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE MADE AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY SUCH STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

                               COURIER CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                                                  ADDITIONS
                                                   BALANCE AT     CHARGED TO                                    BALANCE
                                                   BEGINNING      COSTS AND                      OTHER          AT END
                                                   OF PERIOD      EXPENSES       DEDUCTIONS    CHANGES (1)     OF PERIOD
Fiscal year ended September 25, 1999
        Allowance for uncollectible accounts       $1,078,000      $174,000        $315,000             --       $937,000

Fiscal year ended September 26, 1998
        Allowance for uncollectible accounts       $1,242,000      $178,000        $342,000             --     $1,078,000

Fiscal year ended September 27, 1997
        Allowance for uncollectible accounts         $829,000      $242,000         $79,000       $250,000     $1,242,000


(1)     Other changes reflects amount related to a business acquisition.