Form 10-Q
period 1999-12-25
COURIER CORP
filed 2000-02-08
CIK 25212

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        December 25, 1999
                                        ----------------------------------------
                                                          or
   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                 ---------------------     ---------------------

Commission file number                           0-7597
                          ------------------------------------------------------

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

         Yes        X              No
               -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at February 1, 2000
----------------------------------     -----------------------------------------
    Common Stock, $1 par value                    3,260,557 shares

                               COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                    December 25,      September 25,
ASSETS                                                1999               1999
------                                          ---------------     --------------

Current assets:

   Cash and cash equivalents                                $32             $3,460
   Accounts receivable, less allowance
     for uncollectible accounts                          35,053             31,388
   Inventories (Note B)                                  15,540             12,232
   Deferred income taxes                                  1,903              1,915
   Other current assets                                     412                271
                                                 ---------------     -------------

     Total current assets                                52,940             49,266

Property, plant and equipment, less
  accumulated depreciation: $77,500
  at December 25, 1999 and $75,689
  at September 25, 1999                                  30,306             30,628

Real estate held for sale or lease, net                     339                344

Goodwill and other intangibles, net                      10,585             10,750

Other assets                                                547                524
                                                 ---------------     -------------

  Total assets                                          $94,717            $91,512
                                                 ===============     =============



    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                    December 25,      September 25,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1999                1999
------------------------------------             ---------------     --------------

Current liabilities:
   Current maturities of long-term debt                    $338               $338
   Accounts payable                                      12,825             11,644
   Accrued payroll                                        3,165              5,173
   Accrued taxes                                          5,743              5,162
   Other current liabilities                              6,839              5,034
                                                 --------------     --------------

      Total current liabilities                          28,910             27,351

Long-term debt                                            1,611              1,193
Deferred income taxes                                     2,545              2,693
Other liabilities                                         2,332              2,716
                                                 --------------     --------------

      Total liabilities                                  35,398             33,953
                                                 --------------     --------------

Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 3,750,000 shares           3,750              3,750
   Additional paid-in capital                             1,449              1,258
   Retained earnings                                     58,264             56,486
   Unearned compensation                                   (236)                 -
   Treasury stock, at cost: 502,000 shares
      at December 25, 1999 and 517,000
      shares at September 25, 1999                       (3,908)            (3,935)
                                                 --------------     --------------

      Total stockholders' equity                         59,319             57,559
                                                 --------------     --------------

Total liabilities and stockholders' equity              $94,717            $91,512
                                                 ==============     ==============

    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)

                                                                THREE MONTHS ENDED
                                                            ----------------------------

                                                            December 25,    December 26,
                                                               1999            1998
                                                            ------------    ------------

Net sales                                                      $45,143           $39,301
Cost of sales                                                   34,059            29,963
                                                            ----------      ------------

  Gross profit                                                  11,084             9,338

Selling and administrative expenses                              7,648             7,003
Interest expense                                                    84               135
                                                            ----------      ------------

  Income before taxes                                            3,352             2,200

Provision for income taxes (Note C)                              1,183               780
                                                            ----------      ------------

  Net income                                                    $2,169            $1,420
                                                            ==========      ============

Net income per share (Note D):

  Basic                                                          $0.67             $0.45
                                                            ==========      ============

  Diluted                                                        $0.65             $0.43
                                                            ==========      ============

Cash dividends declared per share                                $0.12            $0.105
                                                            ==========      ============

The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                        THREE MONTHS ENDED
                                                                  ------------------------------
                                                                  December 25,      December 26,
                                                                     1999               1998
                                                                  -----------       ------------
           Cash provided from (used for) operating activities        ($1,914)               $12
                                                                  -----------       ------------

           Investment activities:
             Capital expenditures                                     (1,490)              (254)
                                                                  -----------       ------------

           Cash used for investment activities                        (1,490)              (254)
                                                                  -----------       ------------

           Financing activities:
             Scheduled long-term debt repayments                         (82)               (75)
             Increase in long-term borrowings                            500                  -
             Cash dividends                                             (391)              (333)
             Proceeds from stock plans                                    63                122
             Stock repurchase                                           (114)                 -
                                                                  -----------       ------------

           Cash used for financing activities                            (24)              (286)
                                                                  -----------       ------------

           Decrease in cash and cash equivalents                      (3,428)              (528)

           Cash and equivalents at the beginning of the period         3,460                722
                                                                  -----------       ------------

           Cash and equivalents at the end of the period                 $32               $194
                                                                  ===========       ============

              The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

         A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED FINANCIAL STATEMENTS

         The balance sheet as of December 25, 1999, the statements of income for the three-month periods ended December 25, 1999 and December 26, 1998, and the statements of cash flows for the three-month periods ended December 25, 1999 and December 26, 1998 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The balance sheet data as of September 25, 1999 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report for the year ended September 25, 1999.

         NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999), which will be effective in the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of this new standard will have on the consolidated financial statements.

         B.       INVENTORIES

         Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for most inventories. Inventories consisted of the following:

                                                   (000'S OMITTED)

                                                      December 25,    September 25,
                                                         1999              1999
                                                      ------------    -------------
                  Raw materials                         $ 4,395         $  2,945
                  Work in process                         7,866            5,899
                  Finished goods                          3,279            3,388
                                                      ---------        ---------
                          Total inventories            $ 15,540          $12,232
                                                      =========        =========

                               COURIER CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

C.       INCOME TAXES

        The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:

                                                                      (000'S OMITTED)

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                             December 25,             December 26,
                                                                1999                     1998
                                                             ----------               ----------
                  Federal income taxes at
                        statutory rate                           $1,140                   $   748
                  State income taxes, net                            97                        42
                  Goodwill amortization                              43                        43
                  Export related income                            (104)                      (56)
                  Other                                               7                         3
                                                              ---------                    ------
                         Total provision                         $1,183                    $  780
                                                              =========                   =======

D.       NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans.

                                                                           (000'S OMITTED)

                                                                         THREE MONTHS ENDED
                                                                -------------------------------------
                                                                December 25,             December 26,
                                                                    1999                    1998
                                                                ------------             ------------
          Average shares outstanding for basic                         3,254                 3,179
          Effect of potentially dilutive shares                           91                   139
                                                                    --------                ------
          Average shares outstanding for diluted                       3,345                 3,318
                                                                       =====              ========

                               COURIER CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

         E.       BUSINESS SEGMENTS

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

         In evaluating segment performance, management primarily focuses on income or loss before taxes and non-operating items such as gains or losses from asset disposals. Intersegment sales are not significant. Corporate expenses which are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and includes depreciation and amortization expense related to corporate assets.

         The following table provides segment information for the three month periods ended December 25, 1999 and December 26, 1998:


                                                      Book         Customized      Total
                                                  Manufacturing     Education     Company
                                                  -------------    ---------      -------
           FIRST QUARTER FISCAL 2000
           Net sales                                    $44,734         $409      $45,143
           Earnings (loss) before income                  4,126         (774)       3,352
           taxes

           FIRST QUARTER FISCAL 1999
           Net sales                                    $38,981         $320      $39,301
           Earnings (loss) before income                  3,048         (848)       2,200
           taxes

ITEM 2.                       COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the first quarter of fiscal 2000 increased 15% to $45.1 million compared to $39.3 million in the first quarter of fiscal 1999. Sales from the Company's core book manufacturing segment were up 15% to $44.7 million for the quarter primarily due to continued growth in sales to religious and educational publishing customers as well as a sharp increase in sales to specialized trade publishing customers including increased paper sales to these customers. Sales from the Company's customized education segment grew more than 25% during the first quarter to $0.4 million. Revenues from the customized education segment are highly seasonal with the Company's fourth quarter historically representing the period of highest market demand.

Gross profit increased to $11.1 million, or 24.6% of sales, in the first quarter compared to $9.3 million, or 23.8% of sales, in the same period last year. The increase in gross profit reflects the impact of the increased sales volume as well as gains in productivity.

Selling and administrative expenses increased to $7.6 million in the first three months of fiscal 2000 from $7.0 million in the same period last year due largely to expenses directly related to the increase in profitability. As a percentage of sales, selling and administrative expenses decreased to 16.9% in the first quarter compared to 17.8% of sales in the corresponding period last year.

Interest expense was $84,000 in the first quarter of fiscal 2000 compared to $135,000 in the first three months of fiscal 1999, reflecting a reduction in average borrowings of approximately $3.4 million.

The Company's effective tax rate of 35% for the first quarter of fiscal 2000 was comparable to the same period last year as a higher effective state tax rate was offset by an increased benefit from export related income.

Net income for the first quarter of fiscal 2000 was approximately $2.2 million, up 53% over last year's first quarter earnings of approximately $1.4 million. Net income per share on a diluted basis increased 51% to $.65 per share compared to $.43 per share for the corresponding period last year. Pretax earnings from the Company's core book manufacturing operations increased to $4.1 million, 35% over last year's first quarter, reflecting increased sales volume and higher levels of productivity. The Company's customized education segment reduced first quarter pretax earnings by $0.8 million, or $.15 per diluted share compared to a reduction of $.17 per diluted share for the same period last year. Revenues and related earnings for the customized education segment are highly seasonal and are expected to increase in the fourth fiscal quarter which coincides with the months of highest market demand.

For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 27,000 shares over last year's first quarter. The increase was largely due to options exercised and grants issued under the Company's stock plans.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999), which will be effective in the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of this new standard will have on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

During the first three months of fiscal 2000, operations used approximately $1.9 million of cash. Net income was $2.2 million and depreciation and amortization were $2.0 million. Working capital utilized approximately $5.6 million of cash in the first quarter due to increases in both accounts receivable and inventories related to increased sales volume and work-in-process inventories as well as increased paper inventories associated with Year 2000 contingency planning.

Investment activities in the first three months of fiscal 2000 used approximately $1.5 million of cash for capital expenditures. For the entire fiscal year, capital expenditures are expected to be approximately

                               COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

$13 to $15 million. The Company's Raymond, New Hampshire facility, which had been leased through June 1996, continues to be vacant pending sale or lease. In addition, the Company intends to sell the unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA, which would result in reductions in building operating costs while maintaining current levels of book manufacturing at the site. In January 2000, the Company signed an agreement to sell this property, but a number of significant contingencies exist. Assuming the contingencies can be resolved, closing is scheduled for the second quarter of fiscal 2001.

Financing activities for the first quarter of fiscal 2000 included an increase in long-term borrowings of approximately $0.4 million. In addition, dividend payments were approximately $0.4 million. At December 25, 1999, the Company had borrowings of $0.5 million under its $30 million long-term revolving credit facility.

YEAR 2000 ISSUE:

THE STATEMENTS IN THE FOLLOWING SECTION INCLUDE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

Historically, many computer programs were written using two digits rather than four to specify the year. Such software may recognize the year 2000 as "00" which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 (Y2K) issue. The Company recognizes the need to ensure that its operations will not be adversely impacted by a Year 2000 software failure. Incomplete or untimely resolution of the Y2K issue by the Company, key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The Company established a Year 2000 Management Task Force to address the Y2K issue. This Task Force coordinated efforts to identify, assess and implement changes to information technology ("IT") systems and operational systems such as presses and binders, telecommunications equipment, building security and environmental controls, and is continuing to evaluate the Y2K readiness of key suppliers, customers and other parties. To date, the Company has not experienced any problems of consequence related to the Y2K issue.

The cost to the Company of achieving Y2K compliance was approximately $1.6 million, of which approximately half was for capital expenditures, primarily for new IT systems. The Company has not incurred any significant Y2K costs in fiscal 2000. The Y2K costs were funded through operating cash flows. The Company did not separately track internal costs incurred for the Y2K project, particularly the payroll costs of its engineering and information technology groups.

FORWARD-LOOKING INFORMATION:

Statements that describe future expectations, plans or strategies are considered "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, changes in raw material costs and availability, seasonal changes in customer orders, pricing actions by competitors, consolidation among customers or competitors, success in the integration of acquired businesses, Year 2000 issues, and general changes in economic conditions. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

                               COURIER CORPORATION

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company's "Quantitative and Qualitative Disclosures About Market Risk" as previously reported in the Company's Annual Report on Form 10-K for the year ended September 25, 1999.

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

                               COURIER CORPORATION
                               -------------------
                                  (REGISTRANT)


       February 7, 2000                       By:  /s/James F. Conway III
       ----------------                            ----------------------
            Date                                    James F. Conway III
                                                    Chairman, President and
                                                      Chief Executive Officer

       February 7, 2000                       By:  /s/Robert P. Story, Jr.
       ----------------                            -----------------------
            Date                                      Robert P. Story, Jr.
                                                      Senior Vice President and
                                                        Chief Financial Officer

        February 7, 2000                      By:  /s/Peter M. Folger
        ----------------                           ------------------
            Date                                      Peter M. Folger
                                                      Vice President and
                                                        Chief Accounting Officer