Form 10-Q
period 2000-03-25
COURIER CORP
filed 2000-05-09
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 25, 2000
                               -----------------------------------

OR


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               -------------     -------------


Commission file number                      0-7597
                               -------------------------------


                               COURIER CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                  Massachusetts
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   04-2502514
                       ----------------------------------
                      (I.R.S. Employer Identification No.)


                15 Wellman Avenue
          North Chelmsford, Massachusetts                 01863
       --------------------------------------            --------
      (Address of principal executive offices)          (Zip Code)


                                 (978) 251-6000
                                 --------------
              (Registrant's telephone number, including area code)


                                   No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at April 24, 2000
--------------------------                  -----------------------------
Common Stock, $1 par value                         3,269,043 shares

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)




                                                 March 25,       September 25,
                                                   2000              1999
                                              -------------      -------------

ASSETS

Current assets:
   Cash and cash equivalents                  $         254      $       3,460
   Accounts receivable, less allowance
     for uncollectible accounts                      31,154             31,388
   Inventories (Note B)                              14,923             12,232
   Deferred income taxes                              1,915              1,915
   Other current assets                               1,150                271
                                              -------------      -------------
     Total current assets                            49,396             49,266

Property, plant and equipment, less
  accumulated depreciation: $79,171
  at March 25, 2000 and $75,689
  at September 25, 1999                              32,166             30,628

Real estate held for sale or lease, net                 334                344

Goodwill and other intangibles, net                  10,420             10,750

Other assets                                            547                524
                                              -------------      -------------
  Total assets                                $      92,863      $      91,512
                                              =============      =============



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)



                                                         March 25,        September 25,
                                                           2000               1999
                                                       -------------      -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                $         351      $         338
   Accounts payable                                           10,519             11,644
   Accrued payroll                                             4,415              5,173
   Accrued taxes                                               4,451              5,162
   Other current liabilities                                   5,658              5,034
                                                       -------------      -------------
      Total current liabilities                               25,394             27,351

Long-term debt                                                 1,015              1,193
Deferred income taxes                                          2,534              2,693
Other liabilities                                              2,520              2,716
                                                       -------------      -------------
      Total liabilities                                       31,463             33,953
                                                       -------------      -------------
Stockholders' equity:
   Preferred stock, $1 par value--authorized
      1,000,000 shares; none issued
   Common stock, $1 par value--authorized
      6,000,000 shares; issued 3,750,000 shares                3,750              3,750
   Additional paid-in capital                                  1,552              1,258
   Retained earnings                                          60,225             56,486
   Unearned compensation                                        (224)                --
   Treasury stock, at cost: 491,000 shares
      at March 25, 2000 and 517,000
      shares at September 25, 1999                            (3,903)            (3,935)
                                                       -------------      -------------
      Total stockholders' equity                              61,400             57,559
                                                       -------------      -------------
Total liabilities and stockholders' equity             $      92,863      $      91,512
                                                       =============      =============



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)




                                                Quarter Ended             Six Months Ended
                                           ----------------------      ----------------------
                                           March 25,    March 27,      March 25,    March 27,
                                             2000         1999           2000         1999
                                           ---------    ---------      ---------    ---------


Net sales                                  $  44,489    $  40,480      $  89,632    $  79,781
Cost of sales                                 32,946       30,256         67,005       60,219
                                           ---------    ---------      ---------    ---------
  Gross profit                                11,543       10,224         22,627       19,562

Selling and administrative expenses            7,815        7,186         15,463       14,189
Interest expense                                 101          167            185          302
                                           ---------    ---------      ---------    ---------
  Income before taxes                          3,627        2,871          6,979        5,071

Provision for income taxes (Note C)            1,276        1,004          2,459        1,784
                                           ---------    ---------      ---------    ---------
  Net income                               $   2,351    $   1,867      $   4,520    $   3,287
                                           =========    =========      =========    =========
Net income per share (Note D):

  Basic                                    $    0.72    $    0.59      $    1.39    $    1.03
                                           =========    =========      =========    =========
  Diluted                                  $    0.70    $    0.56      $    1.35    $    0.99
                                           =========    =========      =========    =========
Cash dividends declared per share          $    0.12    $   0.105      $    0.24    $    0.21
                                           =========    =========      =========    =========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)




                                                                Six Months Ended
                                                            ------------------------
                                                            March 25,      March 27,
                                                              2000           1999
                                                            ---------      ---------


Cash provided from operating activities                     $   2,900      $     343
                                                            ---------      ---------
Investment activities:
  Capital expenditures                                         (5,227)        (1,326)
                                                            ---------      ---------
Cash used for investment activities                            (5,227)        (1,326)
                                                            ---------      ---------
Financing activities:
  Scheduled long-term debt repayments                            (165)          (152)
  Increase in long-term borrowings                                 --            750
  Cash dividends                                                 (781)          (672)
  Proceeds from stock plans                                       181            363
  Stock repurchase                                               (114)            --
                                                            ---------      ---------
Cash provided from (used for) financing activities               (879)           289
                                                            ---------      ---------
Decrease in cash and cash equivalents                          (3,206)          (694)

Cash and equivalents at the beginning of the period             3,460            722
                                                            ---------      ---------
Cash and equivalents at the end of the period               $     254      $      28
                                                            =========      =========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                               COURIER CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of March 25, 2000, the statements of income for the three-month and six-month periods ended March 25, 2000 and March 27, 1999, and the statements of cash flows for the six-month periods ended March 25, 2000 and March 27, 1999 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

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

B.  INVENTORIES

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for most inventories. Inventories consisted of the following:




                                        (000's Omitted)
                               --------------------------------
                                 March 25,        September 25,
                                   2000               1999
                               -------------      -------------


          Raw materials               $3,650             $2,945
          Work in process              7,610              5,899
          Finished goods               3,663              3,388
                               -------------     --------------
             Total                   $14,923            $12,232
                               =============     ==============



                               COURIER CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


C. INCOME TAXES

The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:




                                                         (000's Omitted)
                                    --------------------------------------------------------
                                          Quarter Ended                 Six Months Ended
                                    ------------------------        ------------------------
                                    March 25,      March 27,        March 25,      March 27,
                                      2000           1999             2000           1999
                                    ---------      ---------        ---------      ---------


     Federal income taxes at
        statutory rate              $   1,233      $     976        $   2,373      $   1,724
     State income taxes, net              110             73              207            115
     Goodwill amortization                 43             43               86             86
     Foreign sales corporation
        (FSC) benefit from
        export related income            (127)           (66)            (231)          (121)
     Other                                 17            (22)              24            (20)
                                    ---------      ---------        ---------      ---------
          Total                     $   1,276      $   1,004        $   2,459      $   1,784
                                    =========      =========        =========      =========



D.  NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans.




                                                                    (000's Omitted)
                                                   --------------------------------------------------
                                                        Quarter Ended             Six Months Ended
                                                   ----------------------      ----------------------
                                                   March 25,    March 27,      March 25,    March 27,
                                                     2000         1999           2000         1999
                                                   ---------    ---------      ---------    ---------


     Average shares outstanding for basic              3,263        3,191          3,259        3,185
     Effect of potentially dilutive shares                95          121             93          129
                                                   ---------     --------      ---------     --------
     Average shares outstanding for diluted            3,358        3,312          3,352        3,314
                                                   =========     ========      =========     ========


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

In evaluating segment performance, management primarily focuses on income or loss before taxes and non-operating items such as gains or losses from asset disposals. Intersegment sales are not significant. Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.

The following table provides segment information for the three-month and six-month periods ended March 25, 2000 and March 27, 1999:




                                                             (000's Omitted)
                                           --------------------------------------------------
                                               Quarter Ended              Six Months Ended
                                           ----------------------      ----------------------
                                           March 25,    March 27,      March 25,    March 27,
                                             2000         1999           2000         1999
                                           ---------    ---------      ---------    ---------


     BOOK MANUFACTURING SEGMENT:
     Net sales                             $  43,987    $  39,999      $  88,721    $  79,020
     Earnings before income taxes              4,354        3,687          8,480        6,735

     CUSTOMIZED EDUCATION SEGMENT:
     Net sales                                   502          481            911          761
     Loss before income taxes                   (727)        (816)        (1,501)      (1,664)

     TOTAL COMPANY:
     Net sales                                44,489       40,480         89,632       79,781
     Earnings before income taxes              3,627        2,871          6,979        5,071


ITEM 2.
                              COURIER CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the second quarter of fiscal 2000 were up 10% to $44.5 million compared to $40.5 million in the corresponding period last year. Sales from the Company's book manufacturing segment increased 10% to $44.0 million for the quarter, reflecting continued growth in sales to religious and educational publishing customers, as well as increased sales to specialized trade publishing customers including increased paper sales to these customers. Sales from the Company's customized education segment were $0.5 million in the second quarter, an increase of 4% compared to the same period last year. Revenues from the customized education segment are highly seasonal with the Company's fourth quarter historically representing the period of highest market demand.

Gross profit increased to $11.5 million, or 25.9% of sales, in the second quarter compared to $10.2 million, or 25.3% of sales, in the same period last year. The increase in gross profit reflects the impact of the increased sales volume, as well as gains in productivity related to previous investments in facilities, equipment and information systems. Higher prices for recycled paper also contributed to the increase in gross profit.

Selling and administrative expenses increased to $7.8 million in the second quarter of fiscal 2000 from $7.2 million in the same period last year due largely to expenses directly related to the increase in profitability. As a percentage of sales, selling and administrative expenses decreased to 17.6% in the second quarter compared to 17.8% of sales in the corresponding period last year.

Interest expense was $101,000 in the second quarter of fiscal 2000 compared to $167,000 in the same period of fiscal 1999 reflecting a reduction in average borrowings of approximately $3.2 million. In addition, interest of $19,000 related to new equipment was capitalized in the second quarter of fiscal 2000.

The Company's effective tax rate of 35% for the second quarter of fiscal 2000 was comparable to the same period last year as a higher effective state tax rate was offset by an increased foreign sales corporation (FSC) benefit from export related income.

Net income for the second quarter of fiscal 2000 was approximately $2.4 million, up 26% over last year's second quarter earnings of approximately $1.9 million. Net income per share on a diluted basis increased 25% to $.70 per share compared to $.56 per share for the corresponding period last year. Pretax earnings from the Company's book manufacturing operations increased to $4.4 million, 18% over last year's second quarter, reflecting increased sales volume and higher levels of productivity. The Company's customized education segment reduced second quarter pretax earnings by $0.7 million, and net income by $.14 per diluted share compared to a reduction of $.16 per diluted share for the same period last year. Revenues and related earnings for the customized education segment are highly seasonal and are expected to increase in the fourth fiscal quarter, which coincides with the months of highest market demand.

For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 46,000 shares over last year's second quarter. The increase was largely due to options exercised and grants issued to employees under the Company's stock plans.

For the six months ended March 25, 2000, sales were $89.6 million, an increase of 12% compared to sales of $79.8 million in the corresponding period last year. Net income for the first half of fiscal 2000 was approximately $4.5 million, or $1.35 per diluted share, up 38% compared to approximately $3.3 million, or $.99 per diluted share, for the same period last year. The growth in sales and earnings for the first six months of fiscal 2000 compared to fiscal 1999 was the result of factors similar to those discussed above for the second quarter. Sales from the Company's book manufacturing segment increased by 12% while related pretax earnings increased by 26% compared to the first six months of fiscal 1999. The customized education segment reduced net income by $.29 per diluted share compared to $.33 per diluted share in the first half of fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of fiscal 2000, operations provided approximately $2.9 million of cash. Net income was $4.5 million and depreciation and amortization were $4.0 million. Working capital utilized approximately $5.3 million of cash in the first half of the year due to a $2.7 million increase in inventories, primarily work-in-process, as well as reductions in accounts payable and taxes payable. Also, working capital utilized $0.8 million for deposit payments related to a press expansion project currently in process. The deposit is expected to be returned later this year since the Company intends to finance the full press expansion cost of approximately $1.6 million.

Investment activities in the first half of fiscal 2000 used approximately $5.2 million of cash for capital expenditures. For the entire fiscal year, capital expenditures are expected to be approximately $15 million, up sharply over the level of capital spending in recent years. Much of the increase in spending is for equipment, which will expand capacity, primarily additional press capacity as well as new computer-to-plate equipment to continue the Company's prepress technology upgrade program and bindery equipment intended to improve both capacity and productivity. In February 2000, the Company entered into a five-year lease agreement for its Raymond, New Hampshire facility, which had been vacant. The agreement provides for a purchase option at a price of approximately $1.3 million through August 2000. In addition, the Company intends to sell the unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA, which would result in reductions in building operating costs while maintaining current levels of book manufacturing at the site. In January 2000, the Company signed an agreement to sell this property, but a number of significant contingencies exist. Assuming the contingencies can be resolved, closing is scheduled for the second quarter of fiscal 2001.

Financing activities for the first six months of fiscal 2000 used approximately $0.9 million of cash, including dividend payments of approximately $0.8 million. At March 25, 2000, the Company had no borrowings under its $30 million long-term revolving credit facility.

                               COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUE:

THE STATEMENTS IN THE FOLLOWING SECTION INCLUDE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

The Company's plan for identifying, assessing and implementing changes to its information technology and operational systems necessary to ensure Year 2000
(Y2K) compliance is contained in the section captioned "Management's Discussion and Analysis" in the Company's Annual Report on Form 10-K for the year ended September 25, 1999. To date, the Company has not experienced any problems of consequence related to the Y2K issue. The cost to the Company of achieving Y2K compliance was approximately $1.6 million, of which approximately half was for capital expenditures, primarily for new IT systems. The Company has not incurred any significant Y2K costs in fiscal 2000.

FORWARD-LOOKING INFORMATION:

Statements that describe future expectations, plans or strategies are considered "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently, anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, changes in raw material costs and availability, seasonal changes in customer orders, pricing actions by competitors, consolidation among customers or competitors, success in the integration of acquired businesses, and general changes in economic conditions. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of the registrant was held on January 20, 2000. Following are the matters voted on at the meeting.

          ELECTION OF DIRECTORS All nominees of the Board of Directors of the registrant were reelected for a three-year term.

          RATIFICATION/APPROVAL OF ACCOUNTANTS Stockholders voted to ratify and approve the selection by the Board of Directors of Deloitte & Touche LLP as independent public accountants for the Corporation for the fiscal year ending September 30, 2000. Votes were cast as follows:
          2,934,259 votes for, 11,772 votes against and 13,467 abstained.


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


                               COURIER CORPORATION
                               -------------------
                                  (Registrant)


       May 8, 2000                      By:  /s/ James F. Conway III
-----------------------------           ----------------------------
         Date                           James F. Conway III
                                        Chairman, President and
                                        Chief Executive Officer

       May 8, 2000                      By: /s/ Robert P. Story, Jr.
-----------------------------           ----------------------------
         Date                           Robert P. Story, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer

       May 8, 2000                      By:  /s/ Peter M. Folger
-----------------------------           ----------------------------
         Date                           Peter M. Folger
                                        Vice President and
                                        Chief Accounting Officer