Form 10-Q
period 2000-06-24
COURIER CORP
filed 2000-08-03
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 24, 2000

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to

Commission file number                                        0-7597


                               COURIER CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                                  Massachusetts
                       ----------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   04-2502514
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

  15 Wellman Avenue, North Chelmsford, Massachusetts              01863
  --------------------------------------------------           ------------
        (Address of principal executive offices)                (Zip Code)

                                 (978) 251-6000
                       ----------------------------------
              (Registrant's telephone number, including area code)

                                    NO CHANGE
                       ----------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X      No
         --------        -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at July 31, 2000
        ------------                            ----------------------------
  Common Stock, $1 par value                           3,318,476 shares

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                      June 24,            September 25,
ASSETS                                                  2000                  1999
------                                             ----------------      ---------------
Current assets:
   Cash and cash equivalents                                  $334               $3,460
   Accounts receivable, less allowance
     for uncollectible accounts                             31,588               31,388
   Inventories (Note B)                                     14,263               12,232
   Deferred income taxes                                     1,984                1,915
   Other current assets                                      2,136                  271
                                                   ----------------      ---------------

     Total current assets                                   50,305               49,266

Property, plant and equipment, less
  accumulated depreciation: $80,011
  at June 24, 2000 and $75,689
  at September 25, 1999                                     35,467               30,628

Real estate held for sale or lease, net                        328                  344

Goodwill and other intangibles, net                         10,254               10,750

Other assets                                                   553                  524
                                                   ----------------      ---------------

  Total assets                                             $96,907              $91,512
                                                   ================      ===============




    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                     June 24,           September 25,
LIABILITIES AND STOCKHOLDERS' EQUITY                   2000                 1999
------------------------------------              ---------------      ---------------
Current liabilities:
   Current maturities of long-term debt                      $351                 $338
   Accounts payable                                        10,657               11,644
   Accrued payroll                                          5,469                5,173
   Accrued taxes                                            4,630                5,162
   Other current liabilities                                6,100                5,034
                                                  ----------------      ---------------

      Total current liabilities                            27,207               27,351

Long-term debt                                                930                1,193
Deferred income taxes                                       2,497                2,693
Other liabilities                                           2,709                2,716
                                                  ----------------      ---------------

      Total liabilities                                    33,343               33,953
                                                  ----------------      ---------------

Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 3,750,000 shares             3,750                3,750
   Additional paid-in capital                               1,566                1,258
   Retained earnings                                       62,350               56,486
   Unearned compensation                                     (212)                   -
   Treasury stock, at cost: 489,000 shares
      at June 24, 2000 and 517,000
      shares at September 25, 1999                         (3,890)              (3,935)
                                                  ----------------      ---------------

      Total stockholders' equity                           63,564               57,559
                                                  ----------------      ---------------

Total liabilities and stockholders' equity                $96,907              $91,512
                                                  ================      ===============





    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)



                                                    QUARTER ENDED                       NINE MONTHS ENDED
                                         ----------------------------------     ------------------------------------

                                           June 24,             June 26,            June 24,            June 26,
                                             2000                 1999                2000                1999
                                         -------------        -------------     -----------------     --------------
Net sales                                     $47,215              $40,731              $136,847           $120,512
Cost of sales                                  35,056               30,925               102,061             91,144
                                         -------------        -------------     -----------------     --------------

  Gross profit                                 12,159                9,806                34,786             29,368

Selling and administrative expenses             8,279                6,998                23,742             21,187
Interest expense                                   62                  121                   247                423
Other income (expense)  (Note E)                   46                    -                    46                  -
                                         -------------        -------------     -----------------     --------------

  Income before taxes                           3,864                2,687                10,843              7,758

Provision for income taxes (Note C)             1,347                  861                 3,806              2,645
                                         -------------        -------------     -----------------     --------------

  Net income                                   $2,517               $1,826                $7,037             $5,113
                                         =============        =============     =================     ==============


Net income per share (Note D):

  Basic                                         $0.77                $0.57                 $2.16              $1.60
                                         =============        =============     =================     ==============

  Diluted                                       $0.75                $0.55                 $2.10              $1.54
                                         =============        =============     =================     ==============


Cash dividends declared per share               $0.12               $0.105                 $0.36             $0.315
                                         =============        =============     =================     ==============




   The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                   NINE MONTHS ENDED
                                                           -----------------------------------

                                                              June 24,            June 26,
                                                                2000                1999
                                                           ---------------      --------------
Cash provided from operating activities                            $8,614              $9,412
                                                           ---------------      --------------

Investment activities:
  Capital expenditures                                            (10,384)             (2,273)
                                                           ---------------      --------------

Cash used for investment activities                               (10,384)             (2,273)
                                                           ---------------      --------------

Financing activities:
  Scheduled long-term debt repayments                                (250)               (230)
  Decrease in long-term borrowings                                      -              (5,250)
  Cash dividends                                                   (1,173)             (1,011)
  Proceeds from stock plans                                           181                 489
  Stock repurchase                                                   (114)                  -
                                                           ---------------      --------------

Cash used for financing activities                                 (1,356)             (6,002)
                                                           ---------------      --------------


Increase (decrease) in cash and cash equivalents                   (3,126)              1,137

Cash and equivalents at the beginning of the period                 3,460                 722
                                                           ---------------      --------------

Cash and equivalents at the end of the period                        $334              $1,859
                                                           ===============      ==============





    The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of June 24, 2000, the statements of income for the three-month and nine-month periods ended June 24, 2000 and June 26, 1999, and the statements of cash flows for the nine-month periods ended June 24, 2000 and June 26, 1999 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000), which will be effective in the Company's fiscal year ending September 29, 2001. The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 (Revenue Recognition and Financial Statements) which will also be required to be implemented by the Company in the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of these new standards will have on the consolidated financial statements.



B.       INVENTORIES

Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for most inventories. Inventories consisted of the following:

                                                                 (000'S Omitted)
                                                                 ---------------
                                                        June 24,           September 25,
                                                          2000                  1999
                                                      --------------     -------------------
Raw materials                                          $      4,020        $      2,945
Work in process                                               7,325               5,899
Finished goods                                                2,918               3,388
                                                      --------------     --------------
   Total                                               $     14,263        $     12,232
                                                      ==============     ===============

                               COURIER CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



C.       INCOME TAXES

The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:


                                                             (000'S Omitted)
                                                             ---------------
                                             Quarter Ended                      Nine Months Ended
                                             -------------                      -----------------
                                       June 24,         June 26,             June 24,        June 26,
                                         2000             1999                 2000            1999
                                         ----             ----                 ----            ----
Federal income taxes at
   statutory rate                       $  1,314       $     914            $  3,687        $    2,638
State income taxes, net                      110              52                 317               167
Goodwill amortization                         43              43                 130               129
Foreign sales corporation
   (FSC) export related income              (196)           (222)               (427)             (343)
Other                                         76              74                  99                54
                                        --------       ---------            --------        ----------
     Total                              $  1,347       $     861            $  3,806        $    2,645
                                        ========       =========            ========        ==========



D.       NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans.

                                                                  (000'S Omitted)
                                                                  ---------------
                                                    Quarter Ended                Nine Months Ended
                                                    -------------                -----------------
                                                June 24,     June 26,           June 24,    June 26,
                                                  2000         1999               2000        1999
                                                  ----         ----               ----        ----
Average shares outstanding for basic              3,269         3,225             3,262       3,198
Effect of potentially dilutive shares               103            98                96         118
                                                  -----         -----             -----       -----
Average shares outstanding for diluted            3,372         3,323             3,358       3,316
                                                  =====         =====             =====       =====



E.       OTHER INCOME (EXPENSE)

Other income (expense) is comprised of net rental income from the Company's Raymond, New Hampshire facility. In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The agreement also provides for a purchase option through August 2000, at a price of approximately $1.3 million.

                               COURIER CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


F.       BUSINESS SEGMENTS

The Company operates in one primary business segment, book manufacturing, with a second smaller business segment in customized education. The book manufacturing segment offers services from preparation, production, media replication, kitting and packaging through storage and distribution for education, religious and consumer book publishers. The customized education segment responds to the demand for increased choice in the way educational information is received and used. Operations include The Home School, a direct marketer of educational materials to families engaged in home-based learning, and Copyright Management Services, a provider of customized college textbooks and coursepacks.

In evaluating segment performance, management primarily focuses on income or loss before taxes and non-operating items such as rental income (see Note E) and gains or losses from asset disposals. Intersegment sales are not significant. Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.

The following table provides segment information for the three-month and nine-month periods ended June 24, 2000 and June 26, 1999:

                                                                 (000'S Omitted)
                                                                 ---------------
                                                  Quarter Ended                  Nine Months Ended
                                                  -------------                  -----------------
                                            June 24,        June 26,          June 24,        June 26,
                                              2000            1999              2000            1999
                                              ----            ----              ----            ----
BOOK MANUFACTURING SEGMENT:
Net sales                                    $46,613         $40,328          $135,334        $119,348
Earnings before income taxes                   4,589           3,388            13,069          10,123

CUSTOMIZED EDUCATION SEGMENT:
Net sales                                        602             403             1,513           1,164
Loss before income taxes                        (771)           (701)           (2,272)         (2,365)

UNALLOCATED
Earnings before income taxes                      46              --                46              --

TOTAL COMPANY:
Net sales                                     47,215          40,731           136,847         120,512
Earnings before income taxes                   3,864           2,687            10,843           7,758

ITEM 2.                        COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the third quarter of fiscal 2000 were up 16% to $47.2 million compared to $40.7 million in the corresponding period last year. Sales from the Company's book manufacturing segment increased 16% to $46.6 million for the quarter, reflecting continued growth in sales to religious and educational publishing customers. Sales from the Company's customized education segment were $0.6 million in the third quarter, an increase of 49% compared to the same period last year. Revenues from the customized education segment are highly seasonal with the Company's fourth quarter historically representing the period of highest market demand.

Gross profit increased to $12.2 million, or 25.8% of sales, in the third quarter compared to $9.8 million, or 24.1% of sales, in the same period last year. The increase in gross profit reflects the impact of the increased sales volume, as well as gains in productivity related to previous investments in facilities, equipment and information systems. Higher prices for recycled paper also contributed to the increase in gross profit.

Selling and administrative expenses increased to $8.3 million in the third quarter of fiscal 2000 from $7.0 million in the same period last year due largely to expenses related to the increase in sales and profitability. Costs associated with improvements to the Company's information systems and increased marketing activities in the customized education segment also contributed to the increase in selling and administrative expenses. As a percentage of sales, selling and administrative expenses were 17.5% in the third quarter of fiscal 2000 compared to 17.2% in the corresponding period last year.

Interest expense was $62,000 in the third quarter of fiscal 2000 compared to $121,000 in the same period of fiscal 1999 reflecting a reduction in average borrowings of approximately $1.5 million. In addition, interest of $45,000 related to new equipment was capitalized in the third quarter of fiscal 2000.

Other income (expense) is comprised of net rental income from the Company's Raymond, New Hampshire facility. In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The agreement also provides for a purchase option through August 2000, at a price of approximately $1.3 million.

The Company's effective tax rate for the third quarter of fiscal 2000 was 35% compared to 32% for the same period last year primarily due to a higher effective state tax rate and a reduced foreign sales corporation (FSC) benefit from export related income.

Net income for the third quarter of fiscal 2000 was approximately $2.5 million, up 38% over last year's third quarter earnings of approximately $1.8 million. Net income per share on a diluted basis increased 36% to $.75 per share compared to $.55 per share for the corresponding period last year. Pretax earnings from the Company's book manufacturing operations increased to $4.6 million, 35% over last year's third quarter, reflecting increased sales volume and higher levels of productivity. The Company's customized education segment reduced third quarter pretax earnings by $0.8 million, and net income by $.15 per diluted share, compared to a reduction in pretax earnings of $0.7 million, and net income of $.14 per diluted share, for the same period last year. Revenues for the customized education segment are highly seasonal and are expected to increase in the fourth fiscal quarter, which coincides with the months of highest market demand.

For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 49,000 shares over last year's third quarter. The increase was largely due to options exercised and grants issued to employees under the Company's stock plans.

                               COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED):

For the nine months ended June 24, 2000, sales were $136.8 million, an increase of 14% compared to sales of $120.5 million in the corresponding period last year. Net income for the first nine months of fiscal 2000 was approximately $7.0 million, or $2.10 per diluted share, up 38% compared to approximately $5.1 million, or $1.54 per diluted share, for the same period last year. The growth in sales and earnings for the first nine months of fiscal 2000 compared to fiscal 1999 was the result of factors similar to those discussed above for the third quarter. Sales from the Company's book manufacturing segment increased by 13% while related pretax earnings increased by 29% compared to the first nine months of fiscal 1999. The customized education segment reduced net income by $.45 per diluted share compared to $.47 per diluted share in the first nine months of fiscal 1999.

The Company's fiscal year ends on the last Saturday in September and, as such, fiscal year 2000 will consist of 53 weeks compared with fiscal year 1999, which was 52 weeks. The additional week will be included in the fourth quarter ending September 30, 2000. Therefore, the fourth quarter of fiscal 2000 will comprise 14 weeks compared to 13 weeks for the corresponding period last year.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000), which will be effective in the Company's fiscal year ending September 29, 2001. The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 (Revenue Recognition and Financial Statements) which will also be required to be implemented by the Company in the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of these new standards will have on the consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES:

During the first nine months of fiscal 2000, operations provided approximately $8.6 million of cash. Net income was $7.0 million and depreciation and amortization were $6.1 million. Working capital utilized approximately $4.3 million of cash in the first nine months including a $2.0 million increase in inventories, primarily work-in-process. In addition, working capital utilized $1.7 million for deposit payments related to a press expansion project currently in process. The deposit is expected to be returned later this year since the Company intends to finance the full press expansion cost of approximately $1.9 million utilizing an operating lease.

Investment activities in the first nine months of fiscal 2000 used approximately $10.4 million of cash for capital expenditures. For the entire fiscal year, capital expenditures are expected to be approximately $15 million, up significantly over the level of capital spending in recent years. Much of the increase in spending is for additional presses, which will expand capacity, as well as new computer-to-plate equipment to continue the Company's prepress technology upgrade program and bindery equipment intended to improve both capacity and productivity. In February 2000, the Company entered into a five-year lease agreement for its Raymond, New Hampshire facility, which had been vacant. The agreement provides for a purchase option through August 2000, at a price of approximately $1.3 million. In addition, the Company intends to sell the unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA, which would result in reductions in building operating costs while maintaining current levels of book manufacturing at the site. In January 2000, the Company signed an agreement to sell this property, but a number of significant contingencies exist. Assuming the contingencies can be resolved, closing is scheduled for no later than April 2, 2001.

Financing activities for the first nine months of fiscal 2000 used approximately $1.4 million of cash, including dividend payments of approximately $1.2 million. At June 24, 2000, the Company had no borrowings under its $30 million long-term revolving credit facility.

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


FORWARD-LOOKING INFORMATION:

Statements that describe future expectations, plans or strategies are considered "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, changes in raw material costs and availability, seasonal changes in customer orders, pricing actions by competitors, consolidation among customers or competitors, success in the integration of acquired businesses, and general changes in economic conditions. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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



                               COURIER CORPORATION
                                  (REGISTRANT)






      AUGUST 2, 2000                         By:  /s/ JAMES F. CONWAY III
-------------------------------------             ------------------------
      Date                                   James F. Conway III
                                             Chairman, President and
                                             Chief Executive Officer




      AUGUST 2, 2000                         By:  /s/ ROBERT P. STORY, JR.
-------------------------------------             ------------------------
      Date                                   Robert P. Story, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer




      AUGUST 2, 2000                         By:  /s/ PETER M. FOLGER
-------------------------------------             ------------------------
      Date                                   Peter M. Folger
                                             Vice President and
                                             Chief Accounting Officer