Form 10-K
period 2000-09-30
COURIER CORP
filed 2000-12-05
CIK 25212

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________TO_______________

                          COMMISSION FILE NUMBER 0-7597

                               COURIER CORPORATION

                           A MASSACHUSETTS CORPORATION

                  I.R.S. EMPLOYER IDENTIFICATION NO. 04-2502514

                                15 WELLMAN AVENUE
                      NORTH CHELMSFORD, MASSACHUSETTS 01863
                           TELEPHONE NO. 978-251-6000

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

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 30, 2000

                    COMMON STOCK, $1 PAR VALUE - $61,402,397

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 30, 2000

                     COMMON STOCK, $1 PAR VALUE - 3,360,083

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON JANUARY 18, 2001 (PART III).

================================================================================

                                     PART I
ITEM 1.  BUSINESS.
                                  INTRODUCTION

         Registrant, Courier Corporation, was incorporated under the laws of Massachusetts on June 30, 1972. Courier Corporation owns all of the capital stock of Courier-Citizen Company, a Massachusetts corporation organized in 1894 as successor to a printing business that originated in 1824.

         Courier Corporation and its subsidiaries ("Courier" or the "Company") are focused on streamlining and enhancing the process by which printed books and digital content reach end-user markets. The Company has three business segments: book manufacturing, customized education and specialized book publishing.

         Courier is the largest book manufacturer in the Northeast, offering services from prepress and production through storage and distribution. Products include Bibles, educational and consumer books, and technical documentation primarily for education, religious and specialty book publishers. Revenues from this segment accounted for 98% of Courier's consolidated revenues in fiscal 2000.

         Courier's customized education segment operates businesses that respond to the need for greater choice in education. Copyright Management Services ("CMS") provides Internet-based solutions that enable educators to combine materials from multiple publishers into customized books and coursepacks. The Home School is a direct marketer of educational materials to families engaged in educating children at home. Revenues in this segment accounted for 2% of consolidated revenues in fiscal 2000.

         On September 22, 2000, the Company acquired all of the outstanding capital stock of Dover Publications, Inc. ("Dover"), a leading publisher of special-interest books, which established the Company's third business segment, specialized book publishing. Revenues in this segment were not significant in fiscal 2000.

         Additional segment information, including the amounts of net sales, earnings or loss before taxes and total assets, for each of the last three fiscal years, is contained in the Notes to Consolidated Financial Statements on pages F-16 and F-17 included in this Annual Report on Form 10-K.

         On September 22, 2000, the Company acquired Dover, a Mineola, New York publisher of special-interest books. Founded in 1941, Dover is a successful, consistently profitable niche publisher with more than 7,000 in-print titles in over 30 specialty categories ranging from military history to paper dolls, and from musical scores to typographic fonts. Dover sells its products through a diverse range of wholesalers and distributors around the world and most major American bookstore chains, independent booksellers, children's stores, craft stores, and gift shops in museums, historic sites and elsewhere. It also sells direct to consumers through proprietary catalogs. The combination of Dover's publishing, sales and distribution skills with Courier's book manufacturing, digital content conversion, and e-commerce skills will provide a powerful end-to-end solution for Dover.

         On September 30, 1997, the Company purchased the assets of The Home School Books & Supplies ("The Home School") based in Arlington, Washington. The Home School markets curriculum and other learning materials direct to home schoolers through catalog and e-commerce (www.thehomeschool.com) channels. It also offers free advice from experienced home schooling advisors.

         On July 21, 1997, the Company acquired all of the outstanding stock of Book-mart Press, Inc. ("Book-mart"), a North Bergen, New Jersey book manufacturer specializing in short to medium runs of softcover and hardcover books. Founded in 1977, Book-mart has built a strong reputation and loyal customer following in New York and the surrounding areas. Book-mart offers high quality offset printing and binding for order quantities as low as 300 copies. The acquisition complemented the Company's existing range of book manufacturing services so that the Company can offer its customers one-stop full-service shopping for book production at any run length.

                                BUSINESS SEGMENTS

                           BOOK MANUFACTURING SEGMENT

         Courier's book manufacturing segment produces hard and softcover books, as well as related services involved in managing the process of creating and distributing these products for publishers, religious organizations and other information providers. Courier provides book manufacturing and related services from six facilities in Westford, Stoughton and North Chelmsford, Massachusetts; Philadelphia, Pennsylvania; North Bergen, New Jersey; and Kendallville, Indiana.

         Courier's book manufacturing operations consist of both electronic and conventional film processing, platemaking, printing and binding of soft and hard bound books and manuals. These book manufacturing operations are conducted through five subsidiaries, Courier Westford, Inc. ("Westford"), Courier Stoughton, Inc. ("Stoughton"), Courier Kendallville, Inc. ("Kendallville"), National Publishing Company ("National"), and Book-mart. Each of these subsidiaries has certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing, printing on lightweight paper and 4-color book manufacturing. These services are primarily sold to publishers of educational, religious, consumer, professional and reference books.

         Courier's book manufacturing sales force of 22 people is responsible for all of the Company's sales to over 650 book-manufacturing customers. Courier's salespeople operate out of sales offices located in New York, Chicago, Philadelphia, Hayward, California, North Chelmsford, Massachusetts, North Bergen and North Caldwell, New Jersey, and Buffalo Creek, Colorado.

         Sales to one customer, The Gideons International, aggregated approximately 26% of consolidated sales in fiscal 2000 while sales to Pearson PLC aggregated approximately 17% of fiscal 2000 consolidated sales. The loss of either of these customers would have a material adverse effect on the Company. No other customer accounted for more than 10% of fiscal 2000 consolidated sales. The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 18% in both fiscal 2000 and fiscal 1999, and 17% in fiscal 1998.

         All phases of Courier's business are highly competitive. The printing and publishing industries, exclusive of newspapers, include over 50,000 establishments. While most of these establishments are relatively small, several of the Company's competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier. In recent years, consolidation of both customers and competitors within the Company's markets has increased pricing pressures. The major competitive factors in Courier's book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity, related services and technology support.

                          CUSTOMIZED EDUCATION SEGMENT

         CMS specializes in providing custom books for college professors who have created personally tailored curriculum that precisely matches the needs of their courses. These custom books range from reading anthologies, combining materials from multiple sources, to out-of-print books to self-authored original teaching materials. CMS obtains copyright permissions from the publishers or authors and prepares electronic masters from which these custom books are produced, either by Courier or the college campus print shop.

         CMS markets its custom book services direct to professors nationwide as well as to college bookstores and campus print shops. It utilizes direct marketing techniques to professors, including mailings and e-mail, backed up by a series of highly targeted web sites. The web sites include www.custombook.com, www.anthologypro.com, www.ceopress.com, www.eruditionbooks.com, www.bookhound.com, and www.coursepack.com. Direct marketing efforts to professors are supported by one sales person and an internal direct response staff located in North Chelmsford, Massachusetts. Student purchases of custom books from CMS are made over the web at www.custombookstore.com or by phone. Sales to college bookstores and campus print shops are made through direct marketing and a supporting web site, www.coursepackconnection.com.

         CMS's competition is primarily from university bookstores and printshops that perform copyright clearance and coursepack production in-house for the university, and from large college textbook publishers who offer custom publishing services. CMS distinguishes its products and services on the basis of convenience and high-quality book manufacturing.

         The Home School markets curriculum and other learning materials direct to home schoolers through catalog and e-commerce channels (www.thehomeschool.com). The Home School's Advisor Line and order center are located in Arlington, Washington, while catalog and e-commerce operations are located in North Chelmsford, Massachusetts. Customers may obtain free advice from experienced home schooling advisors and a free e-mail newsletter, "The Home School Advisor."

         The homeschooling market is highly competitive ranging from small local retail bookstores to national catalog booksellers to on-line book retailers. The Home School distinguishes itself by offering a wide range of top quality curriculum and free advice exclusively from experienced home schooling advisors.

                        SPECIALTY BOOK PUBLISHING SEGMENT

         Dover, acquired by the Company in September 2000, is a publisher of books in over 30 specialty categories, including fine and commercial arts, children's books, crafts, musical scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift editions.

         Dover sells its products through a diverse range of wholesalers and distributors around the world and in most major American bookstore chains, independent booksellers, children's stores, craft stores, and gift shops in museums and historic sites. Dover has also sold its books directly to consumers for over 50 years. Dover mails its proprietary catalogs to over 500,000 consumers.

         The specialty book publishing market is comprised of hundreds of publishers; many of which are very small, but a few that are much larger than Dover or are part of organizations that are much larger. The number of publishers in the United States has doubled in the past decade to approximately 63,000 at the end of 2000 according to R.R. Bowker. In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and new web-based publishing businesses starting up, which compete in the specialty book publishing market, including publishing of specialty electronic books. Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.

                           COMPANY BUSINESS AS A WHOLE

                             MATERIALS AND SUPPLIES

         Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, cover stock and casebinding materials, from numerous suppliers, and is not dependent upon any one source for its requirements. Many of Courier's book manufacturing customers purchase their own paper and furnish it at no charge to these operations for book production. The Home School purchases books and other learning materials from over 100 educational publishers and it is not dependent upon any one source. Dover purchases a significant portion of its books from Courier's book manufacturing operations.

                            ENVIRONMENTAL REGULATIONS

         The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable federal, state and local environmental laws and regulations. No significant expenditures are anticipated in fiscal 2001. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company's earnings or competitive position.

                                    EMPLOYEES

         The Company and its subsidiaries employed 1,535 persons at September 30, 2000 (including 184 at Dover) compared to 1,320 a year ago.

                                      OTHER

         There is no portion of Courier's business subject to cancellation of government contracts or renegotiations of profits. Courier's overall business is not significantly seasonal in nature. Seasonal demand from educational publishers is highest in the Company's first and fourth quarters, but this has been balanced in recent years by demand from customers in other publishing markets. Demand for CMS and The Home School products and services is highest in the Company's fourth quarter. Dover's business is not significantly seasonal in nature.

         Courier holds no material patents, licenses, franchises or concessions that are important to its operations, but does have trademarks, service marks, and Universal Resource Locators (URL's) on the World Wide Web in connection with each of its businesses. Substantially all of Dover's publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.

ITEM 2.  PROPERTIES.
                                 REAL PROPERTIES

         The following schedule lists the facilities occupied by Courier at September 30, 2000. The list also includes real estate which is held for sale or lease, as discussed in Note J to the Consolidated Financial Statements, which appears on page F-18 of this Annual Report on Form 10-K. Courier considers its plants and other facilities to be well maintained and suitable for the purpose intended.

                                                                                 Owned/
Principal Activity and Location (Year Constructed)                               Leased   Sq. Ft.
--------------------------------------------------                               ------   -------
CORPORATE HEADQUARTERS AND EXECUTIVE OFFICES
  North Chelmsford, MA (1973, 1996)                                              Owned      69,000  (1)
BOOK MANUFACTURING AND WAREHOUSING
  Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)                    Owned     593,000  (2)
  Kendallville plant, Kendallville, IN (1978)                                    Owned     155,000
  National plant, Philadelphia, PA (1975, 1997)                                  Owned     229,000 (3)
  Stoughton plant, Stoughton, MA (1980)                                          Leased    169,000
  Book-mart plant, North Bergen, NJ (1917, 1935, 1997)                           Leased     75,000
DOVER OFFICES AND WAREHOUSES
  Mineola, New York                                                              Leased    106,000
  New Hyde Park, NY                                                              Leased     80,000
REAL ESTATE HELD FOR SALE OR LEASE
   Raymond, NH (1973)                                                            Owned      59,000  (4)

(1) In September 1996, the Company relocated its corporate headquarters into approximately 21,000 square feet of an existing facility in North Chelmsford, MA that also houses CMS, The Home School, warehousing and end-user fulfillment operations.

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

(4) In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and closed in October 2000.

                                    EQUIPMENT

        The Company's products are manufactured on equipment that in most cases is owned by the Company, although it leases computers, image setters and electronic printing systems which are subject to more rapid obsolescence. In addition, it leases three printing presses where the lessor holds title. Capital expenditures amounted to approximately $16.3 million in 2000, $5.0 million in 1999 and $4.1 million in 1998. Capital expenditures in fiscal 2000 were for new presses, binding lines, computer-to-plate equipment, information system improvements, and other equipment to automate workflows and reduce costs. Fiscal 2001 capital expenditures are expected to be approximately $15 million. Courier considers its equipment to be in good operating condition and adequate for its present needs.

                       ENCUMBRANCES AND RENTAL OBLIGATIONS

        For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements on page F-10 of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note E of Notes to Consolidated Financial Statements, which appears on page F-11 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

        In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the quarter ended September 30, 2000.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

        The information required by this Item is contained in the section captioned "Selected Quarterly Financial Data (Unaudited)" which appears on page F-19 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information required by this Item is contained in the section captioned "Five-Year Financial Summary" appearing on page F-20 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this Item is contained in the section captioned "Management's Discussion and Analysis" on pages F-21 through F-23 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A of Notes to Consolidated Financial Statements, which appears on pages F-7 and F-8 of this Annual Report on Form 10-K. The Company engages neither in speculative nor derivative trading activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item is contained on pages F-1 through F-18 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Courier's executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III                 48        Chairman, President and Chief
                                              Executive Officer

George Q. Nichols                   71        Corporate Senior Vice President
                                              and Chairman of National
                                              Publishing Company

Robert P. Story, Jr.                49        Senior Vice President and
                                              Chief Financial Officer

Peter M. Folger                     47        Vice President and
                                              Controller

Peter D. Tobin                      45        Corporate Vice President and
                                              Executive Vice President of
                                              Courier Companies

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

        Mr. Nichols became an executive officer of Courier in June 1989 while retaining his position as President of National Publishing Company, a position he has held since 1975. He was elected a Director of the Company in March 1995 and became Senior Vice President of the Company in November 1996. He became Chairman of National Publishing Company in December 1999.

        Mr. Story became Senior Vice President and Chief Financial Officer in April 1989. He joined Courier in November 1986 as Vice President and Treasurer. He was elected a Director of the Company in February 1995.

        Mr. Folger has been Controller since 1982 and became Vice President in November 1992.

        Mr. Tobin became Vice President of Courier Corporation and Executive Vice President of Courier Companies in October 2000. He joined Courier Companies as National Sales Manager in 1994 and became Vice President of Sales and Marketing in 1997.

        All other information called for by Item 10 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 18, 2001. Such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

                                       and

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                       and

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information called for by Items 11, 12 and 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 18, 2001. Such information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)     DOCUMENTS FILED AS PART OF THIS REPORT

        1.      FINANCIAL STATEMENTS                                                 PAGE(S)


                -     Independent Auditors' Report                                   F-1

                -     Consolidated Statements of Income for each of the three
                      years in the period ended September 30, 2000                   F-2

                -     Consolidated Balance Sheets as of September 30, 2000
                      and September 25, 1999                                         F-3 to F-4

                -     Consolidated Statements of Cash Flows for each of the
                      three years in the period ended September 30, 2000             F-5

                -     Consolidated Statements of Changes in Stockholders' Equity
                      for each of the three years in the period ended
                      September 30, 2000                                             F-6

                -     Notes to Consolidated Financial Statements                     F-7 to F-18

        2.      FINANCIAL STATEMENT SCHEDULE

                -     Schedule II - Consolidated Valuation and Qualifying Accounts   S-1

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

10E-1+          The Courier Executive Compensation Program, effective October 4,
                1993 (filed as Exhibit 10E-2 to the Company's Annual Report on
                Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).


10E-2+          The Management Incentive Compensation Program, effective October
                4, 1993 (filed as Exhibit 10E-3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10F+            Courier Corporation Senior Executive Severance Program and
                Agreements, dated October 25, 1988 pursuant to the program with Messrs. Conway III, Nichols, Story, and Folger (filed as Exhibit
                10P to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

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

10L-5           Amendment, dated July 22, 1999, to Note Agreement between
                Courier Corporation, State Street Bank and Trust Company,
                BankBoston, N.A. and KeyBank National Association, providing for a $30 million revolving credit facility (filed as Exhibit 10L-5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999, and incorporated herein by reference).

10L-6           Amendment, dated August 11, 2000, to Note Agreement between
                Courier Corporation, Citizens Bank of Massachusetts (successor to State Street Bank and Trust Company), Fleet National Bank
                (f/k/a BankBoston, N.A.) and KeyBank National Association, providing for a $60 million revolving credit facility (filed as Exhibit 10 to the Company's Current Report on Form 8-K dated
                September 22, 2000, and incorporated herein by reference).

10L-7*          Amendment, dated October 12, 2000, to Note Agreement between
                Courier Corporation, Citizens Bank of Massachusetts, Fleet
                National Bank, and KeyBank National Association, providing for a
                $60 million revolving credit facility.

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

10Q+            Courier Corporation Deferred Compensation Program dated November
                6, 1997 including Messrs. Conway III, Nichols, and Story (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 27, 1997, and incorporated herein by reference).

10R Master Lease Finance Agreement, dated as of September 23, 1998 between Courier Corporation and General Electric Capital
                Corporation (filed as Exhibit 10R to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

10S             Stock Purchase Agreement by and among Courier Corporation, Mrs.
                Blanche Cirker, individually, the Estate of Hayward Francis
                Cirker, by Blanche Cirker, executrix, and each of the stockholders of Dover Publications, Inc., Dover Book Store Inc.
                and Transfolio Express, Inc. dated as of August 14, 2000 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                September 22, 2000, and incorporated herein by reference).

10T* Master Lease Finance Agreement, dated as of September 25, 2000 between Courier Corporation and Eastern Bank.

21*             Schedule of Subsidiaries.

23*             Consent of Deloitte & Touche LLP, independent auditors.

27*             Financial Data Schedule.


* Exhibit is furnished herewith.

+ Designates a Company compensation plan or arrangement.


(B)     REPORTS ON FORM 8-K

        Report on Form 8-K filed August 29, 2000 reporting under Item 5 the proposed acquisition of Dover Publications, Inc. and Report on Form 8-K filed October 6, 2000 reporting under Item 2 the acquisition of Dover Publications, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 5, 2000.

                             COURIER CORPORATION

                           By:      s/James F. Conway III
                                 -------------------------------------
                                 James F. Conway III
                                    Chairman, President and
                                    Chief Executive Officer

                           By:      s/Robert P. Story, Jr.
                                 -------------------------------------
                                 Robert P. Story, Jr.
                                    Senior Vice President and
                                    Chief Financial Officer

                           By:      s/Peter M. Folger
                                 -------------------------------------
                                 Peter M. Folger
                                    Vice President and Chief
                                    Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 5, 2000.

     s/James F. Conway III                                           s/George Q. Nichols
--------------------------------------                          -------------------------------------
James F. Conway III                                             George Q. Nichols
  Chairman, President and                                          Director
  Chief Executive Officer

     s/Kathleen Foley Curley                                         s/Charles E. Otto
--------------------------------------                          -------------------------------------
Kathleen Foley Curley                                           Charles E. Otto
   Director                                                        Director

     s/Richard K. Donahue                                            s/Robert P. Story, Jr.
--------------------------------------                          -------------------------------------
Richard K. Donahue                                              Robert P. Story, Jr.
  Director                                                         Director

    s/Edward J. Hoff                                                 s/W. Nicholas Thorndike
--------------------------------------                          -------------------------------------
Edward J. Hoff                                                  W. Nicholas Thorndike
   Director                                                        Director

    s/Arnold S. Lerner
--------------------------------------
Arnold S. Lerner
   Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Courier Corporation:

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the "Company") as of September 30, 2000 and September 25, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2000 and September 25, 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP

Boston, Massachusetts
November 9, 2000

                               COURIER CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           FOR THE YEARS ENDED

                                     SEPTEMBER 30, 2000    SEPTEMBER 25, 1999     SEPTEMBER 26, 1998
                                     ---------------------------------------------------------------
Net sales                               $188,320,000           $163,991,000           $151,591,000
Cost of sales                            140,226,000            123,184,000            113,923,000
                                        ------------------------------------------------------------
   Gross profit                           48,094,000             40,807,000             37,668,000

Selling and administrative expenses       32,002,000             27,726,000             26,653,000
Interest expense                             325,000                524,000              1,303,000
Other income (expense) (Note J)              119,000                   --                2,043,000
                                        ------------------------------------------------------------
   Income before taxes                    15,886,000             12,557,000             11,755,000

Provision for income taxes (Note C)        5,249,000              4,181,000              4,030,000
                                        ------------------------------------------------------------

Net income                              $ 10,637,000           $  8,376,000           $  7,725,000
                                        ============================================================

Net income per share (Notes A and K):

    Basic                                      $3.25                  $2.61                 $ 2.49

    Diluted                                    $3.15                  $2.52                 $ 2.37

Cash dividends declared per share              $0.48                  $0.42                 $0.385
                                        ============================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            COURIER CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30, 2000    SEPTEMBER 25, 1999
                                                          ------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents (Note A)                      $     562,000          $   3,460,000
  Accounts receivable, less allowance for uncollectible
    accounts of $1,391,000 in 2000 and $937,000 in 1999      39,811,000             31,388,000
  Inventories (Note B)                                       27,421,000             12,232,000
  Deferred income taxes (Note C)                              2,543,000              1,915,000
  Other current assets                                        1,016,000                271,000
                                                          ------------------------------------

          Total current assets                               71,353,000             49,266,000

Property, plant and equipment (Notes A and D):
  Land                                                        1,059,000              1,059,000
  Buildings and improvements                                 20,812,000             19,052,000
  Favorable building lease                                    2,816,000              2,816,000
  Machinery and equipment                                    93,392,000             79,967,000
  Furniture and fixtures                                      1,512,000              1,700,000
  Construction in progress                                    2,850,000              1,723,000
                                                          ------------------------------------

                                                            122,441,000            106,317,000

  Less-Accumulated depreciation and amortization            (81,427,000)           (75,689,000)
                                                          ------------------------------------

          Property, plant and equipment, net                 41,014,000             30,628,000


Real estate held for sale or lease, net (Note J)                323,000                344,000
Goodwill and other intangibles, net (Notes A and H)          26,040,000             10,750,000
Prepublication costs                                          2,949,000                   --
Other assets                                                    562,000                524,000
                                                          ------------------------------------

           Total assets                                   $ 142,241,000          $  91,512,000
                                                          ====================================

The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30, 2000      SEPTEMBER 25, 1999
                                                        ------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Note D)           $     366,000             $    338,000
   Accounts payable                                           18,023,000               11,644,000
   Accrued payroll                                             6,708,000                5,173,000
   Accrued taxes                                               5,303,000                5,162,000
   Other current liabilities                                   7,606,000                5,034,000
                                                           --------------------------------------

          Total current liabilities                           38,006,000               27,351,000

Long-term debt (Note D)                                       31,327,000                1,193,000
Deferred income taxes (Note C)                                 2,428,000                2,693,000
Other liabilities                                              2,709,000                2,716,000
                                                           --------------------------------------

           Total liabilities                                  74,470,000               33,953,000
                                                           --------------------------------------

Commitments and contingencies (Note E)

Stockholders' equity (Notes A and F):
   Preferred stock, $1 par value - authorized
       1,000,000 shares; none issued
   Common stock, $1 par value - authorized
       6,000,000 shares; issued 3,750,000 shares;
       outstanding 3,344,000 shares in 2000 and
       3,233,000 shares in 1999                                3,750,000                3,750,000
   Additional paid-in capital                                  2,283,000                1,258,000
   Retained earnings                                          65,551,000               56,486,000
   Unearned compensation                                        (513,000)                    --
   Treasury stock, at cost:  406,000 shares in 2000
       and 517,000 shares in 1999                             (3,300,000)              (3,935,000)
                                                           --------------------------------------

              Total stockholders' equity                      67,771,000               57,559,000
                                                           --------------------------------------

              Total liabilities and stockholders' equity   $ 142,241,000             $ 91,512,000
                                                           ======================================

                               COURIER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                           SEPTEMBER 30, 2000     SEPTEMBER 25, 1999     SEPTEMBER 26, 1998
                                                           ----------------------------------------------------------------
Operating Activities:
  Net income                                                  $ 10,637,000            $  8,376,000          $  7,725,000
  Adjustments to reconcile net income to
  cash provided from operating activities:
    Depreciation and amortization                                8,062,000               8,282,000             8,541,000
    Deferred income taxes                                         (893,000)               (456,000)             (499,000)
    Changes in assets and liabilities, net of acquisitions:
       Accounts receivable                                      (2,639,000)             (3,447,000)           (2,022,000)
       Inventory                                                (1,300,000)             (1,404,000)           (1,010,000)
       Accounts payable                                          5,298,000               2,350,000              (263,000)
       Accrued taxes                                               (31,000)                227,000               (26,000)
       Other elements of working capital                         2,829,000                (245,000)            1,891,000
       Other, net                                                  557,000                 687,000            (1,695,000)
                                                              ----------------------------------------------------------

Cash provided from operating activities                         22,520,000              14,370,000            12,642,000
                                                              ----------------------------------------------------------

Investment Activities:
   Business acquisitions, net of cash (Note H)                 (38,571,000)                   --                (563,000)
   Capital expenditures                                        (16,347,000)             (4,999,000)           (4,147,000)
   Proceeds from sale of assets (Note J)                              --                      --               4,600,000
                                                              ----------------------------------------------------------

Cash used for investment activities                            (54,918,000)             (4,999,000)             (110,000)
                                                              ----------------------------------------------------------

Financing Activities:
   Scheduled long-term debt repayments                            (338,000)               (312,000)             (387,000)
   Other long-term borrowings (repayments)                      30,500,000              (5,250,000)          (11,500,000)
   Cash dividends                                               (1,572,000)             (1,354,000)           (1,205,000)
   Stock repurchases                                              (114,000)               (455,000)                 --
   Proceeds from stock plans                                     1,024,000                 738,000             1,255,000
                                                              ----------------------------------------------------------

Cash provided from (used for) financing activities              29,500,000              (6,633,000)          (11,837,000)
                                                              ----------------------------------------------------------

Increase (decrease) in cash and equivalents                     (2,898,000)              2,738,000               695,000

Cash and equivalents at the beginning of the period              3,460,000                 722,000                27,000
                                                              ----------------------------------------------------------

Cash and equivalents at the end of the period                 $    562,000            $  3,460,000          $    722,000
                                                              ==========================================================

Supplemental cash flow information:
     Interest paid                                            $    311,000            $    396,000          $  1,243,000
     Income taxes paid (net of receipts)                      $  6,177,000            $  3,939,000          $  4,498,000


The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          TOTAL
                                       STOCKHOLDERS'      COMMON      ADDITIONAL       RETAINED       UNEARNED      TREASURY
                                          EQUITY          STOCK      PAID-IN CAPITAL   EARNINGS     COMPENSATION      STOCK
                                       ---------------------------------------------------------------------------------------
Balance, September 27, 1997            $ 41,748,000    $ 4,500,000    $ 9,277,000    $ 52,060,000    $    --      $(24,089,000)

    Net income                            7,725,000           --             --         7,725,000         --              --
    Cash dividends                       (1,205,000)          --             --        (1,205,000)        --              --
    Stock plan activity                   1,522,000           --          734,000            --           --           788,000
    Convert treasury shares (Note A)           --       (2,000,000)    (9,627,000)     (7,866,000)        --        19,493,000
    Stock dividend (Note A)                    --        1,250,000           --        (1,250,000)        --              --
                                       ---------------------------------------------------------------------------------------

Balance, September 26, 1998              49,790,000      3,750,000        384,000      49,464,000         --        (3,808,000)

    Net income                            8,376,000           --             --         8,376,000         --              --
    Cash dividends                       (1,354,000)          --             --        (1,354,000)        --              --
    Stock repurchase                       (455,000)          --             --              --           --          (455,000)
    Stock plan activity                   1,202,000           --          874,000            --           --           328,000
                                       ---------------------------------------------------------------------------------------

Balance, September 25, 1999              57,559,000      3,750,000      1,258,000      56,486,000         --        (3,935,000)

    Net income                           10,637,000           --             --        10,637,000         --              --
    Cash dividends                       (1,572,000)          --             --        (1,572,000)        --              --
    Stock repurchase                       (114,000)          --             --              --           --          (114,000)
    Restricted stock grant/amorti-
       zation activity, net                  45,000           --          386,000            --       (513,000)        172,000
    Other stock plan activity             1,216,000           --          639,000            --           --           577,000
                                       ---------------------------------------------------------------------------------------

Balance, September 30, 2000            $ 67,771,000    $ 3,750,000    $ 2,283,000    $ 65,551,000    $(513,000)   $ (3,300,000)
                                       =======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Courier Corporation and its subsidiaries ("Courier" or the "Company") is focused on streamlining and enhancing the process by which printed books and digital content reach end-user markets, primarily for educational, religious, and specialty book publishers. Courier has three lines of business: full service book manufacturing, customized education and, beginning in fiscal 2001 with the acquisition of Dover Publications, Inc. ("Dover"), specialized publishing (see Note H).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions. Such financial statements have been prepared in conformity with generally accepted accounting principles, which require the use of certain estimates and assumptions. Fiscal year 2000 was a 53-week period compared with fiscal years 1999 and 1998, which were 52-week periods.

FINANCIAL INSTRUMENTS: Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations. The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At September 30, 2000 and September 25, 1999, the fair market value of the Company's financial instruments approximated their carrying values.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Interest of approximately $102,000 was capitalized in fiscal 2000. No interest was capitalized in fiscal years 1999 and 1998. The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 3 to 11 years, except for depreciation on buildings and improvements which is based on estimated useful lives ranging from 10 to 40 years.

Leasehold improvements and a favorable building lease are amortized on a straight-line basis over the shorter of their useful life or the term of the lease. Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

GOODWILL: Goodwill arising from business acquisitions is amortized using the straight-line method over periods ranging from 5 to 20 years. Amortization expense was approximately $596,000 for each of the fiscal years 2000, 1999 and 1998. The Company continues to carry goodwill of approximately $1.2 million arising from the purchase of a company prior to October 31, 1970; such amount is not being amortized because management believes that the value has not diminished.

LONG-LIVED ASSETS: Management periodically reviews long-lived assets for impairment and does not believe that there is any material impairment of any asset of the Company as measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

PREPUBLICATION COSTS: Prepublication costs acquired in the Dover acquisition (see Note H) will be amortized using the straight-line method over an estimated useful life of four years.

INCOME TAXES: Deferred income tax liabilities and assets are determined based upon the differences between the financial statement and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which these differences are expected to reverse.

REVENUE RECOGNITION: Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership for those customers whom the Company provides manufacturing and distribution services. Revenue for distribution services is recognized as services are provided.

USE OF ESTIMATES: The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results may differ from these estimates.

NET INCOME PER SHARE: Basic net income per share is based on the weighted average number of common shares outstanding each period. Diluted net income per share also includes potentially dilutive items such as options (see Note K).

STOCK SPLIT: In June 1998, the Company distributed a three-for-two stock split effected in the form of a 50% stock dividend. Per share amounts for periods prior to June 1998 presented in the accompanying financial statements have been restated to give effect to the stock split. In addition, related to this stock split, the Company converted 2,000,000 shares of treasury stock to authorized but unissued shares.

TREASURY STOCK: The Company has historically used treasury stock for stock options and grants and intends to continue to use treasury stock for such purposes.

NEW ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June
2000), which will be effective at the beginning of the Company's fiscal year ending September 29, 2001. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101 ("Revenue Recognition in Financial Statements"), that will be required to be implemented by the Company in the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of this will have on the consolidated financial statements.

B.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 47% and 82% of the Company's inventories at September 30, 2000 and September 25, 1999, respectively. Other inventories are determined using the first-in, first-out
(FIFO) method with the exception of inventory relating to the acquisition of Dover ($13.9 million) which, in accordance with purchase accounting requirements (see Note H), is included at its estimated fair market value at September 30, 2000. Inventories at September 30, 2000 and September 25, 1999 consisted of the following:

                                   2000         1999
                               -----------   -----------

         Raw materials         $ 3,619,000   $ 2,945,000
         Work in process         8,018,000     5,899,000
         Finished goods         15,784,000     3,388,000
                               -----------   -----------
         Total                 $27,421,000   $12,232,000
                               ===========   ===========

On a FIFO basis, reported year-end inventories would have been higher by $5.9 million in fiscal 2000 and $5.5 million in fiscal 1999.

C.  INCOME TAXES

The statutory federal tax rate is 34%. The total provision differs from that computed using the statutory federal income tax rate for the following reasons:

                                                             2000              1999             1998
                                                          ----------        ----------       ----------

    Federal taxes at statutory rate                       $5,401,000        $4,269,000       $3,997,000
    State income taxes, net of federal income tax
    benefit                                                  474,000           397,000          428,000
    Foreign sales corporation (FSC) export related
    income                                                  (643,000)         (499,000)        (310,000)
    Other                                                     17,000            14,000          (85,000)
                                                          ----------        ----------       ----------
    Total                                                 $5,249,000        $4,181,000       $4,030,000
                                                          ==========        ==========       ==========

The provision for income taxes consisted of the following:

                                           2000        1999        1998
                                        ----------   ----------  ----------
      Currently payable:
                Federal                 $5,353,000   $3,972,000  $3,697,000
                State                      789,000      665,000     832,000
                                        ----------   ----------  ----------
                                         6,142,000    4,637,000   4,529,000
                                        ----------   ----------  ----------
      Deferred:
                Federal                  (822,000)    (392,000)   (315,000)
                State                     (71,000)     (64,000)   (184,000)
                                        ----------   ----------  ----------
                                         (893,000)    (456,000)   (499,000)
                                        ----------   ----------  ----------
      Total                             $5,249,000   $4,181,000  $4,030,000
                                        ==========   ==========  ==========

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 and September 25, 1999:

                                                                              2000         1999
                                                                            ----------   ----------
    Deferred tax assets:
       Vacation accrual not currently deductible                            $  589,000   $  510,000
       Other accruals not currently deductible                                 567,000      238,000
       Non-deductible reserves                                               1,364,000    1,138,000
       Other                                                                    23,000       29,000
                                                                            ----------   ----------
          Classified as current                                              2,543,000    1,915,000
    Deferred compensation arrangements                                       1,059,000    1,019,000
    Other                                                                      232,000      133,000
                                                                            ----------   ----------
          Total deferred tax assets                                         $3,834,000   $3,067,000
                                                                            ==========   ==========

    Deferred tax liabilities:
       Accelerated depreciation                                             $3,719,000   $3,845,000
                                                                            ==========   ==========

Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.


D.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                       2000         1999
                                                   -----------   -----------

Obligation under revolving bank credit facility
         at 7.13% as of September 30, 2000         $30,500,000   $      --
Obligation under industrial development bond
       arrangement at 3%, payable in
       monthly installments through May 2011           901,000       972,000
9.5% secured promissory note, payable in monthly
         installments through October 2001             292,000       559,000
                                                   -----------   -----------
                                                    31,693,000     1,531,000
Less:  Current maturities                              366,000       338,000
                                                   -----------   -----------
Total                                              $31,327,000   $ 1,193,000
                                                   ===========   ===========

Scheduled aggregate principal payments of long-term debt are $366,000 in fiscal 2001, $76,000 in fiscal 2002, $30,578,000 in fiscal 2003, $80,000 in fiscal
2004, $83,000 in fiscal 2005 and $510,000 thereafter.

In August 2000, the Company amended its long-term revolving credit facility increasing the amount available under this facility from $30 million to $60 million in contemplation of the acquisition of Dover Publications, Inc. (see Note H). Under this credit facility, the Company can borrow at a rate not to exceed LIBOR plus 1.5%. The revolving credit facility matures in March 2003 and borrowings of $30,500,000 are included in scheduled aggregate principal payments due in 2003. The Company has not had any short-term borrowings during the three fiscal years ended September 30, 2000.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the level of capital expenditures, the incurring of additional indebtedness and a quarterly test of EBITDA to debt service. It also provides for a commitment fee not to exceed 3/8% per annum on the unused portion. The industrial bond arrangement and the 9.5% promissory note provide for a lien on the assets acquired with the proceeds.

E.  COMMITMENTS AND CONTINGENCIES

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $3,956,000 in fiscal 2000, $3,553,000 in fiscal 1999 and $2,872,000 in fiscal 1998. As of September 30, 2000, minimum annual rental commitments under the Company's long-term operating leases are approximately $4,821,000 in fiscal 2001, $3,643,000 in fiscal 2002, $3,036,000 in fiscal 2003, $2,872,000 in fiscal 2004, $2,070,000 in fiscal 2005 and
$2,756,000 in the aggregate thereafter. The Company leases one of its facilities from a corporation owned in part by an executive of the Company. The lease agreement requires annual payments of approximately $216,000 over the initial term of July 1997 through July 2002. At September 30, 2000 and September 25, 1999, the Company had letters of credit outstanding of $542,000 and $338,000, respectively.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.


F.  STOCK ARRANGEMENTS

STOCK OPTION/INCENTIVE PLANS: The Courier Corporation 1993 Stock Incentive Plan, as amended and restated, replaced the expiring 1983 Stock Option Plan. The 1993 Stock Incentive Plan, as amended, provides for the granting of stock options and stock grants up to a total of 445,000 shares. Under the provisions of each plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees. The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant. During fiscal 2000, 18,000 shares of restricted stock were granted which vest over a four-year period. Amortization expense relating to fiscal 2000 stock grants was $45,000.

DIRECTORS' OPTION PLAN: A 1989 plan, as amended and restated, allows members of the Company's Board of Directors to make an election to apply either 50% or 100% of their annual retainer fee, including the committee chair retainer, toward the annual grant of stock options to be offered at a price per share $5 below the fair market value of the Company's common stock at the time the option is granted. Retainer fees for fiscal 2000 amounted to $16,000 per director; in addition, the two committee chair fees amounted to a total of $15,000 for fiscal 2000. The plan, as approved by stockholders, provides a total of 250,000 shares for the issuance of such options.

The following is a summary of all option activity for these plans:

                                                         Stock Option/Incentive Plans          Directors' Option Plan
                                                         ----------------------------          ----------------------
                                                                              Average                         Average
                                                                             Exercise                        Exercise
                                                             Shares             Price          Shares           Price
                                                  ------------------ ----------------- --------------- ---------------
Outstanding at September 27, 1997                           371,366       $     10.13          42,900     $      8.69
         Issued                                              35,300             21.46          24,000           11.29
         Exercised                                         (137,510)             8.69         (22,500)           9.43
         Cancelled                                           (3,599)            10.11               -               -
                                                  ------------------ ------- --------- --------------- ----- ---------
Outstanding at September 26, 1998                           265,557       $     12.39          44,400     $      9.72
         Issued                                               5,000             23.75          18,000           15.75
         Exercised                                          (59,329)            10.63         (20,600)          10.47
                                                  ------------------ ------- --------- --------------- ----- ---------
Outstanding at September 25, 1999                           211,228       $     13.15          41,800     $     11.95
         Issued                                              78,800             26.88          20,100           19.14
         Exercised                                          (70,082)            10.42         (12,700)          14.35
         Cancelled                                           (7,916)            21.35               -               -
                                                  ------------------ ------- --------- --------------- ----- ---------
Outstanding at September 30, 2000                           212,030       $     18.85          49,200     $     14.26
                                                  ================== ======= ========= =============== ===== =========

Exercisable at September 30, 2000                           134,389       $     14.42          49,200     $     14.26
Available for future grants                                  70,653                            90,400

The following tables present information with regards to stock options outstanding at September 30, 2000:


                                                               Stock Option/Incentive Plans
                                                ------------------------------------------------------------
                                                     $4.67 -        $9.50 -         $15.58 -       $23.75 -
Range of Exercise Prices                             $9.17          $14.17          $22.83         $31.49
------------------------                        ------------- -------------- ---------------- --------------
Options outstanding                                   13,500         75,380           42,850         80,300
Weighted average exercise price of options
outstanding                                            $7.67         $11.71           $19.84         $26.89
Weighted average remaining life                    1.5 years      2.3 years        3.8 years      6.1 years
Options exercisable                                   13,500         75,380           31,918         13,591
Weighted average exercise price of options
exercisable                                            $7.67         $11.71           $19.31         $24.64

                                                                     Directors' Option Plan
Range of Exercise Prices                                                     $7.46 - $19.21
------------------------                                                     --------------
Options outstanding                                                                  49,200
Weighted average exercise price of options
outstanding                                                                          $14.26
Weighted average remaining life                                                   2.8 years
Options exercisable                                                                  49,200
Weighted average exercise price of options
exercisable                                                                          $14.26

STOCK GRANT PLAN: The Company established a stock grant plan in 1977 entitling key employees to receive shares of common stock of the Company. Shares granted are either fully vested or vest over periods up to 5 years. The maximum number of shares of common stock that may be awarded under the stock grant plan is 198,750 and no more than 33,750 shares may be awarded in any one fiscal year. The numbers of shares granted under the plan were 4,000 in fiscal 2000, 100 in fiscal 1999 and 2,000 in fiscal 1998. As of September 30, 2000, there were 828 shares available for future grants under the plan.

EMPLOYEE STOCK PURCHASE PLAN: The Company's 1999 Employee Stock Purchase Plan ("ESPP"), approved by stockholders in January 1999 to replace the expiring 1989 ESPP, covers an aggregate of 100,000 shares of Company common stock for issuance under the plan. Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the beginning or end of the grant period. During fiscal 2000, 11,560 shares were issued under the plan at an average price of $20.67 per share. Since inception, 21,297 shares have been issued. At September 30, 2000, an additional 78,703 shares were reserved for future issuances.

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

PRO FORMA DISCLOSURES: The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Had compensation cost for grants under the ESPP and for stock options granted after 1995 been determined under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been $10,145,000, or $3.01 per diluted share, for fiscal 2000; $8,026,000, or
$2.42 per diluted share, for fiscal 1999; and $7,511,000, or $2.31 per diluted share, for fiscal 1998. The pro forma effect on net income and net income per diluted share for fiscal 2000, fiscal 1999 and fiscal 1998 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to options granted prior to fiscal 1996.

For purposes of pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value options issued:

                                                       2000           1999           1998
                                                       ----           ----           ----
       Risk-free interest rate                         5.9%           6.3%           4.9%
       Expected volatility                              39%            42%            35%
       Expected dividend yields                        1.7%           1.7%           2.0%
       Estimated life for grants under:
            1993 Stock Incentive Plan               7 years        7 years        7 years
            Directors' Option Plan                  5 years        5 years        5 years
            ESPP                                  0.5 years      0.5 years      0.5 years

For purposes of pro forma disclosure, following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years.

                                                    1993 Stock Incentive Plan          Directors' Option Plan
                                                    -------------------------          ----------------------
On grant date:                                      2000      1999      1998          2000      1999      1998
                                                    ----      ----      ----          ----      ----      ----
Exercise price was equal to stock price            $11.44    $10.76    $7.74              -         -         -
Exercise price was in excess of
   stock price                                     $ 9.08         -    $5.98              -         -         -
Exercise price was less than stock price                -         -        -         $10.38     $9.31     $5.79


G.  RETIREMENT PLANS

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees, except for Dover employees. Dover, acquired in September 2000 (see Note H), provides retirement benefits through a defined benefit plan as described below.

Retirement costs of multi-employer union plans consist of defined contributions determined in accordance with the respective collective bargaining agreements. Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan
(ESOP). Retirement costs included in the accompanying financial statements amounted to approximately $2,500,000 in fiscal 2000, $2,330,000 in fiscal 1999 and $2,202,000 in fiscal 1998.

The Profit Sharing and Savings Plan is qualified under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 16% of their compensation, with the Company matching 25% of the first 6% of employee contributions. The Company also makes contributions to the plan annually based on profits each year for the benefit of all eligible non-union employees.

Shares of Company common stock may be allocated to participants' ESOP accounts annually based on their compensation as defined in the plan. During fiscal years 2000, 1999 and 1998, no such shares were allocated to eligible participants. At September 30, 2000, the ESOP held 167,243 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. The following table provides the plan's funded status and the amounts recognized in the consolidated balance sheet as of September 30, 2000 for Dover's defined benefit pension plan, as well as the actuarial assumptions used in the determination.

  Projected benefit obligation                       $3,647,000
  Fair value of plan assets                           3,471,000
                                                     ----------
  Funded status and accrued pension obligation       $(176,000)
                                                     ==========

  Weighted average assumptions:
  Discount rate                                            7.0%
  Expected return on plan assets                           7.5%
  Rate of compensation increase                            5.0%


H.  BUSINESS ACQUISITIONS

On September 22, 2000, the Company acquired all of the outstanding capital stock of Dover Publications, Inc., a Mineola, New York publisher of special-interest books. The Company paid approximately $39 million in cash to the former stockholders of Dover for their shares of capital stock.

The acquisition was accounted for as a purchase and, accordingly, Dover's financial results have been included in the consolidated financial statements from the date of acquisition. The financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair value at the date of acquisition. Such estimates are subject to final appraisals for certain assets acquired. The excess purchase price over the fair value of net assets acquired amounted to approximately $16 million, which has been accounted for as goodwill and will be amortized on a straight-line basis over twenty years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Dover as if the acquisition had occurred at the beginning of fiscal 2000 and 1999, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

(Unaudited)                                          2000            1999
-------------------------------------------------------------------------
Net sales                                    $216,282,000    $192,071,000
Net income                                     10,881,000       9,150,000
Net income per diluted share                         3.23            2.76

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the business combination been in effect at the beginning of the fiscal 2000 and 1999 or of future results of operations of the consolidated entities.

On September 30, 1997, the Company purchased The Home School Books & Supplies ("The Home School") based in Arlington, Washington. The Home School is a direct marketer of educational materials to families engaged in educating children at home. The purchase price was approximately $0.5 million.

I.  BUSINESS SEGMENTS

The Company has operated in one primary business segment, book manufacturing, with a second smaller business segment in customized education. On September 22, 2000, the Company acquired Dover Publications, Inc. (see Note H) which operates in a third segment, specialized publishing. The specialized publishing segment is not included in the segment information table below because the results of operations for the period prior to September 30, 2000 were not significant. Dover's assets of $41.5 million at September 30, 2000 are included in "unallocated" assets.

The Company has aggregated its book manufacturing business into one segment because of strong similarities in the economic characteristics, the nature of products and services, production processes, class of customer and distribution methods used. The book-manufacturing segment offers a full range of services from production through storage and distribution for education, religious and specialty book publishers. The customized education segment responds to the demand for increased choice in the way educational information is received and used. Operations include The Home School, a direct marketer of educational materials to families engaged in home-based learning, and Copyright Management Services, a provider of customized college coursepacks and textbooks.

The accounting policies of the segments are the same as those described in Note
A. Intersegment sales are not significant. In evaluating segment performance, management primarily focuses on income or loss before taxes and other income. Other income is reflected as "unallocated" in the following table. Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Unallocated corporate assets consist primarily of cash and cash equivalents and fixed assets used by the corporate support functions. For fiscal 2000, such assets also include the assets of Dover.

The following table provides segment information as required under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                             Book Manu-         Customized           Unallo-            Total
                                             facturing           Education            cated            Company
                                           ---------------     --------------     --------------    ---------------
Fiscal 2000
-----------
Net sales                               $     184,959,000   $      3,361,000   $              -  $     188,320,000
Earnings (loss) before income
taxes                                          19,066,000         (3,299,000)           119,000         15,886,000
Assets                                         88,748,000            848,000         52,645,000        142,241,000
Depreciation and amortization                   7,844,000            218,000                  -          8,062,000
Capital expenditures                           15,665,000             13,000            669,000         16,347,000
Interest expense                                  272,000             53,000                  -            325,000
------------------------------------------------------------------------------------------------------------------

Fiscal 1999
-----------
Net sales                               $     161,186,000   $      2,805,000   $              -  $     163,991,000
Earnings (loss) before income
taxes                                          15,155,000         (2,598,000)                 -         12,557,000
Assets                                         74,900,000          1,470,000         15,142,000         91,512,000
Depreciation and amortization                   7,988,000            294,000                  -          8,282,000
Capital expenditures                            3,848,000            107,000          1,044,000          4,999,000
Interest expense                                  445,000             79,000                  -            524,000
------------------------------------------------------------------------------------------------------------------

Fiscal 1998
-----------
Net sales                               $     149,546,000   $      2,045,000   $              -  $     151,591,000
Earnings (loss) before income
taxes                                          12,769,000         (3,057,000)         2,043,000         11,755,000
Assets                                         72,939,000          2,167,000         12,524,000         87,630,000
Depreciation and amortization                   8,328,000            213,000                  -          8,541,000
Capital expenditures                            3,239,000            307,000            601,000          4,147,000
Interest expense                                1,221,000             82,000                  -          1,303,000
------------------------------------------------------------------------------------------------------------------


Export sales as a percentage of consolidated sales were approximately 18% in both fiscal 2000 and fiscal 1999 and 17% in fiscal 1998. Sales to the Company's largest customer amounted to approximately 26% of consolidated sales in fiscal 2000, 27% in fiscal 1999 and 26% in fiscal 1998. In addition, sales to another customer amounted to 17% of consolidated sales in fiscal 2000, 15% in fiscal 1999 and 12% in fiscal 1998. No other customer accounted for more than 10% of consolidated sales. Customers are granted credit on an unsecured basis.

J.  OTHER INCOME (EXPENSE)

Other income (expense) in fiscal 2000 reflects net rental income from the Company's Raymond, New Hampshire facility; such facility comprises the September 30, 2000 balance sheet caption "Real estate held for sale or lease, net." In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and closed in October 2000, resulting in an after-tax gain of approximately $0.6 million, or $0.16 per diluted share, which will be included in the Company's fiscal 2001 first quarter results.

In June 1998, the Company completed the sale of a former manufacturing facility in Philadelphia that had been vacant. During fiscal 1997, the Company had consolidated its operations in Philadelphia from this older, multistory facility to a recently expanded, more efficient manufacturing facility also in Philadelphia. The selling price of the property was $4.6 million, resulting in a pretax gain of approximately $2.0 million. The after-tax gain of approximately $1.1 million, or $.34 per diluted share, generated approximately $3.2 million of cash after taxes.

K.  NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans.

                                                       2000            1999             1998
                                                  -----------------------------------------------
   Average shares outstanding for basic                3,277,000        3,204,000       3,100,000
   Effect of potentially dilutive shares                  96,000          115,000         154,000
                                                  ===============================================
   Average shares outstanding for dilutive             3,373,000        3,319,000       3,254,000
                                                  ===============================================

                               COURIER CORPORATION
                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

FISCAL 2000
(Dollars in thousands except per share amounts)                    First        Second         Third        Fourth
------------------------------------------------------------------------------------------------------------------
Operating Results:
Net sales                                                        $45,143       $44,489       $47,215       $51,473
Gross profit                                                      11,084        11,543        12,159        13,308
Net income                                                         2,169         2,351         2,517         3,600
Net income per diluted share                                        0.65          0.70          0.75          1.06
Dividends declared per share                                        0.12          0.12          0.12          0.12
Stock price:
    Highest                                                       24 5/8            25        26 3/4        30 3/4
    Lowest                                                        21 3/8        22 1/4        23 1/8            27

FISCAL 1999
(Dollars in thousands except per share amounts)                    First        Second         Third        Fourth
------------------------------------------------------------------------------------------------------------------
Operating Results:
Net sales                                                        $39,301       $40,480       $40,731       $43,479
Gross profit                                                       9,338        10,224         9,806        11,439
Net income                                                         1,420         1,867         1,826         3,263
Net income per diluted share                                        0.43          0.56          0.55          0.98
Dividends declared per share                                       0.105         0.105         0.105         0.105
Stock price:
    Highest                                                           31            26        23 3/8        25 3/4
    Lowest                                                       18 9/16        19 5/8            18        22 3/4

COMMON SHARES OF THE COMPANY ARE TRADED OVER-THE-COUNTER ON THE NASDAQ NATIONAL MARKET - SYMBOL "CRRC."

THERE WERE APPROXIMATELY 700 STOCKHOLDERS OF RECORD AS OF SEPTEMBER 30, 2000.

                               COURIER CORPORATION
                           FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions
 except per share amounts)                          2000*       1999        1998       1997        1996
-------------------------------------------------------------------------------------------------------
Net sales                                          $188.3     $164.0      $151.6     $131.4      $125.2
Gross profit                                         48.1       40.8        37.7       28.1        22.6
Net income                                           10.6        8.4         7.7        4.3         2.6
Net income per diluted share                         3.15       2.52        2.37       1.41        0.82
Dividends per share                                  0.48       0.42       0.385       0.32        0.32
Working capital                                      33.3       21.9        16.5       14.1        13.7
LIFO reserve                                          5.9        5.5         5.3        5.7         6.0
Current ratio (FIFO basis)                            2.0        2.0         1.9        1.8         1.9
Total assets                                        142.2       91.5        87.6       89.6        74.8
Long-term debt                                       31.3        1.2         6.8       18.6         9.3
Long-term debt as a percentage
  of capitalization                                 31.6%       2.0%       12.0%      30.8%       19.3%
Depreciation and amortization                         8.1        8.3         8.5        7.2         6.5
Capital expenditures                                 16.3        5.0         4.1        6.7         7.3
Stockholders' equity                                 67.8       57.6        49.8       41.7        38.8
Return on stockholders' equity                      17.0%      15.6%       16.9%      10.7%        6.7%
Stockholders' equity per share                      20.27      17.80       15.70      13.87       12.74
Shares outstanding (in 000's)                       3,344      3,233       3,172      3,011       3,044
Number of employees                                 1,535      1,320       1,254      1,202       1,050

NET INCOME PER SHARE IS BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING; STOCKHOLDERS' EQUITY PER SHARE IS BASED ON SHARES OUTSTANDING AT YEAR END. SHARES OUTSTANDING AND PER SHARE AMOUNTS HAVE BEEN RETROACTIVELY ADJUSTED TO REFLECT A THREE-FOR-TWO STOCK SPLIT EFFECTED ON JUNE 1, 1998 (SEE NOTE A).

*  FISCAL 2000 INCLUDED 53 WEEKS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Sales in fiscal 2000 increased 15% to $188.3 million compared to $164.0 million in fiscal 1999. Fiscal 2000 included 53 weeks compared to 52 weeks in fiscal 1999. Sales from the Company's book manufacturing segment were also up 15% for the year reflecting increased sales in education, religion and specialized publishing markets. Revenues from the Company's customized education segment, which consists of Copyright Management Services and The Home School, grew by 20% in fiscal 2000 to $3.4 million. Total sales in fiscal 1999 increased 8% to $164.0 million compared to $151.6 million in fiscal 1998. Sales from the Company's book manufacturing segment also increased 8% over fiscal 1998 due to increased sales across all of the Company's major publishing markets. Revenues from the Company's customized education segment grew by 37% in fiscal 1999 to $2.8 million.

Gross profits in fiscal 2000 increased by $7.3 million or 18% and, as a percentage of sales, increased to 26% from 25% in fiscal 1999. The improvement in gross profits in fiscal 2000 resulted from increased sales volume combined with productivity gains from investments in capital equipment and increased recycling income. Gross profit increased to $40.8 million in fiscal 1999, up 8% from $37.7 million in fiscal 1998. The increase in gross profit reflected the impact of the increased sales volume. As a percentage of sales, gross profit for fiscal 1999 was comparable to fiscal 1998 at 25% of sales. During the past three years, inflation has not had a significant impact on the Company's gross profits, or on its overall operations.

Selling and administrative expenses increased to $32.0 million in fiscal 2000 from $27.7 million in fiscal 1999, remaining at 17% as a percentage of sales. The increase in selling and administrative expense resulted primarily from the impact of the extra week in fiscal 2000 and from expenses that relate directly to the increase in profitability. Selling and administrative expenses increased to $27.7 million in fiscal 1999, up 4% from $26.7 million in fiscal 1998. The increase was due to costs associated with improvements to the Company's information systems and with expenses that relate directly to the increase in profitability. As a percentage of sales, selling and administrative expenses decreased to 17% in fiscal 1999 from 18% in fiscal 1998.

Interest expense in fiscal 2000 was $0.3 million compared to $0.5 million in fiscal 1999 due to a reduction in average borrowings of approximately $1.3 million. In addition, interest of approximately $0.1 million related to new equipment was capitalized in fiscal 2000. In fiscal 1999, interest expense was $0.8 million lower than fiscal 1998 reflecting a reduction in average borrowings of approximately $13 million due to cash generated from operations as well as a slightly lower average interest rate in fiscal 1999.

Other income (expense) in fiscal 2000 is comprised of net rental income from the Company's Raymond, New Hampshire facility. In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the building was sold in October 2000. The after-tax gain of approximately $0.6 million, or $.16 per diluted share, will be included in the Company's fiscal 2001 first quarter results. Other income (expense) in fiscal 1998 resulted from a gain on the sale of a former manufacturing facility in Philadelphia that had been vacant. During fiscal 1997, the Company had completed the consolidation of its operations in Philadelphia from this older facility to a recently expanded, more efficient manufacturing facility also in Philadelphia. The selling price of the facility was $4.6 million, resulting in a pretax gain of approximately $2.0 million and an after-tax gain of approximately $1.1 million, or $.34 per diluted share.

The Company's effective tax rate for fiscal 2000 was comparable to the prior year at 33%. In fiscal 1999, the effective tax rate was lower than the 34% rate for fiscal 1998 due to higher state and local taxes in fiscal 1998 related to the sale of the Philadelphia real estate, as well as an increased benefit from export related income in fiscal 1999.

Net income for fiscal 2000 was $10.6 million, an increase of 27% over net income in fiscal 1999 of $8.4 million. Net income per share on a diluted basis was up 25% to $3.15 per share from $2.52 per share in fiscal 1999. Pretax earnings from the Company's book manufacturing segment increased 26% to $19.1 million from $15.2 million in the prior year. In fiscal 2000, the customized education segment incurred a pretax loss of $3.3 million, or $0.64 per diluted share compared to a pretax loss of $2.6 million, or $0.52 per diluted share in fiscal 1999. Results for fiscal 2000 in the customized education segment include a $350,000 pretax charge, or $.07 per diluted share, for the planned sale or closure of The Home School's retail store. In fiscal 1999, net income was $8.4 million, up 27% over net income of approximately $6.6 million in fiscal 1998, when adjusted to exclude the after-tax gain from the sale of real estate of approximately $1.1 million. Net income per share on a diluted basis increased 24% to $2.52 per share compared to $2.03 per diluted share in fiscal 1998, after adjusting to exclude the real estate gain of $.34 per share. Pretax earnings from the Company's book manufacturing segment increased to $15.2 million, a 19% increase over fiscal 1998, reflecting increased sales volume. The Company's customized education segment in fiscal 1999 had a pretax loss of $2.6 million, or $.52 per diluted share, compared to a pretax loss of $3.1 million, or $.62 per diluted share, in fiscal 1998.

For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 54,000 shares in fiscal 2000 and 65,000 shares in fiscal 1999. These increases were primarily due to shares exercised and issued under the Company's stock plans and the impact of potentially dilutive shares which increased primarily due to the increase in the price per share of the Company's stock.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000), which will be effective at the beginning of the Company's fiscal year ending September 29, 2001. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101 ("Revenue Recognition in Financial Statements"), that will be required to be implemented by the Company in the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of this SAB will have on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2000, operating activities provided approximately $22.5 million of cash. Net income for the year was $10.6 million and depreciation and amortization was $8.1 million. Working capital provided approximately $4.2 million of cash, primarily from an increase in accounts payable related to increased inventories and to capital equipment recently installed with final payments due after September 30, 2000. Accounts receivable and inventories used cash of approximately $3.9 million in fiscal 2000 related to the increase in sales volume.

Investment activities in 2000 used $16.3 million in cash for capital expenditures for new presses, binding lines, computer-to-plate equipment, information system improvements and other equipment to automate work flows and lower costs. Capital expenditures in fiscal 2001 are expected to be approximately $15 million. On September 22, 2000 the Company acquired all of the capital stock of Dover Publications, Inc. for approximately $39 million in cash. The acquisition is expected to have a minimal effect on Courier's net income for fiscal 2001 due to interest expense on acquisition debt, amortization of goodwill of approximately $0.8 million and a required purchase accounting inventory write up which will increase cost of sales when this inventory is sold. Dover is expected to be accretive to earnings thereafter and to generate substantial cash from operations from the outset.

In February 2000, the Company entered into a 5-year lease of its facility in Raymond NH, which had been vacant and held for sale or lease. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August and the sale was closed in October 2000, resulting in after-tax cash proceeds of approximately $0.8 million and an after-tax gain of approximately $0.6 million, or $.16 per diluted share, which will be included in the Company's first quarter fiscal 2001 results. In addition, the Company intends to sell the unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA, which would result in reductions in building operating costs while maintaining current levels of book manufacturing at the site. In January 2000, the Company signed an agreement to sell this property, but a number of significant contingencies exist. The prospective buyer has until September 2001 to purchase the property.

Financing activities in fiscal 2000 provided approximately $29.5 million of cash. Cash of $30.5 million was provided from an increase in long-term borrowings related to the acquisition of Dover. Dividend payments were $1.6 million and proceeds from stock plans were $1.0 million, primarily from the exercise of stock options. In August 2000, the Company amended its long-term revolving bank credit facility, increasing the amount available under this facility from $30 million to $60 million, in contemplation of the acquisition of Dover. At September 30, 2000, borrowings under this credit facility were $30.5 million. This revolving credit facility matures in March 2003. The Company intends to extend this credit facility an additional year during fiscal year 2001. The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 2001.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A to the financial statements. The Company engages neither in speculative nor derivative trading activities.

FORWARD-LOOKING INFORMATION

STATEMENTS THAT DESCRIBE FUTURE EXPECTATIONS, PLANS OR STRATEGIES ARE CONSIDERED "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE" AND OTHER EXPRESSIONS WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD AFFECT ACTUAL RESULTS INCLUDE, AMONG OTHERS, CHANGES IN CUSTOMERS' DEMAND FOR THE COMPANY'S PRODUCTS, CHANGES IN RAW MATERIAL COSTS AND AVAILABILITY, SEASONAL CHANGES IN CUSTOMER ORDERS, PRICING ACTIONS BY COMPETITORS, CHANGES IN COPYRIGHT LAWS, CONSOLIDATION AMONG CUSTOMERS AND COMPETITORS, SUCCESS IN THE INTEGRATION OF ACQUIRED BUSINESSES, CHANGES IN TECHNOLOGY, AND GENERAL CHANGES IN ECONOMIC CONDITIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS WILL PROVE TO BE ACCURATE. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE MADE AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY SUCH STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

                               COURIER CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                                         ADDITIONS
                                             BALANCE AT  CHARGED TO                         BALANCE
                                             BEGINNING   COSTS AND              OTHER        AT END
                                             OF PERIOD   EXPENSES   DEDUCTIONS CHANGES (1) OF PERIOD
                                            ----------   --------   ---------- ----------- ---------
Fiscal year ended September 30, 2000
     Allowance for uncollectible accounts   $  937,000   $345,000   $141,000   $250,000   $1,391,000

Fiscal year ended September 25, 1999
     Allowance for uncollectible accounts   $1,078,000   $174,000   $315,000   $   --     $  937,000

Fiscal year ended September 26, 1998
     Allowance for uncollectible accounts   $1,242,000   $178,000   $342,000   $   --     $1,078,000

(1) Other changes reflects amount related to a business acquisition.