Form 10-Q
period 2000-12-30
COURIER CORP
filed 2001-02-13
CIK 25212

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to ____________

                         Commission file number 0-7597

                              COURIER CORPORATION
             (Exact name of registrant as specified in its charter)

                                 Massachusetts
         (State or other jurisdiction of incorporation or organization)

                                   04-2502514
                      (I.R.S. Employer Identification No.)

15 Wellman Avenue, North Chelmsford, Massachusetts              01863
   (Address of principal executive offices)                   (Zip Code)

                                 (978) 251-6000
              (Registrant's telephone number, including area code)

                                    NO CHANGE
              Former name, former address and former fiscal year,
                         if changed since last report)


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

          Class                           Outstanding at February 2, 2001
Common Stock, $1 par value                       3,364,412 Shares

                              COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                         DECEMBER 30,   SEPTEMBER 30,
ASSETS                                                      2000            2000
------                                                   ------------   -------------
Current assets:
   Cash and cash equivalents                               $     26     $    562
   Accounts receivable, less allowance
     for uncollectible accounts                              40,643       39,811
   Inventories (Note B)                                      27,038       27,421
   Deferred income taxes                                      2,511        2,543
   Other current assets                                         987        1,016
                                                           --------     --------
     Total current assets                                    71,205       71,353

Property, plant and equipment, less
  accumulated depreciation: $83,687
  at December 30, 2000 and $81,427
  at September 30, 2000                                      40,041       41,014

Real estate held for sale or lease, net (Note E)               --            323

Goodwill and other intangibles, net (Note A)                 26,850       26,040

Prepublication costs                                          2,905        2,949

Other assets                                                    530          562
                                                           --------     --------
  Total assets                                             $141,531     $142,241
                                                           ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                       DECEMBER 30,   SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                       2000            2000
------------------------------------                   ------------   -------------
Current liabilities:
   Current maturities of long-term debt                 $     321     $     366
   Accounts payable                                        11,410        18,023
   Accrued payroll                                          3,793         6,708
   Accrued taxes                                            5,653         5,303
   Other current liabilities                                8,309         7,606
                                                        ---------     ---------
      Total current liabilities                            29,486        38,006

Long-term debt                                             36,617        31,327
Deferred income taxes                                       2,523         2,428
Other liabilities                                           2,346         2,709
                                                        ---------     ---------
      Total liabilities                                    70,972        74,470
                                                        ---------     ---------
Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 3,750,000 shares             3,750         3,750
   Additional paid-in capital                               2,463         2,283
   Retained earnings                                       68,051        65,551
   Unearned compensation                                     (485)         (513)
   Treasury stock, at cost: 391,000 shares
      at December 30, 2000 and 406,000
      shares at September 30, 2000                         (3,220)       (3,300)
                                                        ---------     ---------
      Total stockholders' equity                           70,559        67,771
                                                        ---------     ---------
Total liabilities and stockholders' equity              $ 141,531     $ 142,241
                                                        =========     =========


The accompanying notes are an integral part of the consolidated financial statements.

                              COURIER CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands except per share amounts)

                                                             THREE MONTHS ENDED
                                                         ---------------------------
                                                         DECEMBER 30,   DECEMBER 25,
                                                            2000           1999
                                                         ------------   ------------
Net sales                                                    $53,279     $45,143
Cost of sales                                                 38,655      34,059
                                                             -------     -------
  Gross profit                                                14,624      11,084

Selling and administrative expenses                            9,940       7,485
Amortization of goodwill and other intangibles                   362         163
Interest expense                                                 686          84
Other income (Note E)                                            930        --
                                                             -------     -------
  Income before taxes                                          4,566       3,352

Provision for income taxes (Note C)                            1,614       1,183
                                                             -------     -------
  Net income                                                 $ 2,952     $ 2,169
                                                             =======     =======
Net income per share (Note D):

  Basic                                                      $  0.88     $  0.67
                                                             =======     =======
  Diluted                                                    $  0.86     $  0.65
                                                             =======     =======
Cash dividends declared per share                            $ 0.135     $  0.12
                                                             =======     =======


The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                             THREE MONTHS ENDED
                                                         ---------------------------
                                                         DECEMBER 30,   DECEMBER 25,
                                                            2000           1999
                                                         ------------   ------------
Cash used for operating activities                          ($5,130)    ($1,914)
                                                            -------     -------
Investment activities:
  Capital expenditures                                       (1,251)     (1,490)
  Prepublication costs                                         (408)       --
  Proceeds from sale of assets (Note E)                       1,340        --
                                                            -------     -------
Cash used for investment activities                            (319)     (1,490)
                                                            -------     -------
Financing activities:
  Scheduled long-term debt repayments                           (88)        (82)
  Increase in long-term borrowings                            5,333         500
  Cash dividends                                               (452)       (391)
  Proceeds from stock plans                                     120          63
  Stock repurchase                                             --          (114)
                                                            -------     -------
Cash provided from (used for) financing activities            4,913         (24)
                                                            -------     -------

Decrease in cash and cash equivalents                          (536)     (3,428)

Cash and equivalents at the beginning of the period             562       3,460
                                                            -------     -------
Cash and equivalents at the end of the period               $    26     $    32
                                                            =======     =======


The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of December 30, 2000, the statements of income and the statements of cash flows for the three-month periods ended December 30, 2000 and December 25, 1999 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2000 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The balance sheet data as of September 30, 2000 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report for the year ended September 30, 2000.

BUSINESS ACQUISITION

On September 22, 2000, the Company acquired all of the outstanding capital stock of Dover Publications, Inc. (Dover). The Company paid approximately $39 million in cash to the former stockholders of Dover for their shares of capital stock. The acquisition was accounted for as a purchase and, accordingly, Dover's financial results have been included in the consolidated financial statements from the date of acquisition. The financial statements at September 30, 2000 reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair value at the date of acquisition. During the first quarter of fiscal 2001, appraisal adjustments resulted in an increase in goodwill of approximately $1 million.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June
2000); the adoption did not have a material effect on the Company's consolidated financial statements. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101 ("Revenue Recognition in Financial Statements"), that will be required to be implemented by the Company in the fourth quarter of the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of this SAB will have on its consolidated financial statements.

                               COURIER CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

B.     INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 46% and 47% of the Company's inventories at December 30, 2000 and September 30, 2000, respectively. Other inventories are determined using the first-in, first-out
(FIFO) method with the exception of inventory relating to the September 2000 acquisition of Dover which, in accordance with purchase accounting requirements, is included at its estimated fair market value of $13.9 million at September 30, 2000. Inventories consisted of the following:

                                           (000'S OMITTED)
                                           --------------
                                   DECEMBER 30,    SEPTEMBER 30,
                                      2000             2000
                                   -----------     ------------
      Raw materials                $  3,393          $  3,619
      Work in process                 7,692             8,018
      Finished goods                 15,953            15,784
                                   --------          --------
         Total                     $ 27,038          $ 27,421
                                   ========          ========

C.     INCOME TAXES

The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:

                                                                             (000'S OMITTED)
                                                                             --------------
                                                                           THREE MONTHS ENDED
                                                                     -------------------------------
                                                                     DECEMBER 30,       DECEMBER 25,
                                                                         2000              1999
                                                                     ------------       ------------
      Federal income taxes at statutory rate                           $ 1,553            $ 1,140
      State income taxes, net                                              134                 97
      Goodwill amortization                                                 43                 43
      Foreign sales corporation (FSC) export related income               (137)              (104)
      Other                                                                 21                  7
                                                                       -------            -------
                   Total                                               $ 1,614            $ 1,183
                                                                       =======            =======

D.     NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans.

                                                                             (000'S OMITTED)
                                                                             --------------
                                                                           THREE MONTHS ENDED
                                                                     -------------------------------
                                                                     DECEMBER 30,       DECEMBER 25,
                                                                         2000              1999
                                                                     ------------       ------------
      Average shares outstanding for basic                             3,356              3,254
      Effect of potentially dilutive shares                               81                 91
                                                                       -----              -----
      Average shares outstanding for diluted                           3,437              3,345
                                                                       =====              =====

                               COURIER CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

E.     OTHER INCOME

During the first quarter of fiscal 2001, the Company completed the sale of its Raymond, NH facility; such facility comprised the September 30, 2000 balance sheet caption "Real estate held for sale or lease, net." In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million and approximately $0.6 million after tax, or $.16 per diluted share.


F.     BUSINESS SEGMENTS

The Company has operated in one primary business segment, book manufacturing, with a second smaller business segment in customized education. On September 22, 2000, the Company acquired Dover Publications, Inc. (Dover), a publisher of special interest books. Dover comprises the Company's third segment, specialized publishing. The book-manufacturing segment offers a full range of services from production through storage and distribution for education, religious and specialty book publishers. The customized education segment responds to the demand for increased choice in the way educational information is received and used. Operations include The Home School, a direct marketer of educational materials to families engaged in home-based learning, and Courier Custom Publishing, a provider of customized college textbooks and coursepacks.

In evaluating segment performance, management primarily focuses on income or loss before taxes and other income (see Note E). The elimination of intersegment sales represents sales from the book manufacturing segment to the specialized publishing segment. Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.

The following table provides segment information for the three-month periods ended December 30, 2000 and December 25, 1999:

                                                             (000'S OMITTED)
                                                             --------------
                                                            THREE MONTHS ENDED
                                                      -----------------------------
                                                      DECEMBER 30,     DECEMBER 25,
                                                         2000             1999
                                                      ------------     ------------
NET SALES:
Book manufacturing                                     $ 45,209        $ 44,734
Customized education                                        422             409
Specialized publishing                                    8,569            --
Elimination of intersegment sales                          (921)           --
                                                       --------        --------
   Total company                                       $ 53,279        $ 45,143
                                                       ========        ========

INCOME (LOSS) BEFORE TAXES:
Book manufacturing                                        3,845           4,126
Customized education                                       (351)           (774)
Specialized publishing                                      310            --
Elimination of intersegment profit                         (168)           --
Other income                                                930            --
                                                       --------        --------
   Total company                                       $  4,566        $  3,352
                                                       ========        ========

ITEM 2.                         COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the first quarter of fiscal 2001 were up 18% to $53.3 million compared to $45.1 million in the corresponding period last year. Sales by Dover Publications, Inc. (Dover), acquired on September 22, 2000, contributed $8.6 million to the increase in sales for the quarter. The acquisition of Dover also requires the elimination of intersegment sales, which reduced total consolidated sales by $0.9 million in the first quarter. Sales from the Company's book manufacturing segment increased 1% to $45.2 million for the quarter. Sales to the educational and religious markets continued to show solid growth, however, sales to the specialty publishing market decreased. This decrease was due in part to a decline in retail sales of books during the holiday season, particularly computer game books where the Company has developed a strong presence. Game book sales were down primarily because of the delay in delivery of Sony's new Play Station II game system. Sales from the Company's customized education segment increased 3% to $422,000 for the first quarter of fiscal 2001. In November 2000, the Company completed its plan to close The Home School retail store in Arlington, WA. The improvement in sales for the customized education segment in the first quarter was attributable to Courier Custom Publishing, the Company's college coursepack business where revenues increased 25% over the same period last year. Revenues from the customized education segment are highly seasonal with the Company's fiscal fourth quarter historically representing the period of highest market demand.

Gross profit increased to $14.6 million, or 27.4% of sales, in the first quarter compared to $11.1 million, or 24.6% of sales, in the same period last year. The increase in gross profit is primarily from Dover sales. Dover's gross profit as a percentage of sales is higher than the Company's other businesses which increased the overall percentage. Book manufacturing segment margins were down slightly affected by higher fixed costs related to added capacity and slightly lower productivity due to the adverse effects of a tight labor market. The intersegment profit elimination reduced gross profit by approximately $0.2 million in the first quarter of fiscal 2001.

Selling and administrative expenses increased to $9.9 million in the first three months of fiscal 2001 from $7.5 million in the same period last year. As a percentage of sales, selling and administrative expenses were 18.7% in the first quarter of fiscal 2001 compared to 16.6% in the corresponding period last year. The increase was primarily attributable to Dover where selling and administrative expenses as a percentage of sales are significantly higher than the Company's other businesses.

Amortization of goodwill and other intangibles increased to $362,000 in the first quarter of fiscal 2001 from $163,000 for the same period last year reflecting the amortization of goodwill related to the acquisition of Dover.

Interest expense was $686,000 in the first three months of fiscal 2001 compared to $84,000 in the same period of fiscal 2000 reflecting increased average borrowings of approximately $33 million, primarily due to the acquisition of Dover, as well as a slightly higher average interest rate. In addition, interest of $40,000 related to new equipment was capitalized in the first quarter of fiscal 2001.

During the first quarter of fiscal 2001, the Company completed the sale of a building in Raymond, NH. In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million and approximately $0.6 million after tax, or $.16 per diluted share.

The Company's effective tax rate for the first quarter of fiscal 2001 was comparable to the same period last year at 35%.

Net income for the first quarter of fiscal 2001 was approximately $3.0 million, or $.86 per diluted share, up 36% over last year's first quarter net income of approximately $2.2 million, or $.65 per diluted share. Net income in fiscal 2001 includes an after-tax gain of approximately $0.6 million, or $.16 per diluted share, on the sale of the Raymond, NH facility. Absent the gain, net income was $2.4 million or $.70 per diluted

                               COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED):

share, up 8% over the corresponding period last year. Dover, which comprises the Company's new specialized publishing segment, contributed approximately $0.3 million in pretax earnings, or $.05 per diluted share, after goodwill amortization and interest expense. Pretax earnings from the book manufacturing segment decreased to $3.8 million from $4.1 million in last year's first quarter, reflecting a slight reduction in the gross profit percentage. The Company's customized education segment reduced first quarter pretax earnings by $0.4 million, and net income by $.07 per diluted share, compared to a reduction in pretax earnings of $0.8 million, and net income of $.15 per diluted share, for the same period last year. The improvement was due in part to the Company's completion in November 2000 of its previously announced plan to close The Home School retail store in Arlington, WA and other steps taken to reduce costs.

For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 92,000 shares over last year's first quarter. The increase was largely due to options exercised under the Company's stock plans.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June
2000); the adoption did not have a material effect on the Company's consolidated financial statements. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101 ("Revenue Recognition in Financial Statements"), that will be required to be implemented by the Company in the fourth quarter of the Company's fiscal year ending September 29, 2001. The Company is currently evaluating the impact, if any, that the adoption of this SAB will have on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of fiscal 2001, operations used approximately $5.1 million of cash. Net income was $3.0 million and depreciation and amortization were $3.0 million. This was more than offset by increased working capital requirements related to an increase in accounts receivable coupled with reductions in accounts payable and accrued expenses.

Investment activities in the first quarter of fiscal 2001 used approximately $0.3 million of cash. Capital expenditures were approximately $1.3 million for the first three months of fiscal 2001. For the entire fiscal year, capital expenditures are expected to approximate $15 million, primarily for added capacity and factory automation equipment to increase productivity and service levels. Proceeds from the October 2000 sale of the Raymond, NH facility were $1.3 million. The Company entered into an agreement in January 2000 to sell the unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA, which would result in reductions in building operating costs while maintaining current levels of book manufacturing at the site. A number of significant contingencies exist and in December 2000, the Company agreed to extend the closing date to September 2001 because of delays in obtaining necessary permits.

Financing activities for the first quarter of fiscal 2001 included an increase in long-term borrowings of approximately $5.2 million. At December 30, 2000, the Company had borrowings of approximately $35.8 million under its $60 million long-term revolving credit facility. Dividends in the first quarter of fiscal 2001 were $0.5 million, a 16% increase over last year's first quarter primarily due to an increase in the amount of the quarterly dividend.

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

                               COURIER CORPORATION


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company's "Quantitative and Qualitative Disclosures About Market Risk" as previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             Report on Form 8-K dated September 22, 2000 and filed October 6, 2000 reporting under Item 2 the acquisition of Dover Publications, Inc.

             A Form 8-K/A filed December 6, 2000 containing the required financial statements for the acquired business and pro forma financial information for the September 22, 2000 acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COURIER CORPORATION
                                       -------------------
                                           (REGISTRANT)


    FEBRUARY 12, 2001                     By: /s/ JAMES F. CONWAY III
--------------------------                    ---------------------------------
         Date                                 James F. Conway III
                                              Chairman, President and
                                              Chief Executive Officer




    FEBRUARY 12, 2001                     By: /s/ ROBERT P. STORY, JR.
--------------------------                    ---------------------------------
         Date                                 Robert P. Story, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer




    FEBRUARY 12, 2001                     By: /s/ PETER M. FOLGER
--------------------------                    ---------------------------------
         Date                                 Peter M. Folger
                                              Vice President and
                                              Chief Accounting Officer