Form 10-Q
period 2001-03-31
COURIER CORP
filed 2001-05-15
CIK 25212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


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

                Class                             Outstanding at April 25, 2001
     Common Stock, $1 par value                          3,369,315 Shares

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                                  March 31,          September 30,
                                                                    2001                 2000
                                                                  ---------          -------------
ASSETS

Current assets:
   Cash and cash equivalents                                       $     40             $    562
   Accounts receivable, less allowance
     for uncollectible accounts                                      35,084               39,811
   Inventories (Note B)                                              24,742               27,421
   Deferred income taxes                                              2,478                2,543
   Other current assets                                                 530                1,016
                                                                   --------             --------
     Total current assets                                            62,874               71,353

Property, plant and equipment, less
  accumulated depreciation: $85,817
  at March 31, 2001 and $81,427
  at September 30, 2000                                              43,055               41,014

Real estate held for sale or lease, net (Note E)                         --                  323

Goodwill and other intangibles, net (Note A)                         26,374               26,040

Prepublication costs                                                  2,863                2,949

Other assets                                                            567                  562
                                                                   --------             --------
  Total assets                                                     $135,733             $142,241
                                                                   ========             ========


        The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                                          March 31,          September 30,
                                                                            2001                 2000
                                                                          ---------          -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                   $    249             $    366
   Accounts payable                                                         12,496               18,023
   Accrued payroll                                                           4,594                6,708
   Accrued taxes                                                             3,397                5,303
   Other current liabilities                                                 6,487                7,606
                                                                          --------             --------
      Total current liabilities                                             27,223               38,006

Long-term debt                                                              30,516               31,327
Deferred income taxes                                                        2,689                2,428
Other liabilities                                                            2,530                2,709
                                                                          --------             --------
      Total liabilities                                                     62,958               74,470
                                                                          --------             --------

Stockholders' equity:
   Preferred stock, $1 par value - authorized
      1,000,000 shares; none issued
   Common stock, $1 par value - authorized
      6,000,000 shares; issued 3,750,000 shares                              3,750                3,750
   Additional paid-in capital                                                2,919                2,283
   Retained earnings                                                        69,730               65,551
   Unearned compensation                                                      (457)                (513)
   Treasury stock, at cost: 384,000 shares
      at March 31, 2001 and 406,000
      shares at September 30, 2000                                          (3,167)              (3,300)
                                                                          --------             --------

      Total stockholders' equity                                            72,775               67,771
                                                                          --------             --------

Total liabilities and stockholders' equity                                $135,733             $142,241
                                                                          ========             ========


         The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except per share amounts)


                                                                  QUARTER ENDED                             SIX MONTHS ENDED
                                                          ------------------------------            -------------------------------
                                                          March 31,            March 25,            March 31,             March 25,
                                                            2001                 2000                 2001                  2000
                                                          ---------            ---------            ---------             ---------
Net sales                                                 $49,011              $44,489              $102,290              $89,632
Cost of sales                                              35,233               32,946                73,888               67,005
                                                          -------              -------              --------              -------
  Gross profit                                             13,778               11,543                28,402               22,627

Selling and administrative expenses                         9,843                7,652                19,783               15,137
Amortization of goodwill and other intangibles                358                  163                   720                  326
Interest expense                                              619                  101                 1,305                  185
Other (income) expense (Note E)                              (300)                  --                (1,230)                  --
                                                          -------              -------              --------              -------
  Income before taxes                                       3,258                3,627                 7,824                6,979

Provision for income taxes (Note C)                         1,125                1,276                 2,739                2,459
                                                          -------              -------              --------              -------
  Net income                                              $ 2,133              $ 2,351              $  5,085              $ 4,520
                                                          =======              =======              ========              =======

Net income per share (Note D):

  Basic                                                   $  0.63              $  0.72              $   1.51              $  1.39
                                                          =======              =======              ========              =======

  Diluted                                                 $  0.62              $  0.70              $   1.48              $  1.35
                                                          =======              =======              ========              =======

Cash dividends declared per share                         $ 0.135              $  0.12              $   0.27              $  0.24
                                                          =======              =======              ========              =======


        The accompanying notes are an integral part of the consolidated financial statements.

                               COURIER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                            SIX MONTHS ENDED
                                                                     ------------------------------
                                                                     March 31,            March 25,
                                                                       2001                 2000
                                                                     ---------            ---------
Cash provided from operating activities                               $ 6,334              $ 2,900
                                                                      -------              -------

Investment activities:
  Capital expenditures                                                 (6,567)              (5,227)
  Prepublication costs                                                   (828)                  --
  Proceeds from sale of assets (Note E)                                 2,124                   --
                                                                      -------              -------

Cash used for investment activities                                    (5,271)              (5,227)
                                                                      -------              -------

Financing activities:
  Scheduled long-term debt repayments                                    (178)                (165)
  Decrease in long-term borrowings                                       (750)                  --
  Cash dividends                                                         (906)                (781)
  Proceeds from stock plans                                               249                  181
  Stock repurchase                                                         --                 (114)
                                                                      -------              -------

Cash used for financing activities                                     (1,585)                (879)
                                                                      -------              -------

Decrease in cash and cash equivalents                                    (522)              (3,206)

Cash and equivalents at the beginning of the period                       562                3,460
                                                                      -------              -------

Cash and equivalents at the end of the period                         $    40              $   254
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

                               COURIER CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



         A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED FINANCIAL STATEMENTS

         The balance sheet as of March 31, 2001, the statements of income for the three-month and six-month periods ended March 31, 2001 and March 25, 2000, and the statements of cash flows for the six-month periods ended March 31, 2001 and March 25, 2000 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2000 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The balance sheet data as of September 30, 2000 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles in the United States of America. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report for the year ended September 30, 2000.

         BUSINESS ACQUISITION

         On September 22, 2000, the Company acquired all of the outstanding capital stock of Dover Publications, Inc. (Dover). The Company paid approximately $39 million in cash to the former stockholders of Dover for their shares of capital stock. The acquisition was accounted for as a purchase and, accordingly, Dover's financial results have been included in the consolidated financial statements from the date of acquisition. The financial statements at September 30, 2000 reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair value at the date of acquisition. During the first six months of fiscal 2001, appraisal adjustments resulted in an increase in goodwill of approximately $1 million.

         NEW ACCOUNTING PRONOUNCEMENTS

         Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000); the adoption did not have a material effect on the Company's consolidated financial statements. The Securities and Exchange Commission has issued Staff Accounting Bulletin
         (SAB) No. 101 ("Revenue Recognition in Financial Statements"), that will be required to be implemented by the Company in the fourth quarter of the Company's fiscal year ending September 29, 2001. The Company does not believe the adoption of this SAB will have a material impact on its consolidated financial statements.

                               COURIER CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


         B.  INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 47% of the Company's inventories at both March 31, 2001 and September 30, 2000. Other inventories are determined using the first-in, first-out (FIFO) method with the exception of inventory relating to the September 2000 acquisition of Dover which, in accordance with purchase accounting requirements, was included at its estimated fair market value of $13.9 million at September 30, 2000. Inventories consisted of the following:


                                                            (000'S OMITTED)
                                                            ---------------
                                                      March 31,         September 30,
                                                        2001                2000
                                                      ---------         -------------
                 Raw materials                         $ 3,701             $ 3,619
                 Work in process                         6,551               8,018
                 Finished goods                         14,490              15,784
                                                       -------             -------
                    Total                              $24,742             $27,421
                                                       =======             =======


         C.  INCOME TAXES

         The statutory federal tax rate is 34%. The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:


                                                                              (000'S OMITTED)
                                                                              ---------------
                                                               QUARTER ENDED                SIX MONTHS ENDED
                                                               -------------                ----------------
                                                           March 31,      March 25,       March 31,       March 25,
                                                             2001            2000           2001             2000
                                                           ---------      ---------       ---------       ---------
         Federal income taxes at statutory rate             $1,108         $1,233          $2,661          $2,373
         State income taxes, net                                95            110             229             207
         Goodwill amortization                                  43             43              86              86
         Foreign sales corporation (FSC) export
         related income                                       (124)          (127)           (261)           (231)
         Other                                                   3             17              24              24
                                                            ------         ------          ------          ------
              Total                                         $1,125         $1,276          $2,739          $2,459
                                                            ======         ======          ======          ======


         D.  NET INCOME PER SHARE

         Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans.



                                                                           (000'S OMITTED)
                                                                           ---------------
                                                              QUARTER ENDED                 SIX MONTHS ENDED
                                                              -------------                 ----------------
                                                        March 31,       March 25,       March 31,        March 25,
                                                          2001            2000            2001             2000
                                                        ---------       ---------       ---------        ---------
         Average shares outstanding for basic             3,365           3,263           3,361            3,259
         Effect of potentially dilutive shares               84              95              82               93
                                                          -----           -----           -----            -----
         Average shares outstanding for diluted           3,449           3,358           3,443            3,352
                                                          =====           =====           =====            =====

                               COURIER CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

         E.  OTHER INCOME

         In March 2001, the Company sold the assets of its subsidiary, The Home School, and ceased operating this business. The proceeds from the sale were $0.8 million resulting in a pretax gain of approximately $300,000 and an after-tax gain of approximately $200,000, or $.06 per diluted share.

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

         F.  BUSINESS SEGMENTS

         The Company historically operated in one primary business segment, book manufacturing, with a second smaller business segment in customized education. On September 22, 2000, the Company acquired Dover Publications, Inc. (Dover), a publisher of special interest books. Dover comprises the Company's third segment, specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for education, religious and specialty book publishers. The customized education segment responds to the demand for increased choice in the way educational information is received and used. Operations include Courier Custom Publishing, a provider of customized college textbooks and coursepacks and The Home School, a direct marketer of educational materials to families engaged in home-based learning. The assets of The Home School were sold in March 2001 (see Note E).

         In evaluating segment performance, management primarily focuses on income or loss before taxes and other income (see Note E). The gain on the sale of The Home School's assets is included in the customized education segment below. The elimination of intersegment sales represents sales from the book manufacturing segment to the specialty publishing segment. Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.

         The following table provides segment information for the three-month and six-month periods ended March 31, 2001 and March 25, 2000:


                                                                          (000'S OMITTED)
                                                                          ---------------
                                                             QUARTER ENDED                   SIX MONTHS ENDED
                                                             -------------                   ----------------
                                                       March 31,        March 25,       March 31,         March 25,
                                                         2001             2000             2001             2000
                                                       ---------        ---------       ---------         ---------
          NET SALES:
          Book manufacturing                            $42,740          $43,987        $ 87,949          $88,721
          Customized education                              500              502             922              911
          Specialty publishing                            6,768               --          15,337               --
          Elimination of intersegment sales                (997)              --          (1,918)              --
                                                        -------          -------        --------          -------
               Total Company                            $49,011          $44,489        $102,290          $89,632
                                                        =======          =======        ========          =======

          INCOME (LOSS) BEFORE TAXES:
          Book manufacturing                              3,699            4,354           7,544            8,480
          Customized education                               38             (727)           (313)          (1,501)
          Specialty publishing                             (324)              --             (14)              --
          Elimination of intersegment profit               (155)              --            (323)              --
          Other income                                       --               --             930               --
                                                        -------          -------        --------          -------
               Total Company                            $ 3,258          $ 3,627        $  7,824          $ 6,979
                                                        =======          =======        ========          =======

ITEM 2.                        COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales in the second quarter of fiscal 2001 were up 10% to $49.0 million compared to $44.5 million in the corresponding period last year. Sales by Dover Publications, Inc. (Dover), acquired on September 22, 2000, contributed $6.8 million to the increase in sales for the quarter. The acquisition of Dover also requires the elimination of intersegment sales, which reduced total consolidated sales by $1.0 million in the second quarter. Sales from the Company's book manufacturing segment declined 3% to $42.7 million for the quarter. Sales to the religious market continued to show solid growth, however, sales to the specialty publishing market decreased sharply. This decrease was due to a decline in retail book sales and, more significantly, the computer game book business where the Company has developed a strong presence. Game book sales were down primarily because of the lack of availability of Sony's new Play Station II (R) game system, which has delayed the launch of new games and the publication of game strategy guides. Meanwhile, second quarter sales to educational publishers were flat compared to strong sales for the same period last year. Sales from the Company's customized education segment were approximately $500,000 for the second quarter of fiscal 2001, comparable to last year. Revenues of The Home School unit declined, as that business was sold in March 2001. However, sales for Courier's college coursepack business increased 22% over the same period last year. Revenues from the customized education segment are highly seasonal with the Company's fiscal fourth quarter historically representing the period of highest market demand.

Gross profit increased to $13.8 million, or 28.1% of sales, in the second quarter compared to $11.5 million, or 25.9% of sales, in the same period last year. The increase in gross profit was primarily from Dover sales. Dover's gross profit as a percentage of sales, at 46%, is significantly higher than the Company's other businesses which increased Courier's overall percentage. Book manufacturing segment margins were down, reflecting the shortfall in sales, as well as higher fixed costs related to added capacity. The intersegment profit elimination reduced gross profit by approximately $0.2 million in the second quarter of fiscal 2001.

Selling and administrative expenses increased to $9.8 million in the second quarter of fiscal 2001 from $7.7 million in the same period last year. As a percentage of sales, selling and administrative expenses were 20.1% in the second quarter of fiscal 2001 compared to 17.2% in the corresponding period last year. The increase was attributable to Dover where selling and administrative expenses as a percentage of sales are significantly higher than the Company's other businesses. Absent Dover, selling and administrative expenses were $7.2 million or 16.6% of sales.

Amortization of goodwill and other intangibles increased to $358,000 in the second quarter of fiscal 2001 from $163,000 for the same period last year reflecting the amortization related to the acquisition of Dover.

Interest expense was $619,000 in the second quarter of fiscal 2001 compared to $101,000 in the same period of fiscal 2000 reflecting increased average borrowings of approximately $30.7 million, primarily due to the acquisition of Dover.

In March 2001, the Company sold the assets of its subsidiary, The Home School, and ceased operating this business. The proceeds from the sale were $0.8 million resulting in a pretax gain of approximately $300,000 and an after-tax gain of approximately $200,000, or $.06 per diluted share. This gain is included in the results of the customized education segment.

The Company's effective tax rate for the second quarter of fiscal 2001 was comparable to the same period last year at 35%.

                               COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED):

Net income for the second quarter of fiscal 2001 was approximately $2.1 million, or $.62 per diluted share, compared with $2.4 million, or $.70 per diluted share for the same period last year. Dover, which comprises the Company's new specialty publishing segment, reported a second quarter pretax loss of approximately $0.3 million, or $.06 per diluted share, after goodwill amortization and interest expense. Pretax earnings from the book manufacturing segment decreased to $3.7 million from $4.4 million in last year's second quarter, reflecting the impact of a reduction in sales, due to the effects of a slowing economy on retail sales of books and to a large drop in sales to the computer game book publishers. The Company's customized education segment reported second quarter pretax earnings of $38,000, or $.01 per diluted share, compared to a pretax loss of $0.7 million, or $.14 per diluted share, for the same period last year. Included in the latest quarter's results for the customized education segment was an after-tax gain of approximately $200,000, or $.06 per diluted share, from the sale of The Home School unit. The improvement in the customized education segment was due to the sale, as well as cost cutting measures implemented earlier in the year, including the closure of The Home School's retail store last fall.

For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 91,000 shares over last year's second quarter. The increase was largely due to options exercised under the Company's stock plans.

For the six months ended March 31, 2001, sales were $102.3 million, up 14% from $89.6 million for the prior year's period. Net income for the first half of fiscal 2001 was approximately $5.1 million, or $1.48 per diluted share, compared with approximately $4.5 million, or $1.35 per diluted share last year. In addition to the sale of The Home School assets, the results for the first half of fiscal 2001 include a pretax gain of approximately $0.9 million (approximately $0.6 million after tax or $.16 per diluted share) from the sale of real estate. The Company's newly formed specialty publishing segment, comprised of Dover, reported sales of $15.3 million for the first half of fiscal 2001 while earnings were approximately breakeven after goodwill and interest. Sales from the Company's book manufacturing segment declined 1% while related pretax earnings declined 12% compared to the first six months of fiscal 2000 as the factors discussed above for the second quarter similarly affected year-to-date results. The customized education segment reduced net income by $.06 per diluted share compared to $.29 per diluted share in the first half of fiscal 2000 reflecting reductions in the losses of The Home School and the gain on the sale of that business in March 2001.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June
2000); the adoption did not have a material effect on the Company's consolidated financial statements. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101 ("Revenue Recognition in Financial Statements"), that will be required to be implemented by the Company in the fourth quarter of the Company's fiscal year ending September 29, 2001. The Company does not believe the adoption of this SAB will have a material impact on its consolidated financial statements.

                               COURIER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of fiscal 2001, operations generated approximately $6.3 million of cash. Net income was $5.1 million and depreciation and amortization were $6.1 million. This more than offset increased working capital requirements, primarily related to reductions in accounts payable and accrued expenses.

Investment activities in the first half of fiscal 2001 used approximately $5.3 million of cash. Capital expenditures were approximately $6.6 million for the first six months of fiscal 2001. For the entire fiscal year, capital expenditures are expected to approximate $15 million, primarily for added capacity and factory automation equipment to increase productivity and service levels. Proceeds from the March 2001 sale of The Home School were approximately $0.8 million, with an additional $1.3 million from the October 2000 sale of the Raymond, NH facility. The Company entered into an agreement in January 2000 to sell the unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA. In April 2001, the buyer failed to meet certain performance requirements of the agreement, and by its terms, the agreement expired. The Company is currently evaluating its options regarding this property.

Financing activities for the first six months of fiscal 2001 included a decrease in long-term borrowings of approximately $0.9 million. Dividends in the first half of fiscal 2001 were $0.9 million, a 16% increase over the same period last year, primarily due to an increase in the amount of the quarterly dividend. At March 31, 2001, the Company had borrowings of approximately $29.8 million under its $60 million long-term revolving credit facility. The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 2001.

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

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Stockholders of the registrant was held on January 18, 2001. Following are the matters voted on at the meeting.

           ELECTION OF DIRECTORS All nominees of the Board of Directors of the registrant were re-elected for a three-year term.

           AMENDMENT TO THE COURIER CORPORATION 1993 STOCK INCENTIVE PLAN Stockholders voted to approve an amendment to the Courier Corporation 1993 Stock Incentive Plan increasing the number of shares available for grant under the Plan by 100,000 shares. Votes were cast as follows: 2,817,646 votes for, 202,797 votes against and 124,579 abstained.

           RATIFICATION/APPROVAL OF ACCOUNTANTS Stockholders voted to ratify and approve the selection by the Board of Directors of Deloitte & Touche LLP as independent public accountants for the Corporation for the fiscal year ending September 29, 2001. Votes were cast as follows:
           3,116,270 votes for, 8,520 votes against and 20,232 abstained.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           None.

           (b)  Reports on Form 8-K

           Report on Form 8-K filed March 23, 2001 reported under Item 5 the sale of the assets of the Company's wholly-owned subsidiary, The Home School, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COURIER CORPORATION
                                  (REGISTRANT)


       MAY 11, 2001                             By:  S/ JAMES F. CONWAY III
-----------------------------                   -----------------------------
          Date                                  James F. Conway III
                                                Chairman, President and
                                                  Chief Executive Officer




       MAY 11, 2001                             By:  S/ ROBERT P. STORY, JR.
-----------------------------                   ----------------------------
          Date                                  Robert P. Story, Jr.
                                                Senior Vice President and
                                                  Chief Financial Officer




       MAY 11, 2001                             By:  S/ PETER M. FOLGER
-----------------------------                   ---------------------------
         Date                                   Peter M. Folger
                                                Vice President and
                                                  Chief Accounting Officer