Form 10-Q
period 2001-06-30
COURIER CORP
filed 2001-08-13
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2001

Common Stock, $1 par value	3,383,894 Shares

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 30,	September 30,
ASSETS	2001	2000

Current assets:
Cash and cash equivalents	$56	$562
Accounts receivable, less allowance for uncollectible accounts	32,806	39,811
Inventories (Note B)	25,953	27,421
Deferred income taxes	2,446	2,543
Other current assets	742	1,016

Total current assets	62,003	71,353

Property, plant and equipment, less accumulated depreciation: $88,054 at June 30, 2001 and $81,427 at September 30, 2000	44,509	41,014

Real estate held for sale or lease, net (Note E)	-	323

Goodwill and other intangibles, net (Note A)	26,137	26,040

Prepublication costs	2,763	2,949

Other assets	559	562

Total assets	$135,971	$142,241

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30,	September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

Current liabilities:
Current maturities of long-term debt	$175	$366
Accounts payable	11,263	18,023
Accrued payroll	5,564	6,708
Accrued taxes	4,073	5,303
Other current liabilities	8,329	7,606

Total current liabilities	29,404	38,006

Long-term debt	25,748	31,327
Deferred income taxes	2,718	2,428
Other liabilities	2,706	2,709

Total liabilities	60,576	74,470

Stockholders' equity (Note G):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 6,000,000 shares; issued 3,750,000 shares	3,750	3,750
Additional paid-in capital	2,998	2,283
Retained earnings	72,241	65,551
Unearned compensation	(430)	(513)
Treasury stock, at cost: 368,000 shares at June 30, 2001 and 406,000 shares at September 30, 2000	(3,164)	(3,300)

Total stockholders' equity	75,395	67,771

Total liabilities and stockholders' equity	$135,971	$142,241

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Net sales	$49,831	$47,215	$152,121	$136,847
Cost of sales	34,538	35,056	108,426	102,061

Gross profit	15,293	12,159	43,695	34,786

Selling and administrative expenses	10,001	8,116	29,784	23,253
Amortization of goodwill and other intangibles	341	163	1,061	489
Interest expense	389	62	1,694	247
Other (income) expense (Note E)	-	(46)	(1,230)	(46)

Income before taxes	4,562	3,864	12,386	10,843

Provision for income taxes (Note C)	1,596	1,347	4,335	3,806

Net income	$2,966	$2,517	$8,051	$7,037

Net income per share (Note D):

Basic	$0.88	$0.77	$2.39	$2.16

Diluted	$0.85	$0.75	$2.33	$2.10

Cash dividends declared per share	$0.135	$0.12	$0.405	$0.36

Pro forma net income per share (Note G):

The following pro forma net income per share amounts reflect the three-for-two stock split declared on July 19, 2001 to be effected in the form of a 50% stock dividend to be distributed on August 31, 2001.

Basic	$0.59	$0.51	$1.59	$1.44

Diluted	$0.57	$0.50	$1.55	$1.40

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	NINE MONTHS ENDED

	June 30,	June 24,
	2001	2000

Cash provided from operating activities	$15,592	$8,614

Investment activities:
Capital expenditures	(10,267)	(10,384)
Prepublication costs	(1,190)	-
Proceeds from sale of assets (Note E)	2,124	-

Cash used for investment activities	(9,333)	(10,384)

Financing activities:
Scheduled long-term debt repayments	(270)	(250)
Decrease in long-term borrowings	(5,500)	-
Cash dividends	(1,361)	(1,173)
Proceeds from stock plans	366	181
Stock repurchase	-	(114)

Cash used for financing activities	(6,765)	(1,356)

Decrease in cash and cash equivalents	(506)	(3,126)

Cash and equivalents at the beginning of the period	562	3,460

Cash and equivalents at the end of the period	$56	$334

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of June 30, 2001, the statements of income for the three-month and nine-month periods ended June 30, 2001 and June 24, 2000, and the statements of cash flows for the nine-month periods ended June 30, 2001 and June 24, 2000 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.  Certain amounts for fiscal 2000 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

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

Business Acquisition

On September 22, 2000, the Company acquired all of the outstanding capital stock of Dover Publications, Inc. (Dover).  The Company paid approximately $39 million in cash to the former stockholders of Dover for their shares of capital stock.  The acquisition was accounted for as a purchase and, accordingly, Dover’s financial results have been included in the consolidated financial statements from the date of acquisition.  The financial statements at September 30, 2000 reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair value at the date of acquisition.  During the first nine months of fiscal 2001, appraisal adjustments resulted in an increase in goodwill of approximately $1 million.

New Accounting Pronouncements

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000); the adoption did not have a material effect on the Company’s consolidated financial statements.  The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101 (“Revenue Recognition in Financial Statements”), that will be required to be implemented by the Company in the fourth quarter of the Company’s fiscal year ending September 29, 2001.  The Company does not believe the adoption of this SAB will have a material impact on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  Management is currently assessing the impact of implementation of SFAS No. 142 on the Company’s financial position and results of operations.  At this time, the Company anticipates adopting SFAS No. 142 effective at the beginning of its fiscal year ending September 28, 2002.

B.         INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 50% and 47% of the Company’s inventories at June 30, 2001 and September 30, 2000, respectively.  Other inventories are determined using the first-in, first-out (FIFO) method with the exception of inventory relating to the September 2000 acquisition of Dover which, in accordance with purchase accounting requirements, was included at its estimated fair market value of $13.9 million at September 30, 2000.  Inventories consisted of the following:

	(000’s Omitted)

	June 30, 2001	September 30, 2000

Raw materials	$2,848	$3,619
Work in process	8,124	8,018
Finished goods	14,981	15,784

Total	$25,953	$27,421

C.            INCOME TAXES

The statutory federal tax rate is 34%.  The total tax provision differs from that computed using the statutory federal tax rate for the following reasons:

	(000’s Omitted)

	Quarter Ended		Nine Months Ended

	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

Federal income taxes at statutory rate	$1,551	$1,314	$4,212	$3,687
State income taxes, net	136	110	365	317
Goodwill amortization	43	43	130	130
Foreign sales corporation (FSC) export related income	(178)	(196)	(439)	(427)
Other	44	76	67	99

Total	$1,596	$1,347	$4,335	$3,806

D.         NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method,   consist of shares issued under the Company's stock option plans.

	(000’s Omitted)

	Quarter Ended		Nine Months Ended

	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

Average shares outstanding for basic	3,373	3,269	3,365	3,262
Effect of potentially dilutive shares	107	103	92	96

Average shares outstanding for diluted	3,480	3,372	3,457	3,358

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

F.             BUSINESS SEGMENTS

The Company historically operated in one primary business segment, book manufacturing, with a second smaller business segment in customized education.  On September 22, 2000, the Company acquired Dover Publications, Inc. (Dover), a publisher of special interest books.  Dover comprises the Company’s third segment, specialty publishing.  The book manufacturing segment offers a full range of services from production through storage and distribution for education, religious and specialty book publishers.  The customized education segment responds to the demand for increased choice in the way educational information is received and used.  Operations include Courier Custom Publishing, a provider of customized college textbooks and coursepacks and The Home School, a direct marketer of educational materials to families engaged in home-based learning.  The assets of The Home School were sold in March 2001 (see Note E).

In evaluating segment performance, management primarily focuses on income or loss before taxes and other income (see Note E).  The gain on the sale of The Home School’s assets is included in the customized education segment below.  The elimination of intersegment sales represents sales from the book manufacturing segment to the specialty publishing segment.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.

The following table provides segment information for the three-month and nine-month periods ended June 30, 2001 and June 24, 2000:

	(000’s Omitted)

	Quarter Ended		Nine Months Ended

	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

Net Sales:

Book manufacturing	$42,771	$46,613	$130,720	$135,334
Customized education	95	602	1,017	1,513
Specialty publishing	8,000	-	23,337	-
Elimination of intersegment sales	(1,035)	-	(2,953)	-

Total Company	$49,831	$47,215	$152,121	$136,847

Income (loss) before taxes:

Book manufacturing	4,607	4,589	12,151	13,069
Customized education	(209)	(771)	(522)	(2,272)
Specialty publishing	377	-	363	-
Elimination of intersegment profit	(213)	-	(536)	-
Other income	-	46	930	46

Total Company	$4,562	$3,864	$12,386	$10,843

G.         SUBSEQUENT EVENT

On July 19, 2001, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on August 31, 2001 to shareholders of record on August 10, 2001.   Previously authorized but unissued shares will be used to effect the 50% stock dividend.

Item 2.	COURIER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Sales in the third quarter of fiscal 2001 increased 6% to $49.8 million from $47.2 million for the third quarter of fiscal 2000.  Sales by Dover Publications, Inc. (Dover), acquired on September 22, 2000, contributed $8.0 million to the increase in sales for the quarter.  The acquisition of Dover also requires the elimination of intersegment sales, which reduced total consolidated sales by $1.0 million in the third quarter.  Sales from the Company's book manufacturing segment declined 8% to $42.8 million for the quarter as sales to the specialty publishing market continued to run well below last year’s levels due to softness in consumer demand for books on topics such as investing, general business and computer applications.  In addition, sales to the religious market were off in the quarter after a strong first half.  Meanwhile, sales to educational publishers increased slightly for the quarter, primarily due to a strong market for elementary and high school texts.  Sales from the Company's customized education segment, which is now comprised solely of Courier Custom Publishing, were approximately $95,000 for the third quarter of fiscal 2001 down from $602,000 for the same period last year, reflecting the March 2001 sale of The Home School.  Sales for Courier Custom Publishing, the Company’s college coursepack business, increased 13% over the same period last year. Revenues from the customized education segment are highly seasonal with the Company's fiscal fourth quarter historically representing the period of highest market demand.

Gross profit increased to $15.3 million, or 30.7% of sales, in the third quarter compared to $12.2 million, or 25.8% of sales, in the same period last year.  The increase in gross profit was primarily from Dover sales.  Dover’s gross profit as a percentage of sales, at 47%, is significantly higher than the Company’s other businesses which increased Courier’s overall percentage.  Despite the shortfall in sales, book manufacturing segment margins improved through effective cost management and gains in productivity, which offset higher energy costs and depreciation on new capacity added in the last two years.  The intersegment profit elimination reduced gross profit by approximately $0.2 million in the third quarter of fiscal 2001.

Selling and administrative expenses increased to $10.0 million in the third quarter of fiscal 2001 from $8.1 million in the same period last year.  As a percentage of sales, selling and administrative expenses were 20.1% in the third quarter of fiscal 2001 compared to 17.2% in the corresponding period last year.  The increase was attributable to Dover where selling and administrative expenses as a percentage of sales are significantly higher than the Company’s other businesses.  Absent Dover, selling and administrative expenses were $7.2 million or 16.9% of sales, which is below the level of last year's third quarter.

Amortization of goodwill and other intangibles increased to $341,000 in the third quarter of fiscal 2001 from $163,000 for the same period last year reflecting the amortization related to the acquisition of Dover.

Interest expense was $389,000 in the third quarter of fiscal 2001 compared to $62,000 in the same period of fiscal 2000 reflecting increased average borrowings of approximately $25 million, primarily due to the acquisition of Dover.

The Company's effective tax rate for the third quarter of fiscal 2001 was comparable to the same period last year at 35%.

Net income for the third quarter of fiscal 2001 was approximately $3.0 million, or $.85 per diluted share, compared with $2.5 million, or $.75 per diluted share for the same period last year.  Dover, which comprises the Company’s new specialty publishing segment, reported for the third quarter pretax income of approximately $0.4 million, or $.06 per diluted share, after goodwill amortization and interest expense. Pretax earnings from the book manufacturing segment of $4.6 million was comparable to last year’s third quarter, despite an 8% decline in sales, reflecting effective cost management and productivity gains, offsetting higher energy costs and depreciation on new capacity.  The Company's customized education segment reported a pretax loss in the quarter of $0.2 million, or $.04 per diluted share, compared to a pretax loss of $0.8 million, or $.15 per diluted share, for the same period last year.  The improvement in the customized education segment was due to the March 2001 sale of The Home School.

For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 108,000 shares over last year's third quarter.  The increase was largely due to options exercised under the Company's stock plans.

For the nine months ended June 30, 2001, sales increased 11% to $152.1 million from $136.8 million for the prior year’s period.  Net income for the first nine months of fiscal 2001 was approximately $8.1 million, or $2.33 per diluted share, compared with approximately $7.0 million, or $2.10 per diluted share last year.  Results for the first nine months of fiscal 2001 include a pretax gain of approximately $0.9 million (approximately $0.6 million after tax or $.16 per diluted share) from the sale of real estate, as well as a pretax gain of approximately $0.3 million (approximately $0.2 million after tax or $.06 per diluted share) from the sale of The Home School assets.  The Company’s newly formed specialty publishing segment, comprised of Dover, reported sales of $23.3 million for the first nine months of fiscal 2001 and pretax income of approximately $0.4 million after goodwill and interest. Sales from the Company’s book manufacturing segment declined 3% while related pretax earnings declined 7% compared to the first nine months of fiscal 2000 as the factors discussed above for the third quarter similarly affected year-to-date results.  The customized education segment reduced net income by $.10 per diluted share compared to $.45 per diluted share in the first nine months of fiscal 2000 reflecting reductions in the losses of The Home School and the gain on the sale of that business in March 2001.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000); the adoption did not have a material effect on the Company’s consolidated financial statements.  The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101 (“Revenue Recognition in Financial Statements”), that will be required to be implemented by the Company in the fourth quarter of the Company’s fiscal year ending September 29, 2001.  The Company does not believe the adoption of this SAB will have a material impact on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  Management is currently assessing the impact of implementation of SFAS No. 142 on the Company’s financial position and results of operations.  At this time, the Company anticipates adopting SFAS No. 142 effective at the beginning of its fiscal year ending September 28, 2002.

Liquidity and Capital Resources:

During the first nine months of fiscal 2001, operations generated approximately $15.6 million of cash.  Net income was $8.0 million and depreciation and amortization were $9.2 million.  This more than offset a slight increase in working capital requirements.

Investment activities in the first nine months of fiscal 2001 used approximately $9.3 million of cash. Capital expenditures were approximately $10.3 million for the first nine months of fiscal 2001.  For the entire fiscal year, capital expenditures are expected to approximate $15 million, primarily for added capacity and factory automation equipment to increase productivity and service levels.  Proceeds from the March 2001 sale of The Home School were approximately $0.8 million, with an additional $1.3 million from the October 2000 sale of the Raymond, NH facility.  The Company entered into an agreement in January 2000 to sell the unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA.  In April 2001, the buyer failed to meet certain performance requirements of the agreement, and by its terms, the agreement expired.  The Company is currently evaluating its options regarding this property.

Financing activities for the first nine months of fiscal 2001 included a decrease in long-term borrowings of approximately $5.8 million. Dividends in the first nine months of fiscal 2001 were $1.4 million, a 16% increase over the same period last year, primarily due to an increase in the amount of the quarterly dividend. At June 30, 2001, the Company had borrowings of approximately $25 million under its $60 million long-term revolving credit facility.  The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 2001.

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

COURIER CORPORATION (Registrant)

August 13, 2001	By: s/James F. Conway III

Date	James F. Conway III
Chairman, President and
Chief Executive Officer

August 13, 2001	By: s/Robert P. Story, Jr.

Date	Robert P. Story, Jr.
Senior Vice President and
Chief Financial Officer

August 13, 2001	By: s/Peter M. Folger

Date	Peter M. Folger
Vice President and
Chief Accounting Officer