Form 10-K
period 2001-09-29
COURIER CORP
filed 2001-12-13
CIK 25212

================================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001

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

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 3, 2001

                    COMMON STOCK, $1 PAR VALUE - $96,352,890

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF DECEMBER 3, 2001

                     COMMON STOCK, $1 PAR VALUE - 5,116,687

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON JANUARY 17, 2002 (PART III).

================================================================================

                                     PART I

ITEM 1. BUSINESS.

                                  INTRODUCTION

         Courier Corporation and its subsidiaries ("Courier" or the "Company") are among America's leading book manufacturers and specialty publishers. Courier Corporation, founded in 1824, was incorporated under the laws of Massachusetts on June 30, 1972. The Company has three business segments: full-service book manufacturing, customized education and specialty publishing.

         The book manufacturing segment focuses on streamlining and enhancing the process of bringing books from the point of creation to the point of use. Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from content management, prepress and production through storage and distribution. Courier's principal markets are religious, educational and specialty trade with products including Bibles, educational texts and consumer books. Revenues from this segment accounted for approximately 86% of Courier's consolidated revenues in fiscal 2001.

         The customized education segment operates businesses that respond to the need for greater choice in education. Courier Custom Publishing offers solutions that enable educators to provide students with customized teaching materials from multi-publisher custom books to out-of-print book reproductions and self-published books. The Home School, which Courier sold in March 2001, was a direct marketer of educational materials to families engaged in educating children at home. Revenues in this segment accounted for less than 1% of consolidated revenues in fiscal 2001.

         The specialty publishing segment consists of Dover Publications, Inc., acquired by Courier on September 22, 2000. Dover publishes over 7,500 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from musical scores to typographical fonts. Revenues in this segment were approximately 16% of consolidated sales in fiscal 2001.

         Additional segment information, including the amounts of net sales, earnings or loss before taxes, and total assets, for each of the last three fiscal years, is contained in the Notes to Consolidated Financial Statements on pages F-17 and F-18 included in this Annual Report on Form 10-K.

         On September 22, 2000, the Company acquired Dover Publications, Inc. ("Dover"), a Mineola, New York publisher of special-interest books. Dover sells its products through most American bookstore chains, independent booksellers, children's stores, craft stores and gift shops, as well as a diverse range of distributors around the world. Dover also sells its books directly to customers through its specialty catalogs and over the Internet at www.doverpublications.com. The combination of Dover's publishing, sales and distribution skills with Courier's book manufacturing, digital content conversion, and e-commerce skills are providing a powerful end-to-end publishing solution for Courier.

         In March 2001, Courier sold substantially all of the assets of The Home School and ceased operating this business. The Company had purchased the assets of The Home School Books & Supplies in September 1997. Results of The Home School were included in the customized education segment prior to its sale.

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

         Courier's book manufacturing operations consist of both electronic and conventional film processing, platemaking, printing and binding of soft and hard bound books. Each of Courier's six facilities have certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing, printing on lightweight paper and 4-color book manufacturing. These services are primarily sold to publishers of educational, religious and consumer books.

         Courier's book manufacturing sales force of 19 people is responsible for all of the Company's sales to over 500 book-manufacturing customers. Courier's salespeople operate out of sales offices located in New York, Chicago, Philadelphia, Hayward, California, North Chelmsford, Massachusetts and North Bergen and North Caldwell, New Jersey.

         Sales to The Gideons International aggregated approximately 25% of consolidated sales in fiscal 2001, 26% in fiscal 2000 and 27% in fiscal 1999. Sales to Pearson plc aggregated approximately 13% of fiscal 2001 consolidated sales, 17% in fiscal 2000 and 15% in fiscal 1999. The loss of either of these customers would have a material adverse effect on the Company. No other customer accounted for more than 10% of fiscal 2001 consolidated sales. The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 19% in fiscal 2001 and 18% in both fiscal 2000 and fiscal 1999.

         All phases of Courier's business are highly competitive. The printing industry, exclusive of newspapers, includes approximately 50,000 establishments. While most of these establishments are relatively small, several of the Company's competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier. In recent years, consolidation of both customers and competitors within the Company's markets has increased pricing pressures. The major competitive factors in Courier's book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity, related services and technology support.

                          CUSTOMIZED EDUCATION SEGMENT

         Courier Custom Publishing specializes in providing custom books for college professors who have created personally tailored curriculum that precisely matches the needs of their courses. These custom books range from reading anthologies, combining materials from multiple sources, to out-of-print books to self-authored original teaching materials. Courier obtains copyright permissions from the publishers or authors and prepares electronic masters from which these custom books are produced, either by Courier or the college campus print shop.

         Courier Custom Publishing markets its custom book services directly to professors nationwide as well as to college bookstores and campus print shops. It utilizes direct marketing techniques to professors, including mailings and e-mail, backed up by a series of highly targeted web sites. The web sites include www.custombook.com, www.anthologypro.com, www.ceopress.com, www.eruditionbooks.com, www.bookhound.com, and www.coursepack.com. Direct marketing efforts to professors are supported by an internal direct response staff located in North Chelmsford, Massachusetts. Student purchases of custom books from Courier Custom Publishing are made over the web at www.custombookstore.com or by phone. Sales to college bookstores and campus print shops are made through direct marketing and a supporting web site, www.coursepackconnection.com.

         Courier Custom Publishing's competition is primarily from university bookstores and printshops that perform copyright clearance and coursepack production in-house for the university, and from large college textbook publishers who offer custom publishing services. Courier Custom Publishing distinguishes its products and services on the basis of convenience and high-quality book manufacturing.

         The Home School, which Courier sold in March 2001, was a direct marketer of educational materials to families engaged in educating children at home and was included in the customized education segment prior to its sale.

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

         Dover sells its products through most American bookstore chains, independent booksellers, children's stores, craft stores and gift shops, as well as a diverse range of distributors around the world. Dover also sells its books directly to customers through its specialty catalogs and over the Internet at www.doverpublications.com. Dover has also sold its books directly to consumers for over 50 years. Dover mails its proprietary catalogs to over 500,000 consumers.

         The specialty book publishing market is comprised of hundreds of publishers, many of which are very small, but a few are much larger than Dover or are part of organizations that are much larger. The number of publishers in the United States doubled in the 1990's to approximately 63,000 at the end of 2000 according to R.R. Bowker. In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and new web-based publishing businesses starting up, which compete in the specialty book publishing market, including publishing of electronic books. Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.

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

                            ENVIRONMENTAL REGULATIONS

         The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable federal, state and local environmental laws and regulations. No significant expenditures for this purpose are anticipated in fiscal 2002. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company's earnings or competitive position.

                                    EMPLOYEES

         The Company employed 1,504 persons at September 29, 2001 compared to 1,535 a year ago.

                                      OTHER

         There is no portion of Courier's business subject to cancellation of government contracts or renegotiation of profits. Courier's overall business is not significantly seasonal in nature. Seasonal demand from educational publishers is highest in the Company's first and fourth quarters, but this has been balanced in recent years by demand from customers in other publishing markets. Demand for the customized education segment's products and services is highest in the Company's fourth quarter. Dover's business is not significantly seasonal in nature.

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

ITEM 2. PROPERTIES.

                                 REAL PROPERTIES

         The following schedule lists the facilities owned or leased by Courier at September 29, 2001. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.


                                                                                       OWNED/
PRINCIPAL ACTIVITY AND LOCATION (YEAR CONSTRUCTED)                                     LEASED             SQ. FT.
--------------------------------------------------                                 --------------     ----------------
CORPORATE HEADQUARTERS AND EXECUTIVE OFFICES
  North Chelmsford, MA (1973, 1996)                                                     Owned             69,000 (1)
BOOK MANUFACTURING AND WAREHOUSING
  Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)                           Owned            593,000 (2)
  Kendallville plant, Kendallville, IN (1978)                                           Owned            155,000
  National plant, Philadelphia, PA (1975, 1997)                                         Owned            229,000 (3)
  Stoughton plant, Stoughton, MA (1980)                                                 Leased           169,000
  Book-mart plant, North Bergen, NJ (1917, 1935, 1997)                                  Leased            75,000
DOVER OFFICES AND WAREHOUSES
  Mineola, New York                                                                     Leased           106,000
  New Hyde Park, NY                                                                     Leased            78,000

(1) In September 1996, the Company relocated its corporate headquarters into approximately 21,000 square feet of an existing facility in North Chelmsford, MA that also houses Courier Custom Publishing, warehousing and end-user fulfillment operations.

(2) In April 1999, the Company announced its intention to offer for sale the old, unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA. In January 2000, the Company signed an agreement to sell this portion of the property, but in April 2001 the buyer failed to meet certain performance requirements and, by its terms, the agreement expired. The Company is currently evaluating its options regarding this portion of the property.

(3) In December 1996, the Company completed construction of a 100,000 square foot addition to its Philadelphia manufacturing facility. The expansion enabled the Company to consolidate operations located in an older multistory facility to the newer, more efficient property. The older multistory facility, which was vacated in January 1997, was sold in June 1998.

                                    EQUIPMENT

        The Company's products are manufactured on equipment that in most cases is owned by the Company, although it leases computers, image setters and electronic printing systems which are subject to more rapid obsolescence. In addition, it leases three printing presses where the lessor holds title. Capital expenditures amounted to approximately $12.8 million in 2001, $16.3 million in 2000 and $5.0 million in 1999. Capital expenditures in fiscal 2001 were primarily for a new press for the religious market and factory automation equipment and digital prepress systems to improve productivity and service levels. Fiscal 2002 capital expenditures are expected to be approximately $9 million. Courier considers its equipment to be in good operating condition and adequate for its present needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the quarter ended September 29, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

        The information required by this Item is contained in the section captioned "Selected Quarterly Financial Data (Unaudited)" which appears on page F-20 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

        The information required by this Item is contained in the section captioned "Five-Year Financial Summary" appearing on page F-21 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this Item is contained in the section captioned "Management's Discussion and Analysis" on pages F-22 through F-25 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A of Notes to Consolidated Financial Statements, which appears on pages F-7 through F-9 of this Annual Report on Form 10-K. The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates. At September 29, 2001, the Company had $15.8 million of outstanding borrowings under its revolving bank credit facility which bears interest at a floating rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item is contained on pages F-1 through F-19 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Courier's executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:


James F. Conway III                    49                   Chairman, President and Chief
                                                            Executive Officer

George Q. Nichols                      72                   Corporate Senior Vice President
                                                            and Chairman of National
                                                            Publishing Company

Robert P. Story, Jr.                   50                   Senior Vice President and
                                                            Chief Financial Officer

Peter M. Folger                        48                   Vice President and
                                                            Controller

Peter D. Tobin                         46                   Corporate Vice President and
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

        All other information called for by Item 10 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 17, 2002. Such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

                                       and

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                       and

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information called for by Items 11, 12 and 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 17, 2002. Such information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      DOCUMENTS FILED AS PART OF THIS REPORT

         1.       FINANCIAL STATEMENTS


                                                                                    PAGE(S)
                                                                             ---------------------

                  -  Independent Auditors' Report                                  F-1
                  -  Consolidated Statements of Income for each of the three
                     years in the period ended September 29, 2001                  F-2
                  -  Consolidated Balance Sheets as of September 29, 2001
                     and September 30, 2000                                        F-3 to F-4
                  -  Consolidated Statements of Cash Flows for each of the
                     three years in the period ended September 29, 2001            F-5
                  -  Consolidated Statements of Changes in Stockholders' Equity
                     for each of the three years in the period ended
                     September 29, 2001                                            F-6
                  -  Notes to Consolidated Financial Statements                    F-7 to F-19

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

10H+            Courier Corporation 1999 Employee Stock Purchase Plan (filed as
                Exhibit A to the Company's Proxy Statement for the Annual
                Meeting of Stockholders held on January 21, 1999, and incorporated herein by reference).

10I-1+ Agreement, as of March 3, 1993, of Courier Corporation relating to employment contract and supplemental retirement benefit with George Q. Nichols (filed as Exhibit 10J to the Company's Annual
                Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10I-2+ Amendment, as of April 16, 1997, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10J-2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, and incorporated herein by reference).

10I-3+* Amendment, as of November 9, 2000, to supplemental retirement benefit agreement with George Q. Nichols.

10J-1           Revolving Credit Agreement, dated as of March 18, 1997, between
                Courier Corporation, State Street Bank and Trust Company and
                BankBoston, N.A., providing for a $20 million revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1997, and incorporated herein by reference).

10J-2           Amendment, dated July 22, 1997, to Note Agreement between
                Courier Corporation, State Street Bank and Trust Company and
                BankBoston, N.A., providing for a $30 million revolving credit facility (filed as Exhibit 10L-2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, and incorporated herein by reference).

10J-3           Amendment, dated February 27, 1998, to Note Agreement between
                Courier Corporation, State Street Bank and Trust Company and
                BankBoston, N.A., providing for a $30 million revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, and incorporated herein by reference).

10J-4           Amendment, dated February 26, 1999, to Note Agreement between
                Courier Corporation, State Street Bank and Trust Company and
                BankBoston, N.A., providing for a $30 million revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 1999, and incorporated herein by reference).


10J-5           Amendment, dated July 22, 1999, to Note Agreement between
                Courier Corporation, State Street Bank and Trust Company,
                BankBoston, N.A. and KeyBank National Association, providing for a $30 million revolving credit facility (filed as Exhibit 10L-5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999, and incorporated herein by reference).

10J-6           Amendment, dated August 11, 2000, to Note Agreement between
                Courier Corporation, Citizens Bank of Massachusetts (successor to State Street Bank and Trust Company), Fleet National Bank
                (f/k/a BankBoston, N.A.) and KeyBank National Association, providing for a $60 million revolving credit facility (filed as Exhibit 10 to the Company's Current Report on Form 8-K dated
                September 22, 2000, and incorporated herein by reference).

10J-7           Amendment, dated October 12, 2000, to Note Agreement between
                Courier Corporation, Citizens Bank of Massachusetts, Fleet
                National Bank, and KeyBank National Association, providing for a
                $60 million revolving credit facility (filed as Exhibit 10L-7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated herein by reference).

10J-8*          Amendment, dated March 31, 2001, to Note Agreement between
                Courier Corporation, Citizens Bank of Massachusetts, Fleet
                National Bank, and KeyBank National Association, providing for a
                $60 million revolving credit facility.

10K Master Lease Finance Agreement, dated as of July 27, 1994, between Courier Corporation and BancBoston Leasing (filed as
                Exhibit 10P to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, and incorporated herein by reference).

10L-1+ Courier Corporation 1993 Stock Incentive Plan, as amended and restated, effective May 6, 1996 (filed as Exhibit 10O to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                September 28, 1996, and incorporated herein by reference).

10L-2+          Amendment, effective September 24, 1998, to the Courier
                Corporation 1993 Stock Incentive Plan (filed as Exhibit 10O-2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

10L-3+          Amendment, effective January 21, 1999, to the Courier
                Corporation 1993 Stock Incentive Plan (described in Item 4 of the Company's Proxy Statement for the Annual Meeting of
                Stockholders held January 21, 1999, and incorporated herein by reference).

10L-4+          Amendment, effective January 18, 2001, to the Courier
                Corporation 1993 Stock Incentive Plan (described in Item 3 of the Company's Proxy Statement for the Annual Meeting of
                Stockholders held January 18, 2001, and incorporated herein by reference).

10M Stock Purchase Agreement by and among Courier Corporation and the stockholders of Book-mart Press, Inc., dated as of July 21, 1997 (filed as Exhibit 2.1 to the Company's Current Report on
                Form 8-K dated July 21, 1997, and incorporated herein by reference).


10N+            Courier Corporation Deferred Compensation Program dated November
                6, 1997 including Messrs. Conway III, Nichols, and Story (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 27, 1997, and incorporated herein by reference).

10O Master Lease Finance Agreement, dated as of September 23, 1998 between Courier Corporation and General Electric Capital
                Corporation (filed as Exhibit 10R to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

10P             Stock Purchase Agreement by and among Courier Corporation, Mrs.
                Blanche Cirker, individually, the Estate of Hayward Francis
                Cirker, by Blanche Cirker, executrix, and each of the stockholders of Dover Publications, Inc., Dover Book Store
                Inc. and Transfolio Express, Inc. dated as of August 14, 2000
                (filed as Exhibit 2.1 to the Company's Current Report on Form
                8-K dated September 22, 2000, and incorporated herein by reference).

10Q Master Lease Finance Agreement, dated as of September 25, 2000 between Courier Corporation and Eastern Bank (filed as Exhibit
                10T to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated herein by reference).

21*             Schedule of Subsidiaries.

23*             Consent of Deloitte & Touche LLP, independent auditors.


* Exhibit is furnished herewith.
+ Designates a Company compensation plan or arrangement.


(b)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2001.

                             COURIER CORPORATION

                           By:   /s/ JAMES F. CONWAY III
                                 --------------------------
                                 James F. Conway III
                                    Chairman, President and
                                    Chief Executive Officer

                           By:   /s/ ROBERT P. STORY, JR.
                                 ---------------------------
                                 Robert P. Story, Jr.
                                    Senior Vice President and
                                    Chief Financial Officer

                           By:   /s/ PETER M. FOLGER
                                 ---------------------------
                                 Peter M. Folger
                                    Vice President and Chief
                                    Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 13, 2001.


/s/ JAMES F. CONWAY III                                         /s/ ARNOLD S. LERNER
-----------------------------------                             ------------------------------------
James F. Conway III                                             Arnold S. Lerner
  Chairman, President and                                         Director
  Chief Executive Officer

/s/ KATHLEEN FOLEY CURLEY                                       /s/ GEORGE Q. NICHOLS
----------------------------------                              ------------------------------------
Kathleen Foley Curley                                           George Q. Nichols
  Director                                                        Director

/s/ RICHARD K. DONAHUE                                          /s/ ROBERT P. STORY, JR.
----------------------------------                              ------------------------------------
Richard K. Donahue                                              Robert P. Story, Jr.
  Director                                                        Director

/s/ EDWARD J. HOFF                                              /s/ W. NICHOLAS THORNDIKE
----------------------------------                              -------------------------------------
Edward J. Hoff                                                  W. Nicholas Thorndike
  Director                                                        Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Courier Corporation, North Chelmsford, MA:

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the "Company") as of September 29, 2001 and September 30, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2001 and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 8, 2001

                               COURIER CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                       FOR THE YEARS ENDED

                                                    SEPTEMBER 29, 2001      SEPTEMBER 30, 2000      SEPTEMBER 25, 1999
                                                -----------------------------------------------------------------------

Net sales (Note A)                                    $211,943,000              $192,226,000              $166,842,000
Cost of sales                                          150,572,000               144,132,000               126,035,000
                                                -----------------------------------------------------------------------

   Gross profit                                         61,371,000                48,094,000                40,807,000

Selling and administrative expenses                     39,202,000                31,351,000                27,065,000
Amortization of goodwill and
  other intangibles                                      1,466,000                   651,000                   661,000
Interest expense                                         1,899,000                   325,000                   524,000
Other (income) expense (Note J)                         (1,230,000)                 (119,000)                        -
                                                -----------------------------------------------------------------------

   Income before taxes                                  20,034,000                15,886,000                12,557,000

Provision for income taxes (Note C)                      6,817,000                 5,249,000                 4,181,000
                                                -----------------------------------------------------------------------

Net income                                            $ 13,217,000              $ 10,637,000               $ 8,376,000
                                                =======================================================================


Net income per share (Notes A and K):

    Basic                                                    $2.61                     $2.16                     $1.74

    Diluted                                                  $2.54                     $2.10                     $1.68

Cash dividends declared per share                            $0.36                     $0.32                     $0.28
                                                =======================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                               COURIER CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                         SEPTEMBER 29, 2001            SEPTEMBER 30, 2000
                                                                      ---------------------------------------------------

ASSETS

Current assets:
  Cash and cash equivalents (Note A)                                         $    173,000                   $    562,000
  Accounts receivable, less allowance for uncollectible
    accounts of $1,964,000 in 2001 and $1,391,000 in 2000
    (Note A)                                                                   33,806,000                     39,336,000
  Inventories (Note B)                                                         22,140,000                     27,421,000
  Deferred income taxes (Note C)                                                2,837,000                      2,543,000
  Other current assets                                                            753,000                      1,016,000
                                                                      ---------------------------------------------------

          Total current assets                                                 59,709,000                     70,878,000

Property, plant and equipment (Notes A and D):
  Land                                                                          1,059,000                      1,059,000
  Buildings and improvements                                                   22,007,000                     20,812,000
  Favorable building lease                                                      2,816,000                      2,816,000
  Machinery and equipment                                                     103,205,000                     93,392,000
  Furniture and fixtures                                                        1,561,000                      1,512,000
  Construction in progress                                                      2,289,000                      2,850,000
                                                                      ---------------------------------------------------

                                                                              132,937,000                    122,441,000

  Less-Accumulated depreciation and amortization                              (88,005,000)                   (81,427,000)
                                                                      ---------------------------------------------------

          Property, plant and equipment, net                                   44,932,000                     41,014,000


Real estate held for sale or lease, net (Note J)                                        -                        323,000
Goodwill and other intangibles, net (Notes A and H)                            25,498,000                     26,040,000
Prepublication costs (Note A)                                                   2,904,000                      2,949,000
Other assets                                                                      572,000                        562,000
                                                                      ---------------------------------------------------

           Total assets                                                      $133,615,000                   $141,766,000
                                                                      ===================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                               COURIER CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                      SEPTEMBER 29, 2001           SEPTEMBER 30, 2000
                                                                      ------------------           ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Notes A and D)                     $     76,000                $     366,000
   Accounts payable (Note A)                                                  11,933,000                   17,548,000
   Accrued payroll                                                             6,139,000                    7,126,000
   Accrued taxes                                                               6,092,000                    5,303,000
   Other current liabilities                                                   6,789,000                    7,188,000
                                                                     -------------------------------------------------

          Total current liabilities                                           31,029,000                   37,531,000

Long-term debt (Notes A and D)                                                16,501,000                   31,327,000
Deferred income taxes (Note C)                                                 2,801,000                    2,428,000
Other liabilities                                                              2,959,000                    2,709,000
                                                                     -------------------------------------------------

           Total liabilities                                                  53,290,000                   73,995,000
                                                                     -------------------------------------------------

Commitments and contingencies (Note E)

Stockholders' equity (Notes A and F):

   Preferred stock, $1 par value - authorized
       1,000,000 shares; none issued
   Common stock, $1 par value - authorized
       6,000,000 shares; issued 5,445,000 shares
       in 2001 and 3,750,000 in 2000                                           5,445,000                    3,750,000
   Additional paid-in capital                                                  1,454,000                    2,283,000
   Retained earnings                                                          76,944,000                   65,551,000
   Unearned compensation                                                        (510,000)                    (513,000)
   Treasury stock, at cost:  333,000 shares in 2001
       and 406,000 shares in 2000                                             (3,008,000)                  (3,300,000)
                                                                     -------------------------------------------------

              Total stockholders' equity                                      80,325,000                   67,771,000
                                                                     -------------------------------------------------

              Total liabilities and stockholders' equity                    $133,615,000                $ 141,766,000
                                                                     =================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                               COURIER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        FOR THE YEARS ENDED

                                                               SEPTEMBER 29, 2001      SEPTEMBER 30, 2000        SEPTEMBER 25, 1999
                                                               --------------------------------------------------------------------

Operating Activities:
  Net income                                                     $     13,217,000         $    10,637,000           $    8,376,000
  Adjustments to reconcile net income to
  cash provided from operating activities:
    Depreciation and amortization                                      11,796,000               8,062,000                8,282,000
    Deferred income taxes (Note C)                                         79,000                (893,000)                (456,000)
    Changes in assets and liabilities, net of acquisitions:
       Accounts receivable                                              5,530,000              (2,639,000)              (3,447,000)
       Inventory                                                        5,281,000              (1,300,000)              (1,404,000)
       Accounts payable                                                (5,615,000)              5,298,000                2,350,000
       Accrued taxes                                                      789,000                 (31,000)                 227,000
       Other elements of working capital                               (1,123,000)              2,829,000                 (245,000)
       Other, net                                                      (1,862,000)                557,000                  687,000
                                                                   ----------------------------------------------------------------
Cash provided from operating activities                                28,092,000              22,520,000               14,370,000
                                                                   ----------------------------------------------------------------
Investment Activities:
   Business acquisitions, net of cash (Note H)                                  -             (38,571,000)                       -
   Capital expenditures                                               (12,841,000)            (16,347,000)              (4,999,000)
   Prepublication costs (Note A)                                       (1,415,000)                      -                        -
   Proceeds from sale of assets (Note J)                                2,124,000                       -                        -
                                                                   ----------------------------------------------------------------

Cash used for investment activities                                   (12,132,000)            (54,918,000)              (4,999,000)
                                                                   ----------------------------------------------------------------

Financing Activities:
   Scheduled long-term debt repayments                                   (366,000)               (338,000)                (312,000)
   Borrowings (repayments) of revolving credit facility, net          (14,750,000)             30,500,000               (5,250,000)
   Cash dividends                                                      (1,824,000)             (1,572,000)              (1,354,000)
   Stock repurchases                                                            -                (114,000)                (455,000)
   Proceeds from stock plans                                              591,000               1,024,000                  738,000
                                                                   ----------------------------------------------------------------

Cash provided from (used for) financing activities                    (16,349,000)             29,500,000               (6,633,000)
                                                                   ----------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                         (389,000)             (2,898,000)               2,738,000

Cash and cash equivalents at the beginning of the period                  562,000               3,460,000                  722,000
                                                                   ----------------------------------------------------------------

Cash and cash equivalents at the end of the period                 $      173,000         $       562,000           $    3,460,000
                                                                   ================================================================

Supplemental cash flow information:
     Interest paid                                                 $    1,888,000         $       311,000           $      396,000
     Income taxes paid (net of receipts)                           $    5,413,000         $     6,177,000           $    3,939,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                               COURIER CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  TOTAL
                                              STOCKHOLDERS'           COMMON           ADDITIONAL
                                                  EQUITY              STOCK          PAID-IN CAPITAL
                                             ----------------------------------------------------------

Balance, September 26, 1998                      $ 49,790,000        $ 3,750,000          $ 384,000

    Net income                                      8,376,000                  -                  -
    Cash dividends                                 (1,354,000)                 -                  -
    Stock repurchase                                 (455,000)                 -                  -
    Stock plan activity                             1,202,000                  -            874,000
                                             ----------------------------------------------------------

Balance, September 25, 1999                        57,559,000          3,750,000          1,258,000

    Net income                                     10,637,000                  -                  -
    Cash dividends                                 (1,572,000)                 -                  -
    Stock repurchase                                 (114,000)                 -                  -
    Restricted stock grant/amortization
       activity, net                                   45,000                  -            386,000
    Other stock plan activity                       1,216,000                  -            639,000
                                             ----------------------------------------------------------

Balance, September 30, 2000                        67,771,000          3,750,000          2,283,000

    Net income                                     13,217,000                  -                  -
    Cash dividends                                 (1,824,000)                 -                  -
    Stock dividend (Note A)                                 -          1,695,000         (1,695,000)
    Restricted stock grant/amortization
       activity, net                                  111,000                  -             64,000
    Other stock plan activity                       1,050,000                  -            802,000
                                             ----------------------------------------------------------

Balance, September 29, 2001                      $ 80,325,000        $ 5,445,000        $ 1,454,000
                                             ==========================================================




                                                  RETAINED            UNEARNED            TREASURY
                                                  EARNINGS          COMPENSATION            STOCK
                                           ----------------------------------------------------------

Balance, September 26, 1998                     $49,464,000                $ -          $ (3,808,000)

    Net income                                    8,376,000                  -                     -
    Cash dividends                               (1,354,000)                 -                     -
    Stock repurchase                                      -                  -              (455,000)
    Stock plan activity                                   -                  -               328,000
                                           ----------------------------------------------------------

Balance, September 25, 1999                      56,486,000                  -            (3,935,000)

    Net income                                   10,637,000                  -                     -
    Cash dividends                               (1,572,000)                 -                     -
    Stock repurchase                                      -                  -              (114,000)
    Restricted stock grant/amortization
       activity, net                                      -           (513,000)              172,000
    Other stock plan activity                             -                  -               577,000
                                           ----------------------------------------------------------

Balance, September 30, 2000                      65,551,000           (513,000)           (3,300,000)

    Net income                                   13,217,000                  -                     -
    Cash dividends                               (1,824,000)                 -                     -
    Stock dividend (Note A)                               -                  -                     -
    Restricted stock grant/amortization
       activity, net                                      -              3,000                44,000
    Other stock plan activity                             -                                  248,000
                                           ----------------------------------------------------------

Balance, September 29, 2001                     $76,944,000         $ (510,000)         $ (3,008,000)
                                           ==========================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Courier Corporation and its subsidiaries ("Courier" or the "Company") are focused on streamlining and enhancing the process by which printed books and digital content reach end-user markets, primarily for educational, religious, and specialty book publishers. Courier has three business segments: full-service book manufacturing, customized education and, beginning in fiscal 2001 with the acquisition of Dover Publications, Inc. ("Dover"), specialty publishing (see Note H).

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions. Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the use of certain estimates and assumptions. Fiscal years 2001 and 1999 were 52-week periods compared with fiscal year 2000 which was a 53-week period. Certain amounts for fiscal years 2000 and 1999 have been reclassified in the accompanying financial statements in order to conform to the current year's classification.

FINANCIAL INSTRUMENTS: Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations. The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At September 29, 2001 and September 30, 2000, the fair market value of the Company's financial instruments approximated their carrying values.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Interest capitalized in fiscal years 2001 and 2000 was approximately $170,000 and $102,000, respectively. No interest was capitalized in fiscal year 1999. The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 3 to 11 years, except for depreciation on buildings and improvements which is based on estimated useful lives ranging from 10 to 40 years.

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

GOODWILL: Goodwill arising from business acquisitions is amortized using the straight-line method over 20 years. Amortization expense was approximately $1,411,000 for fiscal year 2001 and approximately $596,000 for both fiscal years 2000 and 1999. The Company continues to carry goodwill of approximately $1.2 million arising from the purchase of a company prior to October 31, 1970; such amount is not being amortized because management believes that the value has not diminished.

On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The Company will adopt SFAS No. 142 effective at the beginning of its fiscal year ending September 28, 2002. The Company does not anticipate that it will change the nature or carrying amounts of its intangible assets as a result of adopting this standard. If these rules had applied to goodwill for fiscal 2001, the result would have been to increase fiscal 2001 pretax income by approximately $1.4 million and net income by approximately $1.0 million, or $.20 per diluted share.

LONG-LIVED ASSETS: Management periodically reviews long-lived assets for impairment and does not believe that there is any material impairment of any asset of the Company as measured in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

PREPUBLICATION COSTS: Prepublication costs, associated with the specialty publishing segment, are amortized using the straight-line method over an estimated useful life of four years.

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

SHIPPING AND HANDLING FEES: In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires companies to classify as revenues shipping and handling fees billed to customers. Previously, such revenues, and related expenses, were included in cost of sales. All periods presented in the accompanying financial statements have been reclassified to conform to the current year presentation. The adoption of this standard increased net sales and cost of sales by approximately $3.8 million, $3.9 million and $2.9 million for 2001, 2000 and 1999, respectively, and thus had no impact on reported earnings.

USE OF ESTIMATES: The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results may differ from these estimates.

NET INCOME PER SHARE: Basic net income per share is based on the weighted average number of common shares outstanding each period. Diluted net income per share also includes potentially dilutive items such as options (see Note K).

STOCK SPLIT: On August 31, 2001, the Company distributed a three-for-two stock split effected in the form of a 50% stock dividend, except for treasury shares. Previously authorized but unissued shares were used to effect this dividend. Weighted average shares outstanding and per share amounts for periods prior to August 31, 2001 presented in the accompanying financial statements have been restated to give effect to the stock split.

TREASURY STOCK: The Company has historically used treasury stock for stock options exercised and stock grants and intends to continue to use treasury stock for such purposes.

NEW ACCOUNTING PRONOUNCEMENTS: Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000); the adoption did not have a material effect on the Company's consolidated financial statements. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101 ("Revenue Recognition in Financial Statements"), that was implemented by the Company in the fourth quarter of the Company's fiscal year ending September 29, 2001. The adoption of this SAB did not have a material effect on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which was discussed above under "Goodwill." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.


B. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 39%, and 47% of the Company's inventories at September 29, 2001 and September 30, 2000, respectively. Other inventories are determined on a first-in, first-out (FIFO) basis.


                                                        2001                2000
                                                  ---------------     ---------------

         Raw materials                            $    2,573,000      $    3,619,000
         Work in process                               5,743,000           8,018,000
         Finished goods                               13,824,000          15,784,000
                                                  ---------------     ---------------
         Total                                    $   22,140,000      $   27,421,000
                                                  ===============     ===============

On a FIFO basis, reported year-end inventories would have been higher by $5.8 million in fiscal 2001 and $5.9 million in fiscal 2000.

C.  INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:


                                                                   2001               2000               1999
                                                              ---------------     --------------    ---------------

    Federal taxes at statutory rate                           $    6,942,000       $  5,430,000      $   4,269,000
    State taxes, net of federal tax benefit                          401,000            474,000            397,000
    Foreign sales corporation (FSC) export
    related income                                                  (710,000)          (643,000)          (499,000)
    Other                                                            184,000            (12,000)            14,000
                                                              ---------------     --------------    ---------------
    Total                                                     $    6,817,000       $  5,249,000      $   4,181,000
                                                              ===============     ==============    ===============

The provision for income taxes consisted of the following:


                                            2001                2000               1999
                                        --------------     ---------------    ----------------

      Currently payable:
                Federal                $    6,017,000      $    5,353,000     $     3,972,000
                State                         721,000             789,000             665,000
                                        --------------     ---------------    ----------------
                                            6,738,000           6,142,000           4,637,000
                                        --------------     ---------------    ----------------
      Deferred:
                Federal                       193,000            (822,000)           (392,000)
                State                        (114,000)            (71,000)            (64,000)
                                        --------------     ---------------    ----------------
                                               79,000            (893,000)           (456,000)
                                        --------------     ---------------    ----------------
      Total                            $    6,817,000      $    5,249,000     $     4,181,000
                                        ==============     ===============    ================


The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of September 29, 2001 and September 30, 2000:


                                                                         2001                  2000
                                                                    ---------------       --------------

    Deferred tax assets:
       Vacation accrual not currently deductible                    $      620,000        $      589,000
       Other accruals not currently deductible                             632,000               567,000
       Non-deductible reserves                                           1,571,000             1,364,000
       Other                                                                14,000                23,000
                                                                    ---------------       ---------------
          Classified as current                                          2,837,000             2,543,000
    Deferred compensation arrangements                                   1,142,000             1,059,000
    Other                                                                  253,000               232,000
                                                                    ---------------       ---------------
          Total deferred tax assets                                 $    4,232,000        $    3,834,000
                                                                    ===============       ===============

    Deferred tax liabilities:
       Accelerated depreciation                                          4,088,000             3,719,000
       Goodwill amortization                                               108,000                     -
                                                                    ---------------       ---------------
          Total deferred tax liabilities                            $    4,196,000        $    3,719,000
                                                                    ===============       ===============

Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

D.  LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                    2001                  2000
                                                                 -----------           -----------
Obligation under revolving bank credit facility
       at 3.88% as of September 29, 2001                         $15,750,000           $30,500,000
Obligation under industrial development bond
       arrangement at 3%, payable in monthly
       installments through May 2011                                 827,000               901,000
9.5% secured promissory note                                               -               292,000
                                                                 -----------           -----------
                                                                  16,577,000            31,693,000
Less:  Current maturities                                             76,000               366,000
                                                                 -----------           -----------
Total                                                            $16,501,000           $31,327,000
                                                                 ===========           ===========

Scheduled aggregate principal payments of long-term debt are $76,000 in fiscal 2002, $78,000 in fiscal 2003, $15,830,000 in fiscal 2004, $83,000 in fiscal
2005, $85,000 in fiscal 2006 and $425,000 thereafter.

The Company has a $60 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%. The revolving credit facility matures in March 2004 and borrowings of $15,750,000 are included in scheduled aggregate principal payments due in 2004. The Company has not had any short-term borrowings during the three fiscal years ended September 29, 2001.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the level of capital expenditures, the incurring of additional indebtedness and a quarterly test of EBITDA to debt service. It also provides for a commitment fee not to exceed 3/8% per annum on the unused portion. The industrial bond arrangement provides for a lien on the assets acquired with the proceeds.

E.  COMMITMENTS AND CONTINGENCIES

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $5,239,000 in fiscal 2001, $3,956,000 in fiscal 2000 and $3,553,000 in fiscal 1999. As of September 29, 2001, minimum annual rental commitments under the Company's long-term operating leases are approximately $3,785,000 in fiscal 2002, $3,182,000 in fiscal 2003, $2,874,000 in fiscal 2004, $2,075,000 in fiscal 2005 and $2,571,000 in the aggregate thereafter. The Company leases one of its facilities from a corporation owned in part by an executive of the Company. The lease agreement requires annual payments of approximately $216,000 over the initial term of July 1997 through July 2002. At September 29, 2001 and September 30, 2000, the Company had letters of credit outstanding of $909,000 and $542,000, respectively.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

F.  STOCK ARRANGEMENTS

STOCK OPTION/INCENTIVE PLANS: The Courier Corporation 1993 Stock Incentive Plan, as amended and restated, replaced the expiring 1983 Stock Option Plan. In January 2001, stockholders approved an amendment to the plan which provided an increase in the number of shares available for the granting of stock options and stock grants under the plan by 150,000 shares to a total of 817,500 shares. Under the provisions of each plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees. The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant. During fiscal years 2001 and 2000, 5,000 and 27,000 shares, respectively, of restricted stock were granted which vest over a four-year period. Amortization expense relating to the fiscal years 2001 and 2000 stock grants was $111,000 and $45,000, respectively.

DIRECTORS' OPTION PLAN: A 1989 plan, as amended and restated, allows members of the Company's Board of Directors to make an election to apply either 50% or 100% of their annual retainer fee, including the committee chair retainer, toward the annual grant of stock options to be offered at a price per share $5 below the fair market value of the Company's common stock at the time the option is granted. Retainer fees for fiscal 2001 amounted to $16,000 per director; in addition, the three committee chair fees amounted to a total of $17,000 for fiscal 2001. The plan, as approved by stockholders, provides a total of 375,000 shares for the issuance of such options.

The following is a summary of all option activity for these plans:


                                                STOCK OPTION/INCENTIVE PLANS         DIRECTORS' OPTION PLAN
                                                ----------------------------         ----------------------
                                                                    Average                         Average
                                                                    Exercise                        Exercise
                                                    Shares           Price            Shares         Price
                                                -------------------------------------------------------------
Outstanding at September 26, 1998                  398,336         $    8.26          66,600       $    6.48
         Issued                                      7,500             15.83          27,000           10.50
         Exercised                                (88,994)              7.09         (30,900)           6.98
         Cancelled                                       -                 -               -               -
                                                -------------------------------------------------------------
Outstanding at September 25, 1999                  316,842         $    8.77          62,700       $    7.96
         Issued                                    118,200             17.92          30,150           12.76
         Exercised                               (105,123)              6.95         (19,050)           9.57
         Cancelled                                (11,874)             14.24               -               -
                                                -------------------------------------------------------------
Outstanding at September 30, 2000                  318,045         $   12.56          73,800       $    9.51
         Issued                                     61,225             21.92          30,099           15.89
         Exercised                                (70,393)              7.49        (12,450)            6.58
         Cancelled                                 (8,880)             17.55        (17,499)           10.57
                                                -------------------------------------------------------------
Outstanding at September 29, 2001                  299,997         $   15.52          73,950       $   12.35
                                                =============================================================
Exercisable at September 29, 2001                  167,172         $   12.17          73,950       $   12.35
Available for future grants                        198,643                           123,000

The following tables present information with regards to stock options outstanding at September 29, 2001:


                                                               Stock Option/Incentive Plans
                                                ------------------------------------------------------------
                                                                 $6.33 -        $10.39 -           $15.83 -
RANGE OF EXERCISE PRICES                           $3.11          $9.45          $15.22          $23.73
------------------------                        ------------------------------------------------------------
Options outstanding                                    6,750         59,222           61,275        172,750
Weighted average exercise price of options
outstanding                                            $3.11          $8.27           $13.20         $19.31
Weighted average remaining life                    1.2 years        2 years        2.8 years      5.6 years
Options exercisable                                    6,750         59,222           60,275         40,925
Weighted average exercise price of options
exercisable                                            $3.11          $8.27           $13.17         $17.83


                                                                     DIRECTORS' OPTION PLAN
RANGE OF EXERCISE PRICES                                                     $7.15 - $15.89
------------------------                                                     --------------
Options outstanding                                                                  73,950
Weighted average exercise price of options
outstanding                                                                          $12.35
Weighted average remaining life                                                   2.8 years
Options exercisable                                                                  73,950
Weighted average exercise price of options
exercisable                                                                          $12.35

STOCK GRANT PLAN: The Company established a stock grant plan in 1977 entitling key employees to receive shares of common stock of the Company. Shares granted are either fully vested or vest over periods up to 5 years. The maximum number of shares of common stock that may be awarded under the stock grant plan is 298,125 and no more than 50,625 shares may be awarded in any one fiscal year. The numbers of shares granted under the plan were 6,000 in fiscal 2000 and 150 in fiscal 1999. No shares were granted under this plan in fiscal 2001. As of September 29, 2001, there were 1,242 shares available for future grants under the plan.

EMPLOYEE STOCK PURCHASE PLAN: The Company's 1999 Employee Stock Purchase Plan ("ESPP"), approved by stockholders in January 1999 to replace the expiring 1989 ESPP, covers an aggregate of 150,000 shares of Company common stock for issuance under the plan. Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the beginning or end of the grant period. During fiscal 2001, 16,892 shares were issued under the plan at an average price of $16.57 per share. Since inception, 48,837 shares have been issued. At September 29, 2001, an additional 101,163 shares were reserved for future issuances.

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

PRO FORMA DISCLOSURES: The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Had compensation cost for grants under the ESPP and for stock options granted after 1995 been determined under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been $12,653,000, or $2.43 per diluted share, for fiscal 2001; $10,145,000, or
$2.01 per diluted share, for fiscal 2000; and $8,026,000, or $1.61 per diluted share, for fiscal 1999. The pro forma effect on net income and net income per diluted share for fiscal 2001, fiscal 2000 and fiscal 1999 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to options granted prior to fiscal 1996.

For purposes of pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value options issued:


                                               2001                2000                 1999
                                               ----                ----                 ----
Risk-free interest rate                         4.5%                 5.9%                 6.3%
Expected volatility                              34%                  39%                  42%
Expected dividend yields                        1.7%                 1.7%                 1.7%
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


                                                     1993 STOCK INCENTIVE PLAN          DIRECTORS' OPTION PLAN
                                                     -------------------------          ----------------------
On grant date:                                       2001      2000       1999         2001      2000      1999
                                                     ----      ----       ----         ----      ----      ----
Exercise price was equal to stock price              $7.88     $7.63     $7.17           -         -         -
Exercise price was in excess of
   stock price                                       $5.96     $6.05       -             -         -         -
Exercise price was less than stock price               -         -         -           $4.90     $6.92     $6.21


G.  RETIREMENT PLANS

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees, except for Dover employees. Dover, acquired in September 2000 (see Note H), provides retirement benefits through a defined benefit plan as described below.

Retirement costs of multi-employer union plans consist of defined contributions determined in accordance with the respective collective bargaining agreements. Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan
(ESOP). Retirement costs included in the accompanying financial statements amounted to approximately $2,600,000 in fiscal 2001, $2,500,000 in fiscal 2000 and $2,330,000 in fiscal 1999.

The Courier Profit Sharing and Savings Plan is qualified under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 100% of their compensation, subject to IRS limitations, with the Company matching 25% of the first 6% of pay contributed by the employee. The Company also makes contributions to the plan annually based on profits each year for the benefit of all eligible non-union employees.

Shares of Company common stock may be allocated to participants' ESOP accounts annually based on their compensation as defined in the plan. During fiscal years 2001, 2000 and 1999, no such shares were allocated to eligible participants. At September 29, 2001, the ESOP held 240,589 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. The Company's funding policy for the plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate.

At September 30, 2000, the projected benefit obligation was $3,647,000 and the fair value of the plan assets was $3,471,000. Accordingly, the accrued pension obligation was $176,000. The following tables provide information regarding the plan for the year ended September 29, 2001.

Change in projected benefit obligation:

Obligation at beginning of  year                              $3,647,000
  Service cost                                                   149,000
  Interest cost                                                  234,000
  Actuarial (gain)                                              (177,000)
  Benefits paid                                                 (243,000)
                                                            -------------
Obligation at end of year                                     $3,610,000
                                                            =============

Change in plan assets:

Fair value of plan assets at beginning of year                $3,471,000
  Actual return on plan assets                                   406,000
  Employer contributions                                          82,000
  Benefits paid                                                 (243,000)
                                                            -------------
Fair value of plan assets at end of year                      $3,716,000
                                                            =============

Reconciliation of funded status:

Funded status at end of year                                    $106,000
Unrecognized net actuarial (gain) and other                     (260,000)
                                                            -------------
Accrued pension cost                                           $(154,000)
                                                            =============




Components of the net periodic benefit cost:

Service cost                                                    $149,000
Interest cost                                                    234,000
Expected return on plan assets                                  (254,000)
Amortization of prior service cost                                14,000
                                                            ------------
Net periodic benefit cost                                       $143,000
                                                            ============

Actuarial assumptions used to determine costs and benefit obligations 2001 and 2000:

Discount rate                                                    7.0%
Compensation increases                                           5.0%
Return on assets for the year                                    7.5%

H.  BUSINESS ACQUISITIONS

On September 22, 2000, the Company acquired all of the outstanding capital stock of Dover Publications, Inc., a Mineola, New York publisher of special-interest books. The Company paid approximately $39 million in cash to the former stockholders of Dover for their shares of capital stock. The acquisition was accounted for as a purchase and, accordingly, Dover's financial results have been included in the consolidated financial statements from the date of acquisition. The financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their appraised fair value at the date of acquisition. The excess purchase price over the fair value of the net assets acquired amounted to $17 million which has been accounted for as goodwill and is expected to be deductible for tax purposes. Approximately $1 million of appraisal adjustments were recorded in 2001, increasing goodwill to $17 million and decreasing the fair value initially assigned to the net assets acquired at September 22, 2000. The Company recorded approximately $0.9 million of goodwill amortization in 2001 relating to the Dover acquisition. The Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," effective with the beginning of fiscal 2002 (see Note A). SFAS No. 142 requires that goodwill no longer be amortized over its estimated useful life. Accordingly, the Company will cease to amortize goodwill.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Dover as if the acquisition had occurred at the beginning of fiscal 2000, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.


(Unaudited)                                                         2000
------------------------------------------------------------------------
Net sales                                                   $220,182,000
Net income                                                    10,881,000
Net income per diluted share                                        2.15

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the business combination been in effect at the beginning of the fiscal 2000 or of future results of operations of the consolidated entities.

I.  BUSINESS SEGMENTS

The Company historically operated in one primary business segment, book manufacturing, with a second smaller business segment in customized education. On September 22, 2000, the Company acquired Dover Publications, Inc. (see Note
H) which operates in a third segment, specialty publishing. Operating results of the specialty publishing segment are not included in the fiscal 2000 segment information because the results of operations for the period prior to September 30, 2000 were not significant.

The Company has aggregated its book manufacturing business into one segment because of strong similarities in the economic characteristics, the nature of products and services, production processes, class of customer and distribution methods used. The book-manufacturing segment offers a full range of services from production through storage and distribution for education, religious and specialty book publishers. The customized education segment responds to the demand for increased choice in the way educational information is received and used. Operations include Courier Custom Publishing, a provider of customized college coursepacks and textbooks and The Home School, a direct marketer of educational materials to families engaged in home-based learning. Substantially all of the assets of The Home School were sold in March 2001 and The Home School ceased operations.

The accounting policies of the segments are the same as those described in Note
A. In evaluating segment performance, management primarily focuses on income or loss before taxes and other income. The elimination of intersegment sales and related profit represents sales from the book-manufacturing segment to the specialty publishing segment. Other income, discussed in Note J, is reflected as "unallocated" in the following table. Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets. The corresponding corporate asset balances are not allocated to the segments. Unallocated corporate assets consist primarily of cash and cash equivalents and fixed assets used by the corporate support functions.

The following table provides segment information as required under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."


                                  Total            Book Manu-        Specialty        Customized          Unallo-      Intersegment
                                 Company           facturing         Publishing       Education           cated        Elimination
                             --------------     --------------     -------------    --------------    --------------   -------------
FISCAL 2001
Net sales                    $  211,943,000     $  181,233,000     $  33,259,000    $   1,488,000      $          -    $ (4,037,000)
Earnings (loss) before
income taxes                     20,034,000         18,691,000         1,425,000         (848,000)        1,230,000        (464,000)
Assets                          133,615,000         83,735,000        40,670,000          341,000         8,869,000
Depreciation and
amortization                     11,796,000          8,990,000         2,690,000          116,000
Capital expenditures             12,841,000         12,149,000           225,000                -           467,000
Interest
(income)/expense                  1,899,000          (161,000)         2,060,000
------------------------------------------------------------------------------------------------------------------------------------

FISCAL 2000
Net sales                    $  192,226,000     $  188,865,000                      $   3,361,000                 -
Earnings (loss) before
income taxes                     15,886,000         19,066,000                         (3,299,000)     $    119,000
Assets                          141,766,000         88,748,000     $  41,577,000          848,000        10,593,000
Depreciation and
amortization                      8,062,000          7,844,000                            218,000                 -
Capital expenditures             16,347,000         15,665,000                             13,000           669,000
Interest expense                    325,000            272,000                             53,000                 -
------------------------------------------------------------------------------------------------------------------------------------

FISCAL 1999
Net sales                    $  166,842,000     $  164,037,000                      $   2,805,000                 -
Earnings (loss) before
income taxes                     12,557,000         15,155,000                         (2,598,000)                -
Assets                           91,512,000         74,900,000                          1,470,000      $ 15,142,000
Depreciation and
amortization                      8,282,000          7,988,000                            294,000                 -
Capital expenditures              4,999,000          3,848,000                            107,000         1,044,000
Interest expense                    524,000            445,000                             79,000                 -
------------------------------------------------------------------------------------------------------------------------------------

Export sales as a percentage of consolidated sales were approximately 19% in fiscal 2001 and 18% in both fiscal 2000 and fiscal 1999. Sales to the Company's largest customer amounted to approximately 25% of consolidated sales in fiscal 2001, 26% in fiscal 2000 and 27% in fiscal 1999. In addition, sales to another customer amounted to 13% of consolidated sales in fiscal 2001, 17% in fiscal 2000 and 15% in fiscal 1999. No other customer accounted for more than 10% of consolidated sales. Customers are granted credit on an unsecured basis.

J.  OTHER (INCOME) EXPENSE

In March 2001, the Company sold substantially all of the assets of its subsidiary, The Home School, and ceased operating the business. The proceeds from the sale were $0.8 million resulting in a pretax gain of approximately $0.3 million, and an after-tax gain of approximately $0.2 million, or $0.04 per diluted share.

During fiscal 2001, the Company completed the sale of its Raymond, New Hampshire facility; such facility comprised the September 30, 2000 balance sheet caption "Real estate held for sale or lease, net". In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million and an after-tax gain of approximately $0.6 million, or $.10 per diluted share. Other (income) expense also includes net rental income from this facility of $49,000 in fiscal 2001 and $119,000 in fiscal 2000.


K.  NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans. These shares have been adjusted to reflect a three-for-two stock split effected in the form of a dividend distributed on August 31, 2001 (see Note A).


                                                           2001            2000             1999
                                                      ----------------------------------------------
   Average shares outstanding for basic                  5,058,000        4,915,000       4,806,000
   Effect of potentially dilutive shares                   140,000          144,000         172,000
                                                      ----------------------------------------------
   Average shares outstanding for dilutive               5,198,000        5,059,000       4,978,000
                                                      ==============================================

                               COURIER CORPORATION

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


FISCAL 2001
(Dollars in thousands except per share amounts)           First        Second         Third        Fourth
-----------------------------------------------------------------------------------------------------------
Operating Results:
Net sales                                                $54,190       $49,954       $50,871       $56,928
Gross profit                                              14,624        13,778        15,293        17,676
Net income                                                 2,952         2,133         2,966         5,166
Net income per diluted share                                0.57          0.41          0.57          0.99
Dividends declared per share                                0.09          0.09          0.09          0.09
Stock price:
    Highest                                                20.50         21.17         27.33         28.65
    Lowest                                                 18.00         19.33         19.97         20.00


FISCAL 2000
(Dollars in thousands except per share amounts)           First        Second         Third        Fourth*
-----------------------------------------------------------------------------------------------------------
Operating Results:
Net sales                                                $46,044       $45,410       $48,259       $52,513
Gross profit                                              11,084        11,543        12,159        13,308
Net income                                                 2,169         2,351         2,517         3,600
Net income per diluted share                                0.43          0.47          0.50          0.70
Dividends declared per share                                0.08          0.08          0.08          0.08
Stock price:
    Highest                                                16.42         16.67         17.83         20.50
    Lowest                                                 14.25         14.83         15.42         18.00

SALES AND COST OF SALES HAVE BEEN ADJUSTED TO RECORD FREIGHT BILLINGS IN ACCORDANCE WITH EITF 00-10 (SEE NOTE A). FREIGHT BILLINGS WERE PREVIOUSLY INCLUDED IN COST OF SALES. GROSS PROFIT AND NET INCOME AMOUNTS PREVIOUSLY REPORTED ARE NOT AFFECTED.

NET INCOME PER SHARE IS BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING. PER SHARE AMOUNTS HAVE BEEN RETROACTIVELY ADJUSTED TO REFLECT A THREE-FOR-TWO STOCK SPLIT EFFECTED ON AUGUST 31, 2001 (SEE NOTE A).

* FOURTH QUARTER OF  FISCAL 2000 INCLUDED 14 WEEKS.

COMMON SHARES OF THE COMPANY ARE TRADED OVER-THE-COUNTER ON THE NASDAQ NATIONAL MARKET - SYMBOL "CRRC."

THERE WERE APPROXIMATELY 780 STOCKHOLDERS OF RECORD AS OF SEPTEMBER 29, 2001.

                               COURIER CORPORATION

                           FIVE-YEAR FINANCIAL SUMMARY


(Dollar amounts in millions
 except per share data)                             2001      2000*        1999       1998        1997
---------------------------------------------------------------------------------------------------------
Net sales                                           $211.9     $192.2      $166.8     $155.5      $135.2
Gross profit                                          61.4       48.1        40.8       37.7        28.1
Net income                                            13.2       10.6         8.4        7.7         4.3
Net income per diluted share                          2.54       2.10        1.68       1.58        0.94
Dividends per share                                   0.36       0.32        0.28       0.26        0.21
Working capital                                       28.7       33.3        21.9       16.5        14.1
LIFO reserve                                           5.8        5.9         5.5        5.3         5.7
Current ratio (FIFO basis)                             2.1        2.0         2.0        1.9         1.8
Total assets                                         133.6      141.8        91.5       87.6        89.6
Long-term debt                                        16.5       31.3         1.2        6.8        18.6
Long-term debt as a percentage
  of capitalization                                  17.0%      31.6%        2.0%      12.0%       30.8%
Depreciation and amortization                         11.8        8.1         8.3        8.5         7.2
Capital expenditures                                  12.8       16.3         5.0        4.1         6.7
Stockholders' equity                                  80.3       67.8        57.6       49.8        41.7
Return on stockholders' equity                       17.8%      17.0%       15.6%      16.9%       10.7%
Stockholders' equity per share                       15.71      13.52       11.88      10.47        9.24
Shares outstanding (in 000's)                        5,112      5,016       4,850      4,758       4,517
Number of employees                                  1,504      1,535       1,320      1,254       1,202

SALES AND COST OF SALES HAVE BEEN ADJUSTED TO RECORD SHIPPING FEES IN SALES IN ACCORDANCE WITH EITF 00-10. (SEE NOTE A). FREIGHT BILLINGS WERE PREVIOUSLY INCLUDED IN COST OF SALES. GROSS PROFIT AND NET INCOME AMOUNTS PREVIOUSLY REPORTED ARE NOT AFFECTED.

NET INCOME PER SHARE IS BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING; STOCKHOLDERS' EQUITY PER SHARE IS BASED ON SHARES OUTSTANDING AT YEAR END. SHARES OUTSTANDING AND PER SHARE AMOUNTS HAVE BEEN RETROACTIVELY ADJUSTED TO REFLECT A THREE-FOR-TWO STOCK SPLIT EFFECTED ON AUGUST 31, 2001 (SEE NOTE A).

*  FISCAL 2000 INCLUDED 53 WEEKS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Courier Corporation, founded in 1824, is one of America's leading book manufacturers and specialty publishers. Courier's industry-leading financial performance, including five straight years of growth in sales and earnings, was achieved through a strong focus on growth markets, technological innovation and outstanding customer service.

The Company has three business segments: full-service book manufacturing, customized education and specialty publishing.

BOOK MANUFACTURING - streamlines the process of bringing books from the point of creation to the point of use. Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from content management, prepress and production through storage and distribution. Courier's principal markets include religious, educational and specialty trade books.

CUSTOMIZED EDUCATION - operates businesses that respond to the need for greater choice in education. Courier Custom Publishing offers solutions that enable educators to provide students with customized teaching materials from multi-publisher custom books to out-of-print book reproductions and self-published books. The Home School, which Courier sold in March 2001, was a direct marketer of educational materials to families engaged in educating children at home and was included in the customized education segment prior to its sale.

SPECIALTY PUBLISHING - consists of Dover Publications, acquired by Courier on September 22, 2000. Dover publishes over 7,500 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from musical scores to typographical fonts. Dover sells its products through most American bookstore chains, independent booksellers, children's stores, craft stores and gift shops, as well as a diverse range of distributors around the world. Dover also sells its books directly to customers through its specialty catalogs and over the internet at www.doverpublications.com.


                                                  2001               2000                1999
                                           ---------------     --------------     ---------------
SALES BY SEGMENT: (IN THOUSANDS)
Book Manufacturing                               $181,233           $188,865            $164,037
Customized Education                                1,488              3,361               2,805
Specialty Publishing                               33,259                  -                   -
Intersegment sales                                 (4,037)                 -                   -
                                           ---------------     --------------     ---------------
    Total                                        $211,943           $192,226            $166,842


RESULTS OF OPERATIONS

Sales in fiscal 2001 increased 10% to $211.9 million compared to $192.2 million in fiscal 2000. Fiscal 2000 included 53 weeks compared to 52 weeks in fiscal 2001. The fiscal 2001 sales increase was 12% if fiscal 2000 is adjusted to a comparable 52-week period. The sales increase in fiscal 2001 was the result of the acquisition of Dover on September 22, 2000. Dover's sales in 2001 were $33.3 million. Intersegment sales from the book manufacturing segment to Dover of $4 million in 2001 were eliminated from consolidated sales. Book manufacturing sales in 2001 decreased 4% to $181.2 million from $188.9 million last year. Adjusting for the additional week in fiscal 2000, sales for the segment decreased by approximately 2% in 2001. Sales to the specialty trade market fell 17% below last year due to weakness in consumer demand for books on subjects such as computer games, technology, investing, and general business. Meanwhile, sales to educational publishers increased by 4% in 2001, particularly from strong sales of elementary and high school books, which offset softness in sales of college texts. Sales to the religious market increased 9% over the prior year. Customized education segment sales of $1.5 million in 2001 decreased by $1.9 million from fiscal 2000 due to the March 2001 sale of The Home School. Sales for Courier Custom Publishing, the Company's college coursepack business, increased 10% over fiscal 2000. Courier's sales in fiscal 2000 increased 15% to $192.2 million compared to $166.8 million in fiscal 1999. Fiscal 2000 included 53 weeks compared to 52 weeks in 1999. Sales from Courier's book manufacturing segment were up 15% in fiscal 2000 due to increased sales in all three of our target markets - educational, religious and specialty trade - and because of the extra week. Courier's customized education segment sales grew by 20% in fiscal 2000 to $3.4 million due to increases at both The Home School and Courier Custom Publishing.

In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company adopted the provisions of EITF 00-10 for the fiscal year ended September 29, 2001 requiring shipping and handling fees to be classified as revenue. Results of prior years have been reclassified to conform with the fiscal 2001 presentation. The impact of this adoption was to increase sales and cost of sales by $3.8 million, $3.9 million and $2.9 million in fiscal 2001, 2000, and 1999, respectively. This accounting change had no impact on Courier's earnings.

Gross profit in fiscal 2001 increased by $13.3 million, or 28% and, as a percentage of sales, increased to 29% from 25% in fiscal 2000. The increases were primarily the result of the acquisition of Dover. Dover's gross profit in 2001 was $15 million and, as a percentage of sales, was 46%, which was significantly higher than the Company's other segments. In Courier's book manufacturing segment, the gross margin was comparable to the prior year, despite the drop in sales. Aggressive cost controls, increased productivity levels and lower paper costs offset a drop in recycling income, as well as higher energy costs, health insurance and depreciation expense. Gross profit in fiscal 2000 increased by $7.3 million, or 18% and as a percentage of sales, increased to 25% from 24% in 1999. The improvement in gross profit in fiscal 2000 resulted from increased sales volume combined with productivity gains from investments in capital equipment and increased recycling income.

Selling and administrative expenses increased to $39.2 million in fiscal 2001 from $31.4 million in fiscal 2000, and, as a percentage of sales, increased to 18% in 2001 from 16% in 2000. Dover's selling and administrative expenses were $11 million in 2001 or 33% of their sales, which is a much higher percentage than the rest of Courier's business, in part due to Dover's consumer and retail catalog marketing operations. Selling and administrative expenses in the book manufacturing segment were down 3% in 2001 and, at 15% of sales were comparable to last year. Selling and administrative expenses in the customized education segment were down $2.3 million in 2001 primarily from the disposition of The Home School in March 2001. Selling and administrative expenses in fiscal 2000 increased to $31.4 million from $27.1 million in fiscal 1999, remaining at 16% as a percentage of sales. The increase in selling and administrative expenses resulted primarily from the extra week in fiscal 2000 and from expenses that relate directly to the increase in overall profitability.

Amortization of goodwill and other intangibles increased to $1.5 million in fiscal 2001 from $0.7 million in fiscal 2000 and fiscal 1999 due to additional goodwill amortization related to the acquisition of Dover in September 2000. In fiscal 2002, amortization of goodwill and certain other intangibles will be eliminated as a result of the adoption of a new accounting method for goodwill described below.

Interest expense in fiscal 2001 was $1.9 million compared to $0.3 million in fiscal 2000 due to an increase in average borrowings of approximately $27 million, resulting from the acquisition of Dover for $39 million in cash financed by the Company's revolving credit facility. During 2001, borrowings of $15 million were repaid using cash generated from operations. Interest expense in fiscal 2000 was $0.2 million lower than fiscal 1999, reflecting a reduction in average borrowings in 2000 of approximately $1.3 million. Capitalized interest related to new equipment was approximately $0.2 million in fiscal 2001 and $0.1 million in fiscal 2000.

Other income in fiscal 2001 is comprised of a pretax gain of approximately $0.3 million from the sale of The Home School. In addition, during fiscal 2001 the Company completed the sale of a facility in Raymond, New Hampshire. In February 2000, the Company entered into a lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million. Other income also includes net rental income from this facility of $49,000 in fiscal 2001 and $119,000 in fiscal 2000.

The Company's effective tax rate for fiscal 2001 was 34% which was higher than the 33% rate for fiscal 2000 due, in part, to increased profitability in fiscal 2001 taxed at a higher statutory federal tax rate. In fiscal 2000, the effective tax rate was 33%, the same rate as 1999.


Income (loss) by segment: (in thousands)                   2001                 2000               1999
-----------------------------------------------------------------------------------------------------------
Book Manufacturing                                        $18,691             $19,066              $15,155
Customized Education                                         (848)             (3,299)              (2,598)
Specialty Publishing                                        1,425                   -                    -
Other income                                                1,230                 119                    -
Intersegment eliminations                                    (464)                  -                    -
-----------------------------------------------------------------------------------------------------------
    Income before taxes                                    20,034              15,886               12,557
Provision for income taxes                                  6,817               5,249                4,181
-----------------------------------------------------------------------------------------------------------
    Net income                                            $13,217             $10,637               $8,376
-----------------------------------------------------------------------------------------------------------

Net income for fiscal 2001 was $13.2 million, or $2.54 per diluted share, compared with $10.6 million, or $2.10 per diluted share, for fiscal 2000. Fiscal 2001 included after-tax gains totaling $750,000 or $.14 per diluted share from the sale of real estate ($.10 per diluted share) and the sale of The Home School ($.04 per diluted share). Excluding these gains, net income in fiscal 2001 was $12.5 million, up 17% over the prior year, and net income per diluted share was $2.40, an increase of 14% over last year. Pretax earnings from the Company's book manufacturing segment in 2001 decreased 2% to $18.7 million from $19.1 million in the prior year. Pretax earnings from the specialty publishing segment, established in fiscal 2001 with the acquisition of Dover, were $1.4 million. The customized education segment reduced its pretax loss to $0.8 million, or $.11 per diluted share in fiscal 2001, from a pretax loss of $3.3 million, or $.43 per diluted share, in fiscal 2000, primarily due to the disposition of The Home School. For fiscal 2000, net income was $10.6 million, an increase of 27% over net income in fiscal 1999 of $8.4 million. Net income per share on a diluted basis was up 25% to $2.10 per share from $1.68 per share in fiscal 1999. Pretax earnings from the Company's book manufacturing segment increased 26% in fiscal 2000 to $19.1 million from $15.2 million in the prior year. The customized education segment incurred a pretax loss of $3.3 million, or $.43 per diluted share in fiscal 2000 compared to a pretax loss of $2.6 million, or $.34 per diluted share in fiscal 1999. Results for fiscal 2000 in the customized education segment include a $350,000 pretax charge, or $.05 per diluted share, for the planned closure of The Home School's retail store.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 139,000 shares in fiscal 2001 and 81,000 shares in fiscal 2000. These increases were primarily due to options exercised and shares issued under the Company's stock plans and the impact of potentially dilutive shares. On August 31, 2001, the Company distributed a three-for-two stock split effected in the form of a 50% dividend. Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2001, operating activities provided approximately $28.1 million of cash. Net income for the year was $13.2 million and depreciation and amortization was $11.8 million, including $1.4 million for amortization of goodwill and $1.5 million for amortization of prepublication costs. Working capital reductions provided approximately $4.9 million of cash in 2001, primarily from decreases of approximately $5.5 million in accounts receivable and $5.3 million in inventories, offset by a decrease in accounts payable of approximately $5.6 million.

Investment activities in 2001 used approximately $12.1 million in cash. Capital expenditures were approximately $12.8 million, primarily for a new press for the religious market and factory automation equipment to improve productivity and service levels. Prepublication costs at Dover were approximately $1.4 million in 2001. Proceeds from the March 2001 sale of the assets of The Home School were approximately $0.8 million, while proceeds from the October 2000 sale of the Raymond, NH facility were $1.3 million. The Company entered into an agreement in January 2000 to sell the unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA. In April 2001, the buyer failed to meet certain performance requirements of the agreement, and by its terms, the agreement expired. The Company is currently evaluating its options regarding this property. For fiscal 2002, capital expenditures are expected to drop to approximately $9 million and prepublication costs are anticipated to increase slightly to approximately $1.6 million.

Financing activities for fiscal 2001 provided approximately $16.3 million of cash. Approximately $15.1 million of cash was used to pay down debt. At September 29, 2001, borrowings under the Company's $60 million long-term revolving credit facility were $15.8 million. This revolving credit facility matures in March 2004. Dividend payments were $1.8 million and proceeds from stock plans were $0.6 million, primarily from the exercise of stock options. The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2002.

NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June
2000); the adoption did not have a material effect on the Company's consolidated financial statements. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101 ("Revenue Recognition in Financial Statements"), that was implemented by the Company in the fourth quarter of the Company's fiscal year ending September 29, 2001. The adoption of this SAB did not have a material effect on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. The Company will adopt SFAS No. 142 effective at the beginning of its fiscal year ending September 28, 2002. The Company does not anticipate that the adoption of SFAS No. 142 will change the nature or carrying amounts of its intangible assets. If these rules had applied to goodwill for fiscal 2001, the result would have been to increase fiscal 2001 pretax income by approximately $1.4 million and net income by approximately $1.0 million, or $.20 per diluted share.

RISKS

The Company derived approximately 38% of its fiscal 2001 revenues from two major customers. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on the Company.


FORWARD-LOOKING INFORMATION

THE ANNUAL REPORT TO SHAREHOLDERS INCLUDES FORWARD-LOOKING STATEMENTS. STATEMENTS THAT DESCRIBE FUTURE EXPECTATIONS, PLANS OR STRATEGIES ARE CONSIDERED "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE" AND OTHER EXPRESSIONS WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD AFFECT ACTUAL RESULTS INCLUDE, AMONG OTHERS, CHANGES IN CUSTOMERS' DEMAND FOR THE COMPANY'S PRODUCTS, INCLUDING SEASONAL CHANGES IN CUSTOMER ORDERS, CHANGES IN RAW MATERIAL COSTS, PRICING ACTIONS BY COMPETITORS, CONSOLIDATION AMONG CUSTOMERS AND COMPETITORS, SUCCESS IN THE INTEGRATION OF ACQUIRED BUSINESSES, UNANTICIPATED CHANGES IN OPERATING EXPENSES, CHANGES IN TECHNOLOGY, AND GENERAL CHANGES IN ECONOMIC CONDITIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS WILL PROVE TO BE ACCURATE. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE MADE AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY SUCH STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

                               COURIER CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                                                   ADDITIONS
                                                 BALANCE AT        CHARGED TO                                       BALANCE
                                                 BEGINNING         COSTS AND                         OTHER          AT END
                                                 OF PERIOD         EXPENSES       DEDUCTIONS      CHANGES (1)      OF PERIOD
                                                 ---------         ----------     ----------      -----------      ---------
Fiscal year ended September 29, 2001
     Allowance for uncollectible accounts        $ 1,391,000        $ 718,000      $ 145,000        $       -      $ 1,964,000

Fiscal year ended September 30, 2000
     Allowance for uncollectible accounts        $   937,000        $ 345,000      $ 141,000        $ 250,000      $ 1,391,000

Fiscal year ended September 25, 1999
     Allowance for uncollectible accounts        $ 1,078,000        $ 174,000      $ 315,000        $       -      $   937,000

(1)  Other changes reflects amount related to a business acquisition.