Form 10-Q
period 2001-12-29
COURIER CORP
filed 2002-02-12
CIK 25212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-7597

COURIER CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2502514 (I.R.S. Employer Identification No.)
15 Wellman Avenue North Chelmsford, Massachusetts (Address of principal executive offices)	01863 (Zip Code)

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

Yes /x/    No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2002
Common Stock, $1 par value	5,133,653 Shares

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 29, 2001	September 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$55	$173
Accounts receivable, less allowance for uncollectible accounts	31,590	33,806
Inventories (Note B)	23,442	22,140
Deferred income taxes	2,828	2,837
Other current assets	465	753

Total current assets	58,380	59,709
Property, plant and equipment, less accumulated depreciation: $90,383 at December 29, 2001 and $88,005 at September 29, 2001	43,991	44,932
Goodwill and other intangibles, net (Note A)	25,494	25,498
Prepublication costs	2,914	2,904
Other assets	575	572

Total assets	$131,354	$133,615

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 29, 2001	September 29, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$76	$76
Accounts payable	9,846	11,933
Accrued payroll	4,152	6,139
Accrued taxes	4,909	6,092
Other current liabilities	7,518	6,789

Total current liabilities	26,501	31,029
Long-term debt	16,482	16,501
Deferred income taxes	2,918	2,801
Other liabilities	2,649	2,959

Total liabilities	48,550	53,290

Stockholders' equity:
Preferred stock, $1 par value—authorized 1,000,000 shares; none issued
Common stock, $1 par value—authorized 6,000,000 shares; issued 5,445,000 shares	5,445	5,445
Additional paid-in capital	1,691	1,454
Retained earnings	79,054	76,944
Unearned compensation	(476)	(510)
Treasury stock, at cost: 321,000 shares at December 29, 2001 and 333,000 shares at September 29, 2001	(2,910)	(3,008)

Total stockholders' equity	82,804	80,325

Total liabilities and stockholders' equity	$131,354	$133,615

The accompanying notes are an integral part of the consolidated financial statements

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	Three Months Ended
	December 29, 2001	December 30, 2000
Net sales	$45,704	$54,190
Cost of sales	32,049	39,465

Gross profit	13,655	14,725
Selling and administrative expenses	9,564	10,055
Amortization of goodwill (Note A)	—	348
Interest expense	150	686
Other income (Note E)	—	(930)

Income before taxes	3,941	4,566
Provision for income taxes (Note C)	1,320	1,614

Net income	$2,621	$2,952

Net income per share (Note D):
Basic	$0.51	$0.59

Diluted	$0.50	$0.57

Cash dividends declared per share	$0.10	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	December 29, 2001	December 30, 2000
Operating Activities:
Net income	$2,621	$2,952
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	2,777	3,033
Deferred income taxes	126	127
Changes in assets and liabilities:
Accounts receivable	2,216	(1,259)
Inventory	(1,302)	229
Accounts payable	(2,087)	(6,613)
Accrued taxes	(1,183)	350
Other elements of working capital	(970)	(2,183)
Other, net	(47)	(1,766)

Cash provided from (used for) operating activities	2,151	(5,130)

Investment activities:
Capital expenditures	(1,460)	(1,251)
Prepublication costs	(382)	(408)
Proceeds from sale of assets (Note E)	—	1,340

Cash used for investment activities	(1,842)	(319)

Financing activities:
Scheduled long-term debt repayments	(19)	(88)
Increase in long-term borrowings	—	5,333
Cash dividends	(511)	(452)
Proceeds from stock plans	103	120

Cash provided from (used for) financing activities	(427)	4,913

Decrease in cash and cash equivalents	(118)	(536)
Cash and cash equivalents at the beginning of the period	173	562

Cash and cash equivalents at the end of the period	$55	$26

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Financial Statements

        The balance sheet as of December 29, 2001, the statements of income and the statements of cash flows for the three-month periods ended December 29, 2001 and December 30, 2000 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2001 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The balance sheet data as of September 29, 2001 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report for the year ended September 29, 2001.

  New Accounting Pronouncements

        Effective September 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. During the second quarter of fiscal 2002, the Company will complete the transitional impairment test as required by SFAS No. 142. The Company does not anticipate that, upon completion of the transitional impairment test, it will need to change the nature or carrying amounts of its intangible assets as a result of adopting this standard. If these rules had applied to goodwill for the first quarter of fiscal 2001, the result would have been to increase related pretax income by approximately $350,000 and net income by approximately $250,000, or $.05 per diluted share. As of December 29, 2001, "Goodwill and other intangibles, net" consists of goodwill of $25.4 million and other intangibles of $0.1 million; such goodwill has been allocated $9.3 million to the book manufacturing segment and $16.1 million to the specialty publishing segment.

        In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company adopted the provisions of EITF 00-10 in the fourth quarter of its fiscal year ended September 29, 2001. EITF 00-10 requires companies to classify as revenues shipping and handling fees billed to customers. Results of last year's first quarter have been reclassified to conform to the fiscal 2002 presentation. The impact of this adoption was to increase sales and cost of sales by approximately $900,000 in the first quarter of fiscal 2001 and thus had no impact on reported earnings.

B.    INVENTORIES

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 47% and 45% of the Company's inventories at December 29, 2001 and September 29, 2001, respectively. Other inventories are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

	(000's Omitted)
	December 29, 2001	September 29, 2001
Raw materials	$3,589	$2,573
Work in process	5,222	5,743
Finished goods	14,631	13,824

Total	$23,442	$22,140

C.    INCOME TAXES

        The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000's Omitted) Three Months Ended
	December 29, 2001	December 30, 2000
Federal taxes at statutory rates	$1,365	$1,566
State taxes, net of federal benefit	88	134
Goodwill amortization	—	43
Foreign sales corporation (FSC) export related income	(131)	(137)
Other	(2)	8

Total	$1,320	$1,614

D.    NET INCOME PER SHARE

        Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans. Prior year shares have been adjusted to reflect a three-for-two stock split effected in the form of a dividend distributed on August 31, 2001.

	(000's Omitted) Three Months Ended
	December 29, 2001	December 30, 2000
Average shares outstanding for basic	5,115	5,035
Effect of potentially dilutive shares	155	121

Average shares outstanding for diluted	5,270	5,156

E.    OTHER INCOME

        During the first quarter of fiscal 2001, the Company completed the sale of its Raymond, NH facility. In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million and approximately $0.6 million after tax, or $.11 per diluted share. Other income in the prior year also includes $49,000 of net rental income from this facility.

F.    BUSINESS SEGMENTS

        The Company has three business segments: full-service book manufacturing, customized education and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The customized education segment is comprised of Courier Custom Publishing, a provider of customized college coursepacks and textbooks. Prior year results for this segment also included The Home School, which ceased operations in March 2001 when substantially all of its assets were sold. The specialty publishing segment consists of Dover Publications, Inc., acquired by the Company in September 2000.

        In evaluating segment performance, management primarily focuses on income or loss before taxes and other income (see Note E). The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment. Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.

        The following table provides segment information for the three-month periods ended December 29, 2001 and December 30, 2000:

	(000's Omitted) Three Months Ended
	December 29, 2001	December 30, 2000
Net sales:
Book manufacturing	$38,277	$46,120
Customized education	90	422
Specialty publishing	8,544	8,569
Elimination of intersegment sales	(1,207)	(921)

Total company	$45,704	$54,190

Income (loss) before taxes:
Book manufacturing	$3,145	$3,845
Customized education	(134)	(351)
Specialty publishing	908	310
Elimination of intersegment profit	22	(168)
Other income	—	930

Total company	$3,941	$4,566

COURIER CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Results of Operations:

        Sales in the first quarter of fiscal 2002 were $45.7 million compared to $54.2 million in the corresponding period last year. Sales from the Company's book manufacturing segment were $38.3 million, a decrease of $7.8 million or 17% from the first quarter of fiscal 2001. Sales declines were experienced in all three of this segment's major markets. Sales to the religious market decreased by 8%, primarily as a result of delays in the manufacturing process related to the start up of a new press. The start-up issues have been mostly resolved and the order backlog increased by approximately 20% over last year, accordingly sales to this market are expected to accelerate during the second quarter. Sales to the education market decreased by 21% compared to last year's first quarter while sales to the specialty trade publishing market were also down by 24% for the same period. These declines in sales reflect the overall economic slowdown coupled with reductions in inventory levels at retailers, distributors and publishers. Sales from the specialty publishing segment, which is comprised of Dover Publications, Inc. ("Dover"), were $8.5 million in the first quarter of fiscal 2002, comparable to the first quarter of fiscal 2001. Last year's sales were helped by a large backlog. On a comparable year-to-year basis, Dover's orders were up 11% over last year. The Company's customized education segment, consisting of Courier Custom Publishing, had sales of $90,000 in the first quarter of fiscal 2002. Last year's first quarter sales were $422,000, which included revenues of approximately $250,000 for The Home School, which the Company divested in March 2001. Revenues from Courier Custom Publishing occur primarily in the second and fourth quarters of the Company's fiscal year.

        In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company adopted the provisions of EITF 00-10 in the fourth quarter of its fiscal year ended September 29, 2001. EITF 00-10 requires companies to classify as revenues shipping and handling fees billed to customers. Results of last year's first quarter have been reclassified to conform to the fiscal 2002 presentation. The impact of this adoption was to increase sales and cost of sales by approximately $900,000 in the first quarter of fiscal 2001 and thus had no impact on reported earnings.

        Gross profit decreased to $13.7 million in the first quarter compared to $14.7 million in the same period last year, but as a percentage of sales increased to 30% of sales from 27% of sales. Despite the decrease in sales of the book manufacturing segment in the first quarter compared to the same period last year, gross profit as a percentage of sales for this segment increased from 24% last year to 25% this year. This improvement was attributable to cost controls and increased productivity. The quarter was also impacted by start-up costs related to a new press which were partially offset by a pretax gain of approximately $200,000 on the sale of an old, unused press. In the specialty publishing segment, gross profit as percentage of sales increased to 47% in the first quarter from 46% in the corresponding period last year.

        Selling and administrative expenses decreased to $9.6 million in the first three months of fiscal 2002 from $10.1 million in the same period last year. As a percentage of sales, selling and administrative expenses were 21% in the first quarter of fiscal 2002 compared to 19% in the corresponding period last year. The decrease in spending reflects effective cost controls, lower travel costs and a reduction in the customized education segment due to the sale of The Home School assets in March 2001.

        Amortization of goodwill decreased by $348,000 from last year's first quarter, reflecting the Company's adoption, effective at the beginning of fiscal 2002, of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. If these rules had applied to goodwill for the first quarter of fiscal 2001, the result would have been to increase related pretax income by $348,000 and net income by approximately $250,000, or $.05 per diluted share.

        Interest expense was $150,000 in the first three months of fiscal 2002 compared to $686,000 in the same period of fiscal 2001, reflecting decreased average borrowings of approximately $20 million and a reduction in interest rates.

        During the first quarter of fiscal 2001, the Company completed the sale of its Raymond, NH facility. In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million and approximately $0.6 million after tax, or $.11 per diluted share. Other income in the prior year also includes $49,000 of net rental income from this facility.

        Pretax earnings from the book manufacturing segment decreased 18% to $3.1 million, or $.41 per diluted share, from $3.8 million, or $.49 per diluted share, in last year's first quarter reflecting the decline in sales. The first quarter of fiscal 2001 included goodwill amortization in this segment of approximately $130,000, or $.03 per diluted share. Pretax income in the specialty publishing segment was approximately $900,000, or $.11 per diluted share, compared to approximately $300,000, or $.04 per diluted share, in the first three months of fiscal 2001. Goodwill amortization in the prior year's first quarter accounted for approximately $200,000, or $.02 per diluted share, of this improvement. The Company's customized education segment reduced first quarter pretax earnings by $134,000, or $.02 per diluted share, compared to a reduction in pretax earnings of approximately $350,000, or $.05 per diluted share, for the same period last year. This improvement was primarily due to the sale of The Home School in March 2001.

        The Company's effective tax rate for the first quarter of fiscal 2002 was 33% compared to 35% for the same period last year due primarily to a lower effective state tax rate.

        Net income for the first quarter of fiscal 2002 was $2.6 million, or $.50 per diluted share, versus $3.0 million, or $.57 per diluted share, in the prior year. After adjusting net income in fiscal 2001 for the real estate gain and the adoption of the new accounting pronouncement on goodwill, net income was approximately $2.7 million, or $.51 per diluted share, in the first quarter last year. As reflected in the following table, results for the first quarter of fiscal 2002 was only slightly below last year's adjusted results for the corresponding period despite the 16% decrease in revenue.

	Net Income	Diluted EPS
Prior year as reported	$2,952,000	$.57
Gain from real estate sale	$(550,000)	$(.11)
Goodwill amortization	$250,000	$.05

Adjusted prior year results	$2,652,000	$.51

Current year results	$2,621,000	$.50

        For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 114,000 shares over last year's first quarter. The increase was largely due to options exercised under the Company's stock plans. Prior year shares have been adjusted to reflect a three-for-two stock split effected in the form of a dividend distributed on August 31, 2001.

Liquidity and Capital Resources:

        During the first quarter of fiscal 2002, operations provided approximately $2.2 million of cash. Net income was $2.6 million and depreciation and amortization were $2.8 million. Increases in working capital utilized approximately $3.3 million of cash.

        Investment activities in the first quarter of fiscal 2002 used approximately $1.8 million of cash. Capital expenditures were approximately $1.5 million for the first three months of fiscal 2002. For the entire fiscal year, capital expenditures are expected to approximate $9 million.

        Financing activities for the first quarter of fiscal 2002 used approximately $0.5 million of cash for dividends. At December 29, 2001, the Company's borrowings under its $60 million long-term revolving credit facility were $15.8 million, the same level as at September 29, 2001.

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

COURIER CORPORATION

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes from the information concerning the Company's "Quantitative and Qualitative Disclosures About Market Risk" as previously reported in the Company's Annual Report on Form 10-K for the year ended September 29, 2001.

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

COURIER CORPORATION
(Registrant)

Date: February 8, 2002	By:	/S/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer
Date: February 8, 2002	By:	/S/ ROBERT P. STORY, JR. Robert P. Story, Jr. Senior Vice President and Chief Financial Officer
Date: February 8, 2002	By:	/S/ PETER M. FOLGER Peter M. Folger Vice President and Chief Accounting Officer

QuickLinks

COURIER CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (Dollars in thousands)
COURIER CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (Dollars in thousands)
COURIER CORPORATION CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands except per share amounts)
COURIER CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)
COURIER CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
COURIER CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COURIER CORPORATION
PART II. OTHER INFORMATION
SIGNATURES
COURIER CORPORATION (Registrant)