Form 10-Q
period 2002-03-30
COURIER CORP
filed 2002-05-13
CIK 25212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-7597

COURIER CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2502514 (I.R.S. Employer Identification No.)
15 Wellman Avenue, North Chelmsford, Massachusetts (Address of principal executive offices)	01863 (Zip Code)

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

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at May 2, 2002 5,159,323 Shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Net sales	$48,503	$49,954	$94,207	$104,144
Cost of sales	33,977	36,532	66,026	75,997

Gross profit	14,526	13,422	28,181	28,147
Selling and administrative expenses	10,055	9,501	19,619	19,556
Amortization of goodwill (Note A)	—	344	—	692
Interest expense	163	619	313	1,305
Other income (Note E)	—	(300)	—	(1,230)

Income before taxes	4,308	3,258	8,249	7,824
Provision for income taxes (Note C)	1,443	1,125	2,763	2,739

Net income	$2,865	$2,133	$5,486	$5,085

Net income per share (Note D):
Basic	$0.56	$0.42	$1.07	$1.01

Diluted	$0.54	$0.41	$1.04	$0.98

Cash dividends declared per share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 30, 2002	September 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$41	$173
Accounts receivable, less allowance for uncollectible accounts	28,972	33,806
Inventories (Note B)	21,581	22,140
Deferred income taxes	2,819	2,837
Other current assets	289	753

Total current assets	53,702	59,709
Property, plant and equipment, less accumulated depreciation: $92,788 at March 30, 2002 and $88,005 at September 29, 2001	42,441	44,932
Goodwill and other intangibles, net (Note A)	25,490	25,498
Prepublication costs	3,001	2,904
Other assets	579	572

Total assets	$125,213	$133,615

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 30, 2002	September 29, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$76	$76
Accounts payable	9,189	11,933
Accrued payroll	5,101	6,139
Accrued taxes	4,020	6,092
Other current liabilities	6,317	6,789

Total current liabilities	24,703	31,029
Long-term debt	8,963	16,501
Deferred income taxes	3,036	2,801
Other liabilities	2,882	2,959

Total liabilities	39,584	53,290

Stockholders' equity:
Preferred stock, $1 par value—authorized 1,000,000 shares; none issued
Common stock, $1 par value—authorized 6,000,000 shares; issued 5,445,000 shares	5,445	5,445
Additional paid-in capital	1,924	1,454
Retained earnings	81,406	76,944
Unearned compensation	(445)	(510)
Treasury stock, at cost: 295,000 shares at March 30, 2002 and 333,000 shares at September 29, 2001	(2,701)	(3,008)

Total stockholders' equity	85,629	80,325

Total liabilities and stockholders' equity	$125,213	$133,615

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 30, 2002	March 31, 2001
Operating Activities:
Net income	$5,486	$5,085
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,565	6,119
Deferred income taxes	253	326
Changes in assets and liabilities:
Accounts receivable	4,834	4,300
Inventory	559	2,525
Accounts payable	(2,744)	(5,527)
Accrued taxes	(2,072)	(1,906)
Other elements of working capital	(1,046)	(2,747)
Other, net	222	(1,841)

Cash provided from operating activities	11,057	6,334

Investment activities:
Capital expenditures	(2,333)	(6,567)
Prepublication costs	(841)	(828)
Proceeds from sale of assets (Note E)	—	2,124

Cash used for investment activities	(3,174)	(5,271)

Financing activities:
Scheduled long-term debt repayments	(38)	(178)
Decrease in long-term borrowings	(7,500)	(750)
Cash dividends	(1,024)	(906)
Proceeds from stock plans	547	249

Cash used for financing activities	(8,015)	(1,585)

Decrease in cash and cash equivalents	(132)	(522)
Cash and cash equivalents at the beginning of the period	173	562

Cash and cash equivalents at the end of the period	$41	$40

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

        The balance sheet as of March 30, 2002, the statements of income for the three-month and six-month periods ended March 30, 2002 and March 31, 2001, and the statements of cash flows for the six-month periods ended March 30, 2002 and March 31, 2001 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2001 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("generally accepted accounting principles") have been condensed or omitted. The balance sheet data as of September 29, 2001 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report for the year ended September 29, 2001.

New Accounting Pronouncements

        Effective September 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The Company completed the transitional impairment test required by SFAS No. 142, during the second quarter of fiscal 2002, resulting in no change to the nature or carrying amounts of its intangible assets from the adoption of this standard. If these rules had applied to goodwill for fiscal year 2001, the result would have been to increase related pretax income by approximately $350,000 and $700,000 for the second quarter and the first half of fiscal 2001, respectively. The corresponding increase in net income after tax would have been approximately $250,000, or $.05 per diluted share in the second quarter of fiscal 2001 and $500,000, or $.10 per diluted share for the six months ended March 31, 2001. As of March 30, 2002, "Goodwill and other intangibles, net" consists of goodwill of $25.4 million and other intangibles of $0.1 million; such goodwill has been allocated $9.3 million to the book manufacturing segment and $16.1 million to the specialty publishing segment.

        In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company adopted the provisions of EITF 00-10 in the fourth quarter of its fiscal year ended September 29, 2001. EITF 00-10 requires companies to classify as revenues shipping and handling fees billed to customers. Results of last year's second quarter and first six months have been reclassified to conform to the fiscal 2002 presentation. The impact of this adoption was to increase both sales and cost of sales by approximately $0.9 million and $1.9 million in the second quarter and the first six months of fiscal 2001, respectively, and thus had no impact on reported earnings.

B. INVENTORIES

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 45% of the Company's inventories at both March 30, 2002 and

September 29, 2001. Other inventories are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

	(000's Omitted)
	March 30, 2002	September 29, 2001
Raw materials	$2,607	$2,573
Work in process	5,698	5,743
Finished goods	13,276	13,824

Total	$21,581	$22,140

C. INCOME TAXES

        The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000's Omitted)
	Quarter Ended		Six Months Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Federal taxes at statutory rates	$1,494	$1,123	$2,860	$2,689
State taxes, net of federal benefit	102	95	196	229
Goodwill amortization	—	43	—	86
Foreign sales corporation (FSC) export related income	(149)	(124)	(285)	(261)
Other	(4)	(12)	(8)	(4)

Total	$1,443	$1,125	$2,763	$2,739

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

	(000's Omitted)
	Quarter Ended		Six Months Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Average shares outstanding for basic	5,134	5,049	5,125	5,042
Effect of potentially dilutive shares	189	125	174	123

Average shares outstanding for diluted	5,323	5,174	5,299	5,165

E. OTHER INCOME

        In March 2001, the Company sold the assets of its subsidiary, The Home School, and ceased operating this business. The proceeds from the sale were $0.8 million resulting in a pretax gain of approximately $300,000 and an after-tax gain of approximately $200,000, or $.04 per diluted share.

        During the first quarter of fiscal 2001, the Company completed the sale of its Raymond, NH facility. In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million and approximately $0.6 million after tax, or $.10 per diluted share. Other income in the prior year also includes $49,000 of net rental income from this facility.

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

        The following table provides segment information for the three-month and six-month periods ended March 30, 2002 and March 31, 2001:

	(000's Omitted)
	Quarter Ended		Six Months Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Net sales:
Book manufacturing	$40,500	$43,683	$78,777	$89,803
Customized education	401	500	491	922
Specialty publishing	8,854	6,768	17,398	15,337
Elimination of intersegment sales	(1,252)	(997)	(2,459)	(1,918)

Total company	$48,503	$49,954	$94,207	$104,144

Income (loss) before taxes:
Book manufacturing	$3,635	$3,699	$6,780	$7,544
Customized education	(44)	(262)	(178)	(613)
Specialty publishing	901	(324)	1,809	(14)
Elimination of intersegment profit	(184)	(155)	(162)	(323)
Other income	—	300	—	1,230

Total company	$4,308	$3,258	$8,249	$7,824

Item 2.

COURIER CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates:

        The Company's consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to collectibility of accounts receivable, recovery of inventories, goodwill, prepublication costs and income taxes. Management bases its estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates. The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

        Accounts Receivable    Management performs ongoing credit evaluations of the Company's customers and adjusts credit limits based upon payment history and the customer's current credit worthiness. Collections and payments from customers are continuously monitored. A provision for estimated credit losses is determined based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Inventories    Management records a reserve for excess and obsolete inventory based primarily upon historical and forecasted product demand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        Goodwill    Effective September 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The Company evaluates possible impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company has completed the transitional impairment test required by SFAS No. 142 resulting in no change to the nature or carrying amounts of its intangible assets from adoption of this standard. Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

        Prepublication Costs    The Company capitalizes prepublication costs, consisting primarily of art and editorial costs incurred in the creation of a book or other media. Prepublication costs are amortized on a straight-line basis over a four-year period. Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand. Based upon this evaluation, adjustments may be required to amortization expense.

        Income Taxes    Income tax liabilities and assets are determined based upon the differences among the financial statement and tax bases of assets and liabilities, and taxes reported on the Company's tax returns. Changes in the recoverability of the Company's tax assets or audits by tax authorities could result in future charges or credits to income tax expense.

Results of Operations:

        Sales in the second quarter of fiscal 2002 were $48.5 million compared to $50.0 million in the corresponding period last year. Sales from the Company's book manufacturing segment were $40.5 million, a decrease of $3.2 million or 7% from the second quarter of fiscal 2001. Within this segment, sales to the religious market increased by 5% while sales to the educational market declined 4% and specialty trade market declined 18% compared to the prior year. The rate of decrease in these two markets was significantly improved from the previous quarter. The sales declines were the result of the slowdown in the economy and related cautiousness by publishers, distributors and retailers in managing their inventories. Sales from the specialty publishing segment, which is comprised of Dover Publications, Inc. ("Dover"), were $8.9 million in the second quarter of fiscal 2002, a 31% increase over the prior year period, partially due to a shift in last year's quarterly sales patterns. For the first six months of fiscal 2002, Dover's sales were up 13% from the first half of last year. The Company's customized education segment, consisting of Courier Custom Publishing, had sales of approximately $400,000 in the second quarter of fiscal 2002. Last year's second quarter sales were $500,000, which included revenues of approximately $120,000 for The Home School, which the Company divested in March 2001. Revenues from Courier Custom Publishing occur primarily in the second and fourth quarters of the Company's fiscal year.

        The Company adopted EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of its fiscal year ended September 29, 2001. The impact of the adoption of EITF 00-10 was to increase both sales and cost of sales by approximately $0.9 million and $1.9 million in the second quarter and the first half of fiscal 2001, respectively. It had no impact on net income.

        Gross profit increased to $14.5 million in the second quarter compared to $13.4 million in the same period last year, and as a percentage of sales increased to 30% of sales from 27% of sales. The increase in gross profit margin reflects improvements in both the book manufacturing and specialty publishing segments. In the book manufacturing segment, despite the decrease in second quarter sales, gross profit as a percentage of sales increased from 24% to 26% this year. This improvement was the result of tight cost controls and increased productivity attributed to new equipment installed in the last two years. In the specialty publishing segment, gross profit as percentage of sales increased to 48% in the second quarter from 46% in the corresponding period last year.

        Selling and administrative expenses increased to $10.1 million in the second quarter of fiscal 2002 from $9.5 million in the same period last year. As a percentage of sales, selling and administrative expenses were 21% in the second quarter of fiscal 2002 compared to 19% in the corresponding period last year. Within the specialty publishing segment, selling and administrative expenses of $3.1 million were 19% higher than the same period last year reflecting increased selling expenses such as commissions, as well as spending on e-commerce and other marketing programs. In the book manufacturing segment, selling and administrative expenses in the second quarter increased by 2% and, as a percent of sales, from 15% to 17%, largely due to the decrease in sales volume.

        Amortization of goodwill decreased by $344,000 from last year's second quarter, reflecting the Company's adoption, effective at the beginning of fiscal 2002, of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. If these rules had applied to goodwill for the second quarter of fiscal 2001, the result would have been to increase related pretax income by $344,000 and net income by approximately $250,000, or $.05 per diluted share.

        Interest expense was $163,000 in the second quarter of fiscal 2002 compared to $619,000 in the same period of fiscal 2001, reflecting decreased average borrowings of approximately $23 million, as well as a reduction in average interest rates from 6.4% last year to 2.3% this year.

        Other income in the second quarter of fiscal 2001 consisted of the gain on the sale of the assets of The Home School. The proceeds from the sale were $0.8 million resulting in a pretax gain of approximately $300,000 and an after-tax gain of approximately $200,000, or $.04 per diluted share.

        Second quarter pretax income from the book manufacturing segment was $3.6 million, down less than 2% compared to the prior year period, and net income per diluted share was $.46, the same as last year. The second quarter of fiscal 2001 included goodwill amortization in this segment of approximately $125,000, or $.03 per diluted share. Pretax income in the specialty publishing segment was approximately $900,000, or $.10 per diluted share, compared to a pretax loss of approximately $300,000, or $.04 per diluted share, in the second quarter of fiscal 2001. Goodwill amortization in the prior year's second quarter accounted for approximately $200,000, or $.02 per diluted share, of this improvement. Pretax losses in the customized education segment were approximately $40,000, breakeven on a per share basis, compared to a pretax loss of approximately $260,000, or $.03 per diluted share, for the same period last year. This improvement reflects the sale of The Home School operation in March 2001, as well as improvements this year in the remaining operation, Courier Custom Publishing.

        The Company's effective tax rate for the second quarter of fiscal 2002 was 33.5% compared to 34.5% for the same period last year due primarily to the impact of nondeductible goodwill amortization in the prior year.

        Net income for the second quarter of fiscal 2002 was $2.9 million, or $.54 per diluted share, versus $2.1 million, or $.41 per diluted share, in the prior year. After adjusting for the gain on the sale of The Home School assets and the adoption of the new accounting pronouncement on goodwill, net income was approximately $2.2 million, or $.42 per diluted share, in the second quarter last year. The following table reflects the impact to both the second quarter and the first six months of last year for the adoption of the new accounting pronouncement on goodwill amortization and the gains from The Home School and a real estate sale in fiscal 2001.

	Second Quarter		First Half
(dollars in thousands)	Net Income	Diluted EPS	Net Income	Diluted EPS
Prior year as reported	$2,133	$.41	$5,085	$.98
Gains from asset sales	(200)	(.04)	(750)	(.14)
Goodwill amortization	250.05		500.10

Adjusted prior year results	$2,183	$.42	$4,835	$.94

Current year results	$2,865	$.54	$5,486	$1.04

        For the first six months ended March 30, 2002, sales were $94.2 million, a decline of 10% from the first half of fiscal 2001. Net income for the first half of fiscal 2002 was $5.5 million, or $1.04 per diluted share, compared with the prior year's net income of $4.8 million, or $.94 per diluted share, after the adjustments reflected in the table above. In addition to the sale of The Home School, results for the first half of last year include the sale of the Company's Raymond, New Hampshire facility in the first quarter of fiscal 2001 (included in "gains from asset sales" in the table above). In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million and approximately $0.6 million after tax, or $.10 per diluted share.

        For the first half of fiscal 2002, book manufacturing segment sales were $78.8 million, 12% below the same period last year. For this segment, pretax income for the first six months was $6.8 million, or $.87 per diluted share compared with $7.5 million, or $.95 per diluted share, for the first half of fiscal

2001. Factors discussed for the quarter above similarly affected year-to-date results. The first half of this year was also impacted by start-up costs related to a new press, which were partially offset by a pretax gain of approximately $200,000 on the sale of an old, unused press. Within the specialty publishing segment, sales for the first six months of fiscal 2002 were $17.4 million, an increase of 13% over the corresponding period last year. Pretax income for the first half of this year was $1.8 million, or $.21 per diluted share, compared with breakeven results in the prior year period. For the first six months of fiscal 2002, sales in the customized education segment were $0.5 million compared with $0.9 million in the first half of fiscal 2001. The sale of The Home School in March 2001, as well as improvements in the remaining custom publishing operation resulted in a reduction in the pretax loss from this segment for the first six months of this year to $180,000, or $.02 per diluted share, compared to a loss of $610,000, or $.08 per diluted share in the first half of fiscal 2001.

        For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 150,000 shares over last year's second quarter. The increase was largely due to options exercised under the Company's stock plans. Prior year shares have been adjusted to reflect a three-for-two stock split effected in the form of a dividend distributed on August 31, 2001.

Liquidity and Capital Resources:

        During the first six months of fiscal 2002, operations provided approximately $11.1 million of cash. Net income was $5.5 million and depreciation and amortization were $5.6 million. Working capital did not change significantly in the first half of fiscal 2002.

        Investment activities in the first half of fiscal 2002 used approximately $3.2 million of cash. Capital expenditures were approximately $2.3 million and prepublication costs were approximately $0.8 million. For the entire fiscal year, capital expenditures are expected to approximate $8 million and prepublication costs are projected to be approximately $2 million.

        Financing activities for the first six months of fiscal 2002 used approximately $8.0 million of cash including a decrease in long-term borrowings of $7.5 million. Dividends utilized approximately $1.0 million of cash while proceeds from stock plans provided approximately $0.5 million of cash. At March 30, 2002, the Company's borrowings under its $60 million long-term revolving credit facility were approximately $8.3 million. The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2002.

        The following table summarizes the Company's contractual obligations and commitments to make future payments as well as its existing commercial commitments.

		Payments due by period
(dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Payments:
Long-Term Debt:
Revolving credit facility	$8,250		$8,250
Other long-term debt	$789	$76	$245	$176	$292
Operating Leases	$12,907	$3,652	$7,157	$1,763	$335
Other Commercial Commitments:
Standby letters of credit	$773
Purchase commitments	$1,193	$1,193

        The Company's $60 million long-term revolving credit facility bears interest at a floating rate. Therefore, the Company is exposed to market risk for changes in interest rates. At March 30, 2002 the interest rate in effect was 2.31%.

        The revolving credit facility matures in March 2004 and borrowings of $8.25 million are included in scheduled principal payments due in 2004.

        The standby letters of credit expire in December 2002.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the registrant was held on January 17, 2002. Following are the matters voted on at the meeting.

        Election of Directors    All nominees of the Board of Directors of the registrant were re-elected for a three-year term.

        Amendment to the Courier Corporation Articles of Organization    Stockholders voted to approve an amendment to the Courier Corporation Articles of Organization increasing the number of authorized shares of common stock. Votes were cast as follows: 4,455,484 votes for, 418,388 votes against and 4,978 abstained.

        Ratification/Approval of Accountants    Stockholders voted to ratify and approve the selection by the Board of Directors of Deloitte & Touche LLP as independent public accountants for the Corporation for the fiscal year ending September 28, 2002. Votes were cast as follows: 4,864,534 votes for, 12,125 votes against and 2,191 abstained.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description of Exhibit
3	Articles of Amendment of Courier Corporation (increasing number of shares of authorized Common Stock), as of January 17, 2002 (described in item #2 of the Company's Proxy Statement for the Annual Meeting of Stockholders held on January 17, 2002, and incorporated herein by reference).
  (b)
  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION (Registrant)

May 9, 2002 Date	/s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer
May 9, 2002 Date	/s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Senior Vice President and Chief Financial Officer
May 9, 2002 Date	/s/ PETER M. FOLGER Peter M. Folger Vice President and Chief Accounting Officer

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
PART II. OTHER INFORMATION
SIGNATURES