Form 10-Q
period 2002-06-29
COURIER CORP
filed 2002-08-13
CIK 25212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, $1 par value	5,178,712 Shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$51,793	$50,871	$146,000	$155,015
Cost of sales	36,045	35,651	102,071	111,648

Gross profit	15,748	15,220	43,929	43,367
Selling and administrative expenses	9,601	9,942	29,220	29,498
Amortization of goodwill (Note A)	—	327	—	1,019
Interest expense	86	389	399	1,694
Other income (Note E)	—	—	—	(1,230)

Income before taxes	6,061	4,562	14,310	12,386
Provision for income taxes (Note C)	1,981	1,596	4,744	4,335

Net income	$4,080	$2,966	$9,566	$8,051

Net income per share (Note D):
Basic	$0.79	$0.59	$1.86	$1.59

Diluted	$0.76	$0.57	$1.80	$1.55

Cash dividends declared per share	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 29, 2002	September 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$55	$173
Accounts receivable, less allowance for uncollectible accounts	28,220	33,806
Inventories (Note B)	22,131	22,140
Deferred income taxes	2,835	2,837
Other current assets	788	753

Total current assets	54,029	59,709
Property, plant and equipment, less accumulated depreciation: $95,133 at June 29, 2002 and $88,005 at September 29, 2001	41,645	44,932
Goodwill and other intangibles, net (Note A)	25,486	25,498
Prepublication costs	3,069	2,904
Other assets	610	572

Total assets	$124,839	$133,615

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 29, 2002	September 29, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$76	$76
Accounts payable	9,246	11,933
Accrued payroll	6,453	6,139
Accrued taxes	4,427	6,092
Other current liabilities	6,803	6,789

Total current liabilities	27,005	31,029
Long-term debt	1,194	16,501
Deferred income taxes	4,198	2,801
Other liabilities	3,022	2,959

Total liabilities	35,419	53,290

Stockholders' equity:
Preferred stock, $1 par value — authorized 1,000,000 shares; none issued
Common stock, $1 par value — authorized 6,000,000 shares; issued 5,445,000 shares	5,445	5,445
Additional paid-in capital	1,987	1,454
Retained earnings	84,969	76,944
Unearned compensation	(410)	(510)
Treasury stock, at cost: 274,000 shares at June 29, 2002 and 333,000 shares at September 29, 2001	(2,571)	(3,008)

Total stockholders' equity	89,420	80,325

Total liabilities and stockholders' equity	$124,839	$133,615

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 29, 2002	June 30, 2001
Operating Activities:
Net income	$9,566	$8,051
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	8,289	9,154
Deferred income taxes	1,399	387
Changes in assets and liabilities:
Accounts receivable	5,586	6,578
Inventory	9	1,314
Accounts payable	(2,687)	(6,760)
Accrued taxes	(1,665)	(1,230)
Other elements of working capital	293	(147)
Other, net	371	(1,755)

Cash provided from operating activities	21,161	15,592

Investment activities:
Capital expenditures	(3,887)	(10,267)
Prepublication costs	(1,282)	(1,190)
Proceeds from sale of assets (Note E)	—	2,124

Cash used for investment activities	(5,169)	(9,333)

Financing activities:
Scheduled long-term debt repayments	(57)	(270)
Decrease in long-term borrowings	(15,250)	(5,500)
Cash dividends	(1,541)	(1,361)
Proceeds from stock plans	738	366

Cash used for financing activities	(16,110)	(6,765)

Decrease in cash and cash equivalents	(118)	(506)
Cash and cash equivalents at the beginning of the period	173	562

Cash and cash equivalents at the end of the period	$55	$56

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

        The balance sheet as of June 29, 2002, the statements of income for the three-month and nine-month periods ended June 29, 2002 and June 30, 2001, and the statements of cash flows for the nine-month periods ended June 29, 2002 and June 30, 2001 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2001 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

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

New Accounting Pronouncements

        Effective September 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The Company completed the transitional impairment test required by SFAS No. 142 during the second quarter of fiscal 2002, resulting in no change to the nature or carrying amounts of its intangible assets from the adoption of this standard. If these rules had applied to goodwill for fiscal year 2001, the result would have been to increase related pretax income by approximately $325,000 and $1,025,000 for the third quarter and the first nine months of fiscal 2001, respectively. The corresponding increase in net income would have been approximately $250,000, or $.05 per diluted share, in the third quarter of fiscal 2001 and $750,000, or $.14 per diluted share, for the nine months ended June 30, 2001. As of June 29, 2002, "Goodwill and other intangibles, net" consists of goodwill of $25.4 million and other intangibles of $0.1 million; such goodwill has been allocated $9.3 million to the book manufacturing segment and $16.1 million to the specialty publishing segment.

        In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company adopted the provisions of EITF 00-10 in the fourth quarter of its fiscal year ended September 29, 2001. EITF 00-10 requires companies to classify as revenues shipping and handling fees billed to customers. Results of last year's third quarter and first nine months have been reclassified to conform to the fiscal 2002 presentation. The impact of this adoption was to increase both sales and cost of sales by approximately $1.0 million and $2.9 million in the third quarter and the first nine months of fiscal 2001, respectively, and thus had no impact on reported earnings.

B.    INVENTORIES

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 45% of the Company's inventories at both June 29, 2002 and

September 29, 2001. Other inventories are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

	June 29, 2002	September 29, 2001
	(000's Omitted)
Raw materials	$3,097	$2,573
Work in process	5,523	5,743
Finished goods	13,511	13,824

Total	$22,131	$22,140

C.    INCOME TAXES

        The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	Quarter Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(000's Omitted)
Federal taxes at statutory rates	$2,060	$1,563	$4,899	$4,252
State taxes, net of federal benefit	137	136	327	365
Goodwill amortization	—	43	—	130
Foreign sales corporation (FSC) export related income	(243)	(178)	(523)	(439)
Other	27	32	41	27

Total	$1,981	$1,596	$4,744	$4,335

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

	Quarter Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(000's Omitted)
Average shares outstanding for basic	5,161	5,060	5,137	5,048
Effect of potentially dilutive shares	195	160	183	138

Average shares outstanding for diluted	5,356	5,220	5,320	5,186

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

        The following table provides segment information for the three-month and nine-month periods ended June 29, 2002 and June 30, 2001:

	Quarter Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(000's Omitted)
Net sales:
Book manufacturing	$44,699	$43,811	$123,476	$133,614
Customized education	125	95	616	1,017
Specialty publishing	8,487	8,000	25,885	23,337
Elimination of intersegment sales	(1,518)	(1,035)	(3,977)	(2,953)

Total company	$51,793	$50,871	$146,000	$155,015

Income (loss) before taxes:
Book manufacturing	$5,411	$4,607	$12,191	$12,151
Customized education	(111)	(209)	(289)	(822)
Specialty publishing	904	377	2,713	363
Elimination of intersegment profit	(143)	(213)	(305)	(536)
Other income	—	—	—	1,230

Total company	$6,061	$4,562	$14,310	$12,386

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

        Inventories    Management records a reserve for excess and obsolete inventory based primarily upon historical and forecasted product demand. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

Results of Operations:

        Sales in the third quarter of fiscal 2002 were $51.8 million, up 2% from $50.9 million in the corresponding period last year. Sales from the Company's book manufacturing segment were $44.7 million, also up 2% from the third quarter of fiscal 2001. Within this segment, sales to the religious market increased by 22% compared to the prior year, reflecting higher order levels and elimination of backlogs associated with the installation of a new press earlier in the year. For the first nine months of fiscal 2002, sales in this market were up 6% which is more in line with historical growth rates. Sales to the educational market rose by 2% over the prior year's third quarter after a 13% decline in sales in the first half of the year. The earlier decline in sales was attributed to the slowdown in the economy and related cautiousness by publishers, distributors and retailers in managing their inventories. Sales to the specialty trade market remained below fiscal 2001 levels in the third quarter, however, the 16% decrease in this market improved from the 22% decline experienced in the first half of the year. Sales from the Company's specialty publishing segment, which is comprised of Dover Publications, Inc. ("Dover"), were $8.5 million in the third quarter of fiscal 2002, a 6% increase over the prior year period, partially due to a shift in last year's quarterly sales patterns, as similarly indicated in the second quarter when sales were up 31%. For the first nine months of fiscal 2002, Dover's sales were up 11% from the corresponding period last year. The Company's customized education segment, consisting of Courier Custom Publishing, had sales of approximately $125,000 in the third quarter of fiscal 2002 compared to approximately $95,000 last year. Revenues from this segment occur primarily in the second and fourth quarters of the Company's fiscal year.

        The Company adopted EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of its fiscal year ended September 29, 2001. The impact of the adoption of EITF 00-10 was to increase both sales and cost of sales by approximately $1.0 million and $2.9 million in the third quarter and the first nine months of fiscal 2001, respectively. It had no impact on net income.

        Gross profit increased to $15.7 million in the third quarter compared to $15.2 million in the same period last year, and, as a percentage of sales, remained at 30% of sales. Within the book manufacturing segment, gross profit in the third quarter of 27% of sales was comparable to the prior year's third quarter and improved from 25% and 26% in the first and second quarters, respectively. The year to date improvement reflects tighter cost controls and gains in productivity. Gross profit as a percent of sales in the specialty publishing segment was 47%, comparable to the same period last year.

        Selling and administrative expenses decreased to $9.6 million in the third quarter of fiscal 2002 from $9.9 million in the same period last year, largely due to tighter cost controls. As a percentage of sales, selling and administrative expenses were 19% in the third quarter of fiscal 2002 compared to 20% in the corresponding period last year. Within the book manufacturing segment, selling and administrative expenses in the third quarter decreased by 7% and, as a percent of sales, decreased to 15% from 16%. In the specialty publishing segment, selling and administrative expenses of $2.9 million were 7% higher than the same period last year reflecting increased selling expenses such as commissions, as well as spending on e-commerce and other marketing programs.

        Amortization of goodwill decreased by $327,000 from last year's third quarter, reflecting the Company's adoption, effective at the beginning of fiscal 2002, of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. If these rules had applied to goodwill for the third quarter of fiscal 2001, the result would have been to increase related pretax income by $327,000 and net income by approximately $250,000, or $.05 per diluted share.

        Interest expense was $86,000 in the third quarter of fiscal 2002 compared to $389,000 in the same period of fiscal 2001, reflecting decreased average borrowings of approximately $22 million, as well as a reduction in average interest rates from 5.1% last year to 2.3% this year.

        Third quarter pretax income from the book manufacturing segment was $5.4 million, up 17% compared to the prior year period, and net income per diluted share was $.68, also an increase of 17% over last year. The third quarter of fiscal 2001 included goodwill amortization in this segment of approximately $125,000, or $.025 per diluted share. Pretax income in the specialty publishing segment was approximately $900,000, or $.11 per diluted share, compared to $377,000, or $.04 per diluted share, in the third quarter of fiscal 2001. Goodwill amortization in the prior year's third quarter accounted for approximately $200,000, or $.025 per diluted share, of this improvement. Pretax losses in the customized education segment were approximately $110,000, or $.01 per diluted share, compared to a loss of approximately $210,000, or $.03 per diluted share, for the same period last year. This improvement reflects an improving sales mix and a reduction in costs for Courier Custom Publishing.

        The Company's effective tax rate for the third quarter of fiscal 2002 was 33% compared to 35% for the same period last year due to the impact of nondeductible goodwill amortization in the prior year.

        Net income for the third quarter of fiscal 2002 was $4.1 million, or $.76 per diluted share, versus $3.0 million, or $.57 per diluted share, in the prior year. After adjusting for the adoption of the new accounting pronouncement on goodwill, net income was approximately $3.2 million, or $.62 per diluted share, in the third quarter last year. The following table reflects the impact to both the third quarter and the first nine months of last year for the adoption of the new accounting pronouncement on goodwill amortization and the gains from the sale of The Home School and a real estate sale in fiscal 2001.

	Third Quarter		First Nine Months
(dollars in thousands)	Net Income	Diluted EPS	Net Income	Diluted EPS
Prior year as reported	$2,966	$.57	$8,051	$1 .55
Gains from asset sales	—	—	(750)	(.14)
Goodwill amortization	250.05		750.14

Adjusted prior year results	$3,216	$.62	$8,051	$1.55

Current year results	$4,080	$.76	$9,566	$1.80

        For the first nine months ended June 29, 2002, sales were $146 million, a decline of 6% from the corresponding period in fiscal 2001. Net income for the first nine months of fiscal 2002 was $9.6 million, or $1.80 per diluted share, up 19% from the prior year's net income of $8.1 million, or $1.55 per diluted share, after the adjustments reflected in the table above. "Gains from asset sales" in the table above includes the sale of the Company's Raymond, New Hampshire facility in the first quarter of fiscal 2001. In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million and approximately $0.6 million after tax, or $.10 per diluted share. Proceeds from the sale of the assets of The Home School in the second quarter of fiscal 2001 were $0.8 million resulting in a pretax gain of approximately $300,000 and an after-tax gain of approximately $200,000, or $.04 per diluted share.

        For the first nine months of fiscal 2002, book manufacturing segment sales were $123.5 million, 8% below the same period last year. For this segment, pretax income for the first nine months was $12.2 million, comparable to the same period last year. On a per share basis, earnings were $1.55 per diluted share compared with $1.53 per diluted share for the first nine months of fiscal 2001. Factors discussed for the quarter above similarly affected year-to-date results. The first nine months of this year were also impacted by start-up costs related to a new press, which were partially offset by a pretax gain of approximately $200,000 on the sale of an old, unused press. The first nine months of fiscal 2001 included goodwill amortization in this segment of approximately $380,000, or $.07 per diluted share.

Within the specialty publishing segment, sales for the first nine months of fiscal 2002 were $25.9 million, an increase of 11% over the corresponding period last year. Pretax income year to date was $2.7 million, or $.32 per diluted share, compared with $0.4 million, or $.04 per diluted share, in the prior year period. The first nine months of fiscal 2001 included goodwill amortization in this segment of approximately $600,000, or $.07 per diluted share. For the first nine months of fiscal 2002, sales in the customized education segment were $0.6 million compared with $1.0 million in the corresponding period last year. The sale of The Home School in March 2001, as well as improvements in the remaining custom publishing operation, resulted in a reduction in the pretax loss from this segment for the first nine months of this year to $0.3 million, or $.03 per diluted share, compared to a loss of $0.8 million, or $.10 per diluted share, in the same period of fiscal 2001.

        For purposes of computing diluted net income per share, weighted average shares outstanding increased by approximately 135,000 shares over last year's third quarter. The increase was largely due to options exercised under the Company's stock plans. Prior year shares have been adjusted to reflect a three-for-two stock split effected in the form of a dividend distributed on August 31, 2001.

Liquidity and Capital Resources:

        During the first nine months of fiscal 2002, operations provided approximately $21.2 million of cash. Net income was $9.6 million, depreciation and amortization were $8.3 million, and deferred income taxes were approximately $1.4 million. Working capital reductions provided approximately $1.5 million of cash, primarily from a decrease of approximately $5.6 million in accounts receivable, offset by decreases of approximately $2.7 million in accounts payable and $1.7 million in accrued taxes.

        Investment activities in the first nine months of fiscal 2002 used approximately $5.2 million of cash. Capital expenditures were approximately $3.9 million and prepublication costs were approximately $1.3 million. For the entire fiscal year, capital expenditures are expected to be approximately $5 million to $6 million and prepublication costs are projected to be approximately $2 million.

        Financing activities for the first nine months of fiscal 2002 used approximately $16.1 million of cash including a decrease in long-term borrowings of $15.3 million. Dividends utilized approximately $1.5 million of cash while proceeds from stock plans provided approximately $0.7 million of cash. At June 29, 2002, the Company's borrowings under its $60 million long-term revolving credit facility were $0.5 million. The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2002.

        The following table summarizes the Company's contractual obligations and commitments to make future payments as well as its existing commercial commitments.

		Payments due by period
(dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Payments:
Long-Term Debt:
Revolving credit facility	$500		$500
Other long-term debt	$770	$76	$247	$177	$270
Operating Leases	$11,969	$3,565	$6,544	$1,692	$168
Other Commercial Commitments:
Standby letters of credit	$773
Purchase commitments	$1,065	$1,065

        The Company's $60 million long-term revolving credit facility bears interest at a floating rate. Therefore, the Company is exposed to market risk for changes in interest rates. At June 29, 2002, the interest rate in effect was 2.31%.

        The Company recently extended the maturity date of the revolving credit facility to March 2005. Borrowings of $0.5 million are included in scheduled principal payments due in 2005.

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

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description of Exhibit
10	Amendment, dated May 20, 2002, to Note Agreement between Courier Corporation, Citizens Bank of Massachusetts, Fleet National Bank, KeyBank National Association and Sovereign Bank, providing for a $60 million revolving credit facility.
  (b)
  Reports on Form 8-K

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION (Registrant)
August 13, 2002 Date	By:	/s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer
August 13, 2002 Date	By:	/s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Senior Vice President and Chief Financial Officer
August 13, 2002 Date	By:	/s/ PETER M. FOLGER Peter M. Folger Vice President and Chief Accounting Officer

CERTIFICATIONS

        The undersigned officer of Courier Corporation (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended June 29, 2002, as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

August 13, 2002 Date	By:	/s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer

        The undersigned officer of Courier Corporation (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended June 29, 2002, as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

August 13, 2002 Date	By:	/s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Senior Vice President and Chief Financial Officer

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
CERTIFICATIONS