Form 10-K
period 2002-09-28
COURIER CORP
filed 2002-12-06
CIK 25212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2002
OR
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
Common Stock, $1 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter.

Common Stock, $1 par value—$129,579,285

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 22, 2002

Common Stock, $1 par value—5,213,867

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on January 16, 2003 (Part III).

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

        The book manufacturing segment focuses on streamlining and enhancing the process of bringing books from the point of creation to the point of use. Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from content management, prepress and production through storage and distribution. Courier's principal markets are religious, educational and specialty trade books with products including Bibles, educational texts and consumer books. Revenues from this segment accounted for approximately 84% of Courier's consolidated revenues in fiscal 2002.

        The customized education segment responds to the need for greater choice in education. Courier Custom Publishing offers solutions that enable educators to provide students with customized teaching materials including multi-publisher custom books as well as out-of-print book reproductions and books authored by professors. Revenues in this segment accounted for less than 1% of consolidated revenues in fiscal 2002.

        The specialty publishing segment consists of Dover Publications, Inc. ("Dover"), acquired by Courier on September 22, 2000. Dover publishes over 8,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from musical scores to typographical fonts. Revenues in this segment were approximately 18% of consolidated sales in fiscal 2002.

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

        Courier's book manufacturing sales force of 18 people is responsible for all of the Company's sales to almost 500 book-manufacturing customers. Courier's salespeople operate out of sales offices located in New York, Chicago, Philadelphia, Hayward, California, North Chelmsford, Massachusetts and North Bergen and North Caldwell, New Jersey.

        Sales to The Gideons International aggregated approximately 26% of consolidated sales in fiscal 2002, 25% in fiscal 2001 and 26% in fiscal 2000. Sales to Pearson plc aggregated approximately 15% of fiscal 2002 consolidated sales, 13% in fiscal 2001 and 17% in fiscal 2000. The loss of either of these customers would have a material adverse effect on the Company. No other customer accounted for more than 10% of fiscal 2002 consolidated sales. The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 21% in fiscal 2002, 19% in fiscal 2001 and 18% in fiscal 2000.

        All phases of Courier's business are highly competitive. The printing industry, exclusive of newspapers, includes approximately 45,000 establishments. While most of these establishments are relatively small, several of the Company's competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier. In recent years, consolidation of both customers and competitors within the Company's markets has increased pricing pressures. The major competitive factors in Courier's book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity, related services and technology support.

CUSTOMIZED EDUCATION SEGMENT

        Courier Custom Publishing specializes in providing custom books for college professors who have created personally tailored curriculum that precisely matches the needs of their courses. These custom books range from reading anthologies, combining materials from multiple sources, to out-of-print books to self-authored original teaching materials. Courier obtains copyright permissions from the publishers or authors and prepares electronic masters from which these custom books are produced.

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

SPECIALTY BOOK PUBLISHING SEGMENT

        Dover, acquired by the Company in September 2000, is a publisher of books in over 30 specialty categories, including fine and commercial arts, children's books, crafts, musical scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift Editions. In 2002, a new line of scholarly hardcover books valuable to scientists and mathematicians was launched under the name of Dover Phoenix Editions.

        Dover sells its products through most American bookstore chains, independent booksellers, children's stores, craft stores and gift shops, as well as a diverse range of distributors around the world. Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and, since 2001, over the Internet at www.doverpublications.com. Dover mails its proprietary catalogs to over 500,000 consumers. In 2002, Dover launched www.DoverDirect.com, which is a business-to-business site for its retailers and distributors.

        The publishing market is comprised of approximately 63,000 publishers, which is double the number in 1990. Many of these publishers are very small, but a few are much larger than Dover or are part of organizations that are much larger. In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and new web-based publishing businesses starting up, which compete in the specialty book publishing market, including publishing of electronic books. Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.

MATERIALS AND SUPPLIES

        Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements. Many of Courier's book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production. Dover purchases a significant portion of its books from Courier's book manufacturing operations. During fiscal year 2002, paper prices decreased slightly.

ENVIRONMENTAL REGULATIONS

        The Company's operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination. The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations. No significant expenditures for this purpose are anticipated in fiscal 2003. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company's earnings or competitive position.

EMPLOYEES

        The Company employed 1,455 persons at September 28, 2002 compared to 1,504 a year ago.

OTHER

        Courier's overall business is not significantly seasonal in nature, although demand is normally highest in the Company's fourth quarter. Educational publishers in the book manufacturing segment, the customized education segment's products and services, and Dover's business all contribute to this higher fourth quarter demand. There is no portion of Courier's business subject to cancellation of government contracts or renegotiation of profits.

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

        The Company makes available free of charge copies of its Annual Report on Form 10-K, as well as all other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, via the Internet at www.courier.com or upon written request to Robert P. Story, Jr., Senior Vice President and Chief Financial Officer, Courier Corporation, 15 Wellman Avenue, North Chelmsford, MA 01863.

Item 2.    Properties.

REAL PROPERTIES

        The following schedule lists the facilities owned or leased by Courier at September 28, 2002. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

Principal Activity and Location (Year Constructed)	Owned/ Leased	Sq. Ft.
Corporate headquarters and executive offices
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)	Owned	593,000	(2)
Kendallville plant, Kendallville, IN (1978)	Owned	155,000
National plant, Philadelphia, PA (1975, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000
Book-mart plant, North Bergen, NJ (1917, 1935, 1997)	Leased	75,000
Dover offices and warehouses
Mineola, New York (1948-1981)	Leased	106,000
New Hyde Park, NY (1949-1969)	Leased	78,000

(1)
Also houses Courier Custom Publishing as well as warehousing and end-user fulfillment operations supporting the book manufacturing segment.

(2)
The Company is continuing its efforts to sell the old, unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA. This area encompasses approximately 200,000 square feet.

EQUIPMENT

        The Company's products are manufactured on equipment that in most cases is owned by the Company, although it leases computers, image setters and other electronic prepress equipment which are subject to more rapid obsolescence. In addition, it leases two printing presses where the lessor holds title. Capital expenditures amounted to approximately $4.9 million in 2002, $12.8 million in 2001 and $16.3 million in 2000. Capital expenditures in fiscal 2002 were primarily for factory automation equipment to improve productivity. Fiscal 2003 capital expenditures are expected to be approximately $10 to $12 million. Courier considers its equipment to be in good operating condition and adequate for its present needs.

ENCUMBRANCES AND RENTAL OBLIGATIONS

        For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements on pages F-10 and F-11 of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note E of Notes to Consolidated Financial Statements, which appears on page F-11 of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

        In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the quarter ended September 28, 2002.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required by this Item is contained in the section captioned "Management's Discussion and Analysis" on pages F-22 through F-27 of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A of Notes to Consolidated Financial Statements, which appears on pages F-7 through F-9 of this Annual Report on Form 10-K. The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds. The Company's revolving bank credit facility bears interest at a floating rate. There were no borrowings under this facility at September 28, 2002.

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

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Courier's executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	50	Chairman, President and Chief Executive Officer
George Q. Nichols	73	Corporate Senior Vice President and Chairman of National Publishing Company
Robert P. Story, Jr.	51	Senior Vice President and Chief Financial Officer
Peter M. Folger	49	Vice President and Controller
Peter D. Tobin	47	Corporate Vice President and Executive Vice President of Courier Companies and National Publishing Company

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

        Mr. Nichols became an executive officer of Courier in June 1989. He was elected a Director of the Company in March 1995 and became Senior Vice President of the Company in November 1996. He became Chairman of National Publishing Company in December 1999. He had previously been President of National Publishing Company since 1976.

        Mr. Story became Senior Vice President and Chief Financial Officer in April 1989. He joined Courier in November 1986 as Vice President and Treasurer. He was elected a Director of the Company in February 1995.

        Mr. Folger has been Controller since 1982 and became Vice President in November 1992.

        Mr. Tobin became Vice President of Courier Corporation and Executive Vice President of Courier Companies in October 2000, and Executive Vice President of National Publishing Company in March 2002. He joined Courier Companies as National Sales Manager in 1994 and became Vice President of Sales and Marketing in 1997.

        All other information called for by Item 10 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 16, 2003. Such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information called for by Item 11 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 16, 2003. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The following equity compensation plan information is as of September 28, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	360,559	$20.01	327,360
Equity compensation plans not approved by security holders	—	—	—
Total	360,559	$20.01	327,360
(1)
86,541 shares of these 327,360 shares were reserved for future issuance under the Company's Employee Stock Purchase Plan.

        All other information called for by Item 12 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 16, 2003. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        Information called for by Item 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 16, 2003. Such information is incorporated herein by reference.

Item 14.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in internal controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents filed as part of this report

Page(s)
1.	Financial statements
	•	Independent Auditors' Report	F-1
	•	Consolidated Statements of Income for each of the three years in the period ended September 28, 2002	F-2
	•	Consolidated Balance Sheets as of September 28, 2002 and September 29, 2001	F-3 to F-4
	•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 28, 2002	F-5
	•	Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended September 28, 2002	F-6
	•	Notes to Consolidated Financial Statements	F-7 to F-19
2.	Financial statement schedule
		Schedule II—Consolidated Valuation and Qualifying Accounts	S-1

3.	Exhibits
Exhibit No.	Description of Exhibit
3A-1	Articles of Organization of Courier Corporation, as of June 29, 1972 (filed as Exhibit 3A-1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1981, and incorporated herein by reference).
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
3A-9
Articles of Amendment of Courier Corporation (increasing number of shares of authorized Common Stock), as of January 17, 2002 (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference).
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
10I-3+
Amendment, as of November 9, 2000, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10I-3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, and incorporated herein by reference).
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
10J-8
Amendment, dated March 31, 2001, to Note Agreement between Courier Corporation, Citizens Bank of Massachusetts, Fleet National Bank, and KeyBank National Association, providing for a $60 million revolving credit facility (filed as Exhibit 10J-8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, and incorporated herein by reference).
10J-9
Amendment, dated May 20, 2002, to Note Agreement between Courier Corporation, Citizens Bank of Massachusetts, Fleet National Bank, KeyBank National Association and Sovereign Bank, providing for a $60 million revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002, and incorporated herein by reference).
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

(b)  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 5, 2002.

COURIER CORPORATION
By:	/s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer
By:	/s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Senior Vice President and Chief Financial Officer
By:	/s/ PETER M. FOLGER Peter M. Folger Vice President and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 5, 2002.

/s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer	/s/ ARNOLD S. LERNER Arnold S. Lerner Director
/s/ KATHLEEN FOLEY CURLEY Kathleen Foley Curley Director	/s/ GEORGE Q. NICHOLS George Q. Nichols Director
/s/ RICHARD K. DONAHUE Richard K. Donahue Director	/s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Director
/s/ EDWARD J. HOFF Edward J. Hoff Director	/s/ W. NICHOLAS THORNDIKE W. Nicholas Thorndike Director

CERTIFICATION

I, James F. Conway III, certify that:

1.
I have reviewed this annual report on Form 10-K of Courier Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 5, 2002 Date	By:	/s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer

CERTIFICATION

I, Robert P. Story, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Courier Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 5, 2002 Date	By:	/s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Senior Vice President and Chief Financial Officer

CERTIFICATIONS
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906
Of the Sarbanes-Oxley Act of 2002

The undersigned officer of Courier Corporation (the "Company") hereby certifies that the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

December 5, 2002 Date	By:	/s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer

        The undersigned officer of Courier Corporation (the "Company") hereby certifies that the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

December 5, 2002 Date	By:	/s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Senior Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Courier Corporation, North Chelmsford, MA:

        We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the "Company") as of September 28, 2002 and September 29, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2002 and September 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Boston, Massachusetts November 7, 2002

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	September 28, 2002	September 29, 2001	September 30, 2000
Net sales (Note A)	$202,184,000	$211,943,000	$192,226,000
Cost of sales	137,991,000	150,572,000	144,132,000

Gross profit	64,193,000	61,371,000	48,094,000
Selling and administrative expenses	39,602,000	39,258,000	31,406,000
Amortization of goodwill (Note A)	—	1,410,000	596,000
Interest expense	480,000	1,899,000	325,000
Other income (Note J)	—	(1,230,000)	(119,000)

Income before taxes	24,111,000	20,034,000	15,886,000
Provision for income taxes (Note C)	7,936,000	6,817,000	5,249,000

Net income	$16,175,000	$13,217,000	$10,637,000

Net income per share (Notes A and K):
Basic	$3.14	$2.61	$2.16
Diluted	$3.04	$2.54	$2.10
Cash dividends declared per share	$0.40	$0.36	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 28, 2002	September 29, 2001
ASSETS
Current assets:
Cash and cash equivalents (Note A)	$5,630,000	$173,000
Accounts receivable, less allowance for uncollectible accounts of $2,292,000 in 2002 and $1,964,000 in 2001 (Note A)	30,892,000	33,806,000
Inventories (Note B)	21,412,000	22,140,000
Deferred income taxes (Note C)	3,163,000	2,837,000
Other current assets	625,000	753,000

Total current assets	61,722,000	59,709,000
Property, plant and equipment (Note A):
Land	1,059,000	1,059,000
Buildings and improvements	22,338,000	22,007,000
Favorable building lease	2,816,000	2,816,000
Machinery and equipment	109,075,000	103,205,000
Furniture and fixtures	1,658,000	1,561,000
Construction in progress	487,000	2,289,000

	137,433,000	132,937,000
Less-Accumulated depreciation and amortization	(96,813,000)	(88,005,000)

Property, plant and equipment, net	40,620,000	44,932,000
Goodwill and other intangibles, net (Notes A and H)	25,483,000	25,498,000
Prepublication costs (Note A)	3,219,000	2,904,000
Other assets	614,000	572,000

Total assets	$131,658,000	$133,615,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 28, 2002	September 29, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$78,000	$76,000
Accounts payable (Note A)	6,708,000	11,933,000
Accrued payroll	7,642,000	6,652,000
Accrued taxes	6,965,000	6,092,000
Other current liabilities	6,362,000	6,789,000

Total current liabilities	27,755,000	31,542,000
Long-term debt (Notes A and D)	674,000	16,501,000
Deferred income taxes (Note C)	4,658,000	2,801,000
Other liabilities	2,652,000	2,446,000

Total liabilities	35,739,000	53,290,000

Commitments and contingencies (Note E)
Stockholders' equity (Notes A and F):
Preferred stock, $1 par value—authorized 1,000,000 shares; none issued
Common stock, $1 par value—authorized 18,000,000 shares; issued 5,445,000 shares; outstanding 5,215,000 shares in 2002 and 5,112,000 shares in 2001	5,445,000	5,445,000
Additional paid-in capital	2,246,000	1,454,000
Retained earnings	91,061,000	76,944,000
Unearned compensation	(509,000)	(510,000)
Treasury stock, at cost: 230,000 shares in 2002 and 333,000 shares in 2001	(2,324,000)	(3,008,000)

Total stockholders' equity	95,919,000	80,325,000

Total liabilities and stockholders' equity	$131,658,000	$133,615,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 28, 2002	September 29, 2001	September 30, 2000
Operating Activities:
Net income	$16,175,000	$13,217,000	$10,637,000
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	10,687,000	11,796,000	8,062,000
Deferred income taxes (Note C)	1,531,000	79,000	(893,000)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,914,000	5,530,000	(2,639,000)
Inventory	728,000	5,281,000	(1,300,000)
Accounts payable	(5,225,000)	(5,615,000)	5,298,000
Accrued taxes	873,000	789,000	(31,000)
Other elements of working capital	691,000	(610,000)	2,829,000
Other, net	592,000	(2,375,000)	557,000

Cash provided from operating activities	28,966,000	28,092,000	22,520,000

Investment Activities:
Business acquisitions, net of cash (Note H)	—	—	(38,571,000)
Capital expenditures	(4,918,000)	(12,841,000)	(16,347,000)
Prepublication costs (Note A)	(1,821,000)	(1,415,000)	—
Proceeds from sale of assets (Note J)	—	2,124,000	—

Cash used for investment activities	(6,739,000)	(12,132,000)	(54,918,000)

Financing Activities:
Scheduled long-term debt repayments	(76,000)	(366,000)	(338,000)
Borrowings (repayments) of revolving credit facility, net	(15,750,000)	(14,750,000)	30,500,000
Cash dividends	(2,058,000)	(1,824,000)	(1,572,000)
Stock repurchases	—	—	(114,000)
Proceeds from stock plans	1,114,000	591,000	1,024,000

Cash provided from (used for) financing activities	(16,770,000)	(16,349,000)	29,500,000

Increase (decrease) in cash and cash equivalents	5,457,000	(389,000)	(2,898,000)
Cash and cash equivalents at the beginning of the period	173,000	562,000	3,460,000

Cash and cash equivalents at the end of the period	$5,630,000	$173,000	$562,000

Supplemental cash flow information:
Interest paid	$436,000	$1,888,000	$311,000
Income taxes paid (net of receipts)	$5,511,000	$5,413,000	$6,177,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock
Balance, September 25, 1999	$57,559,000	$3,750,000	$1,258,000	$56,486,000	$—	$(3,935,000)
Net income	10,637,000	—	—	10,637,000	—	—
Cash dividends	(1,572,000)	—	—	(1,572,000)	—	—
Stock repurchase	(114,000)	—	—	—	—	(114,000)
Restricted stock grant/amortization activity, net	45,000	—	386,000	—	(513,000)	172,000
Other stock plan activity	1,216,000	—	639,000	—	—	577,000

Balance, September 30, 2000	67,771,000	3,750,000	2,283,000	65,551,000	(513,000)	(3,300,000)

Net income	13,217,000	—	—	13,217,000	—	—
Cash dividends	(1,824,000)	—	—	(1,824,000)	—	—
Stock dividend (Note A)	—	1,695,000	(1,695,000)	—	—	—
Restricted stock grant/amortization activity, net	111,000	—	64,000	—	3,000	44,000
Other stock plan activity	1,050,000	—	802,000	—	—	248,000

Balance, September 29, 2001	80,325,000	5,445,000	1,454,000	76,944,000	(510,000)	(3,008,000)

Net income	16,175,000	—	—	16,175,000	—	—
Cash dividends	(2,058,000)	—	—	(2,058,000)	—	—
Restricted stock grant/amortization activity, net	133,000	—	94,000	—	1,000	38,000
Other stock plan activity	1,344,000	—	698,000	—	—	646,000

Balance, September 28, 2002	$95,919,000	$5,445,000	$2,246,000	$91,061,000	$(509,000)	$(2,324,000)

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

        Principles of Consolidation and Presentation:    The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions. Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), which require the use of certain estimates and assumptions. Fiscal years 2002 and 2001 were 52-week periods compared with fiscal year 2000 which was a 53-week period. Certain amounts for fiscal years 2001 and 2000 have been reclassified in the accompanying financial statements in order to conform to the current year's classification.

        Financial Instruments:    Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations. The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At September 28, 2002 and September 29, 2001, the fair market value of the Company's financial instruments approximated their carrying values.

        Property, Plant and Equipment:    Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Interest capitalized in fiscal years 2001 and 2000 was approximately $170,000 and $102,000, respectively. No interest was capitalized in fiscal year 2002. The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 3 to 11 years, except for depreciation on buildings and improvements which is based on estimated useful lives ranging from 10 to 40 years.

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

        Goodwill and Other Intangible Assets:    Effective September 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company completed the transitional impairment test and annual evaluation required by SFAS No. 142 resulting in no change to the nature or carrying amounts of its intangible assets. Prior to fiscal year 2002, goodwill arising from business acquisitions was amortized using the straight-line method over 20 years.

        At September 28, 2002, goodwill and other intangible assets were comprised of $24.9 million of goodwill and $0.6 million of other intangible assets. Other intangible assets includes approximately $0.1 million subject to amortization over a remaining seven-year life, as well as approximately $0.5 million of prepaid pension costs associated with the curtailment of the Dover pension plan (see note G).

        Had the company accounted for goodwill in accordance with SFAS No. 142 in fiscal years 2001 and 2000, net income and net income per diluted share would have been as follows:

	2002	2001	2000
Reported net income	$16,175,000	$13,217,000	$10,637,000
Add back goodwill amortization, net of tax	—	1,050,000	565,000

Adjusted net income	$16,175,000	$14,267,000	$11,202,000

Reported net income per diluted share	$3.04	$2.54	$2.10
Add back goodwill amortization, net of tax	—	0.20	0.11

Adjusted net income per diluted share	$3.04	$2.74	$2.21

        Long-Lived Assets:    Management periodically reviews long-lived assets for impairment and does not believe that there is any material impairment of any asset of the Company as measured in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 in fiscal 2002 did not have a material effect on the company's consolidated financial statements.

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

        Revenue Recognition:    Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership for those customers whom the Company provides manufacturing and distribution services. Revenue for distribution services is recognized as services are provided. Shipping and handling fees billed to customers are classified as revenue.

        Use of Estimates:    The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results may differ from these estimates.

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

B. Inventories

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 46%, and 45% of the Company's inventories at September 28, 2002 and September 29, 2001, respectively. Other inventories are determined on a first-in, first-out (FIFO) basis.

	2002	2001
Raw materials	$3,405,000	$2,573,000
Work in process	4,852,000	5,743,000
Finished goods	13,155,000	13,824,000

Total	$21,412,000	$22,140,000

        On a FIFO basis, reported year-end inventories would have been higher by $5.5 million in fiscal 2002 and $5.8 million in fiscal 2001.

C. Income Taxes

        The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	2002	2001	2000
Federal taxes at statutory rate	$8,386,000	$6,942,000	$5,430,000
State taxes, net of federal tax benefit	366,000	316,000	423,000
Goodwill amortization	—	173,000	173,000
Foreign sales corporation (FSC) export related income	(868,000)	(700,000)	(710,000)
Other	52,000	86,000	(67,000)

Total	$7,936,000	$6,817,000	$5,249,000

        The provision for income taxes consisted of the following:

	2002	2001	2000
Currently payable:
Federal	$5,705,000	$6,017,000	$5,353,000
State	700,000	721,000	789,000

	6,405,000	6,738,000	6,142,000

Deferred:
Federal	1,507,000	193,000	(822,000)
State	24,000	(114,000)	(71,000)

	1,531,000	79,000	(893,000)

Total	$7,936,000	$6,817,000	$5,249,000

        The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of September 28, 2002 and September 29, 2001:

	2002	2001
Deferred tax assets:
Vacation accrual not currently deductible	$610,000	$620,000
Other accruals not currently deductible	427,000	489,000
Non-deductible reserves	1,982,000	1,629,000
Other	144,000	99,000

Classified as current	3,163,000	2,837,000
Deferred compensation arrangements	1,143,000	1,142,000
Other	152,000	253,000

Total deferred tax assets	$4,458,000	$4,232,000

Deferred tax liabilities:
Accelerated depreciation	5,362,000	4,088,000
Goodwill amortization	591,000	108,000

Total deferred tax liabilities	$5,953,000	$4,196,000

        Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

D. Long-Term Debt

        Long-term debt consisted of the following:

	2002	2001
Obligation under revolving bank credit facility	$—	$15,750,000
Obligation under industrial development bond arrangement at 3%, payable in monthly installments through May 2011	752,000	827,000

	752,000	16,577,000
Less: Current maturities	78,000	76,000

Total	$674,000	$16,501,000

        Scheduled aggregate principal payments of long-term debt are $78,000 in fiscal 2003, $80,000 in fiscal 2004, $83,000 in fiscal 2005, $85,000 in fiscal 2006, $88,000 in fiscal 2007 and $338,000 thereafter.

        The Company has a $60 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%. The revolving credit facility matures in March 2005.

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

E. Commitments and Contingencies

        The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $4,256,000 in fiscal 2002, $5,239,000 in fiscal 2001 and $3,956,000 in fiscal 2000. As of September 28, 2002, minimum annual rental commitments under the Company's long-term operating leases are approximately $3,869,000 in fiscal 2003, $3,478,000 in fiscal 2004, $2,537,000 in fiscal 2005, $1,234,000 in fiscal 2006 and $1,850,000 in the aggregate thereafter. The Company leases one of its facilities from a corporation owned in part by an executive of the Company. The lease agreement requires annual payments of approximately $276,000 through July 2007. At September 28, 2002 and September 29, 2001, the Company had letters of credit outstanding of $773,000 and $909,000, respectively.

        In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

F. Stock Arrangements

        Stock Option/Incentive Plans:    The Courier Corporation 1993 Stock Incentive Plan, as amended and restated, replaced the expiring 1983 Stock Option Plan. The 1993 Stock Incentive Plan, as amended, provides for the granting of stock options and stock grants under the plan up to a total of 817,500 shares. Under the provisions of each plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees. The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant. During fiscal years 2002, 2001 and 2000, 2,500, 5,000 and 27,000 shares, respectively, of restricted stock were granted which vest over a five-year period. Amortization expense relating to the fiscal years 2002, 2001 and 2000 stock grants was $133,000, $111,000 and $45,000, respectively.

        Directors' Option Plan:    A 1989 plan, as amended and restated, allows members of the Company's Board of Directors to make an election to apply either 50% or 100% of their annual retainer fee, including the committee chair retainer, toward the annual grant of stock options to be offered at a price per share $5 below the fair market value of the Company's common stock at the time the option is granted. Retainer fees for fiscal 2002 amounted to $16,000 for each of the five outside directors; in addition, the three committee chair fees amounted to a total of $22,500 for fiscal 2002. The plan, as approved by stockholders, provides a total of 375,000 shares for the issuance of such options.

        The following is a summary of all option activity for these plans:

	Stock Option/Incentive Plans		Directors' Option Plan
	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at September 25, 1999	316,842	$8.77	62,700	$7.96
Issued	118,200	17.92	30,150	12.76
Exercised	(105,123)	6.95	(19,050)	9.57
Cancelled	(11,874)	14.24	—	—

Outstanding at September 30, 2000	318,045	$12.56	73,800	$9.51
Issued	61,225	21.92	30,099	15.89
Exercised	(70,393)	7.49	(12,450)	6.58
Cancelled	(8,880)	17.55	(17,499)	10.57

Outstanding at September 29, 2001	299,997	$15.52	73,950	$12.35
Issued	64,075	37.76	19,500	16.82
Exercised	(65,212)	11.12	(26,500)	10.87
Cancelled	(5,251)	16.60	—	—

Outstanding at September 28, 2002	293,609	$21.33	66,950	$14.24

Exercisable at September 28, 2002	157,419	$15.16	66,950	$14.24
Available for future grants	137,319		103,500

        The following tables present information with regards to stock options outstanding at September 28, 2002:

	Stock Option/Incentive Plans
Range of Exercise Prices	$3.11 - $11.28	$13.83 - $20.99	$21.57 - $30.95	$38.04 - $41.84
Options outstanding	39,260	130,549	65,225	58,575
Weighted average exercise price of options outstanding	$7.98	$16.99	$22.73	$38.40
Weighted average remaining life	1.6 years	3.6 years	5.7 years	6.8 years
Options exercisable	39,260	98,249	19,910	—
Weighted average exercise price of options exercisable	$7.98	$16.65	$21.97	—

	Directors' Option Plan
Range of Exercise Prices	$10.11 - $16.28	$37.45
Options outstanding	66,450	500
Weighted average exercise price of options outstanding	$14.06	$37.45
Weighted average remaining life	2.6 years	4.6 years
Options exercisable	66,450	500
Weighted average exercise price of options exercisable	$14.06	$37.45

        Stock Grant Plan:    The Company established a stock grant plan in 1977 entitling key employees to receive shares of common stock of the Company. Shares granted are either fully vested or vest over periods up to 5 years. The maximum number of shares of common stock that may be awarded under the stock grant plan is 298,125 and no more than 50,625 shares may be awarded in any one fiscal year. The numbers of shares granted under the plan were 1,100 in fiscal 2002 and 6,000 in fiscal 2000. No shares were granted under this plan in fiscal 2001. As of September 28, 2002, there were 142 shares available for future grants under the plan.

        Employee Stock Purchase Plan:    The Company's 1999 Employee Stock Purchase Plan ("ESPP"), approved by stockholders in January 1999, covers an aggregate of 150,000 shares of Company common stock for issuance under the plan. Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the beginning or end of the grant period. During fiscal 2002, 14,622 shares were issued under the plan at an average price of $24.48 per share. Since inception, 63,459 shares have been issued. At September 28, 2002, an additional 86,541 shares were reserved for future issuances.

        Stockholders' Rights Plan:    In March 1999, the Board of Directors adopted a ten-year stockholders' rights plan. Under the plan, the Company's stockholders of record at March 19, 1999 received rights to purchase one one-thousandth of a share of preferred stock for each share of common stock held on that date. The rights are not exercisable, or transferable apart from the common stock, until certain events occur.

        Pro forma Disclosures:    The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Had compensation cost for grants under the ESPP and for stock options granted after 1995 been determined under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been $15,534,000, or $2.92 per diluted share, for fiscal 2002; $12,653,000, or $2.43 per diluted share, for fiscal 2001; and $10,210,000, or $2.02 per diluted share, for fiscal 2000. These pro forma earnings were $.12 per diluted share, $.11 per diluted share and $.08 per diluted share lower than reported results for fiscal 2002, 2001 and 2000, respectively. The pro forma effect on net income and net income per diluted share for fiscal 2002, fiscal 2001 and fiscal 2000 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to options granted prior to fiscal 1996.

        For purposes of pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value options issued:

	2002	2001	2000
Risk-free interest rate	3.4%	4.5%	5.9%
Expected volatility	32%	34%	39%
Expected dividend yields	1.1%	1.7%	1.7%
Estimated life for grants under:
1993 Stock Incentive Plan	5 - 7 years	5 - 7 years	5 - 7 years
Directors' Option Plan	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

        For purposes of pro forma disclosure, following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	1993 Stock Incentive Plan			Directors' Option Plan
On grant date:
	2002	2001	2000	2002	2001	2000
Exercise price was equal to stock price	$13.46	$7.88	$7.63	—	—	—
Exercise price was in excess of stock price	$10.04	$5.96	$6.05	—	—	—
Exercise price was less than stock price	—	—	—	$8.95	$8.42	$6.92

G. Retirement Plans

        The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees. Dover, acquired in September 2000 (see Note H), also provides retirement benefits through a defined benefit plan as described below.

        Retirement costs of multi-employer union plans consist of defined contributions determined in accordance with the respective collective bargaining agreements. Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan (ESOP). Retirement costs included in the accompanying financial statements amounted to approximately $3,000,000 in fiscal 2002, $2,600,000 in fiscal 2001 and $2,500,000 in fiscal 2000.

        The Courier Profit Sharing and Savings Plan ("PSSP") is qualified under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 100% of their compensation, subject to IRS limitations, with the Company matching 25% of the first 6% of pay contributed by the employee. The Company also makes contributions to the plan annually based on profits each year for the benefit of all eligible non-union employees.

        Shares of Company common stock may be allocated to participants' ESOP accounts annually based on their compensation as defined in the plan. During fiscal years 2002, 2001 and 2000, no such shares were allocated to eligible participants. At September 28, 2002, the ESOP held 227,190 shares on behalf of the participants.

        Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. The Company's funding policy for the plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. As of December 31, 2001, Dover employees became eligible to participate in the Courier PSSP. As such, plan benefits under the Dover defined benefit plan were frozen as of that date.

        The following tables provide information regarding the plan for the years ended September 28, 2002 and September 29, 2001.

        Change in projected benefit obligation:

	2002	2001
Obligation at beginning of year	$3,610,000	$3,647,000
Service cost	48,000	149,000
Interest cost	219,000	234,000
Actuarial (gain) loss	89,000	(177,000)
Curtailment gain	(505,000)	—
Benefits paid	(286,000)	(243,000)

Obligation at end of year	$3,175,000	$3,610,000

        Change in plan assets:

	2002	2001
Fair value of plan assets at beginning of year	$3,716,000	$3,471,000
Actual return on plan assets	293,000	406,000
Employer contributions	175,000	82,000
Benefits paid	(286,000)	(243,000)

Fair value of plan assets at end of year	$3,898,000	$3,716,000

        Reconciliation of funded status:

	2002	2001
Funded status at end of year	$724,000	$106,000
Unrecognized net actuarial (gain) and other	(193,000)	(260,000)

Prepaid (accrued) pension cost	$531,000	$(154,000)

        Components of the net periodic benefit cost:

	2002	2001
Service cost	$48,000	$149,000
Interest cost	219,000	234,000
Expected return on plan assets	(270,000)	(254,000)
Amortization of prior service cost	3,000	14,000

Net periodic benefit cost	—	$143,000

        Actuarial assumptions used to determine costs and benefit obligations:

	2002	2001
Discount rate	6.5%	7.0%
Compensation increases	5.0%	5.0%
Return on assets for the year	7.0%	7.5%

        The curtailment gain was accounted for in the allocation of Dover's purchase price. Accordingly, no gain was recognized in the curtailment of the Dover pension plan. The associated prepaid pension cost of $531,000 at September 28, 2002 is included in the accompanying consolidated balance sheet under the caption "Goodwill and other intangible assets, net" (see Note A).

H. Business Acquisitions

        On September 22, 2000, the Company acquired all of the outstanding capital stock of Dover Publications, Inc., a Mineola, New York publisher of special-interest books. The Company paid approximately $39 million in cash to the former stockholders of Dover for their shares of capital stock. The acquisition was accounted for as a purchase and, accordingly, Dover's financial results have been included in the consolidated financial statements from the date of acquisition. The financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their appraised fair value at the date of acquisition. The excess purchase price over the fair value of the net assets acquired has been accounted for as goodwill (deductible for tax purposes).

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

        These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the business combination been in effect at the beginning of fiscal 2000 or of future results of operations of the consolidated entities.

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

        The Company has aggregated its book manufacturing business into one segment because of strong similarities in the economic characteristics, the nature of products and services, production processes, class of customer and distribution methods used. The book-manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The customized education segment is comprised of Courier Custom Publishing, a provider of customized college coursepacks and textbooks. Prior years results for this segment also included The Home School, which ceased operations in March 2001 when substantially all of its assets were sold.

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

	Total Company	Book Manufacturing	Specialty Publishing	Customized Education	Unallocated	Intersegment Elimination
Fiscal 2002
Net sales	$202,184,000	$170,382,000	$36,004,000	$1,160,000	$—	$(5,362,000)
Earnings (loss) before income taxes	24,111,000	19,817,000	4,890,000	(191,000)	—	(405,000)
Assets	131,658,000	75,604,000	41,066,000	227,000	14,761,000	—
Depreciation and amortization	10,687,000	8,750,000	1,913,000	24,000	—	—
Capital expenditures and prepublication costs	6,739,000	4,408,000	1,940,000	—	391,000	—
Interest (income)/expense	480,000	(253,000)	733,000	—	—	—

Fiscal 2001
Net sales	$211,943,000	$181,233,000	$33,259,000	$1,488,000	$—	$(4,037,000)
Earnings (loss) before income taxes	20,034,000	18,691,000	1,425,000	(848,000)	1,230,000	(464,000)
Assets	133,615,000	83,735,000	40,670,000	341,000	8,869,000	—
Depreciation and amortization	11,796,000	8,990,000	2,690,000	116,000	—	—
Capital expenditures and prepublication costs	14,256,000	12,149,000	1,640,000	—	467,000	—
Interest (income)/expense	1,899,000	(161,000)	2,060,000	—	—	—

Fiscal 2000
Net sales	$192,226,000	$188,865,000		$3,361,000	—	—
Earnings (loss) before income taxes	15,886,000	19,066,000		(3,299,000)	$119,000	—
Assets	141,766,000	88,748,000	$41,577,000	848,000	10,593,000	—
Depreciation and amortization	8,062,000	7,844,000		218,000	—	—
Capital expenditures	16,347,000	15,665,000		13,000	669,000	—
Interest expense	325,000	272,000		53,000	—	—

        Export sales as a percentage of consolidated sales were approximately 21% in fiscal 2002, 19% in fiscal 2001 and 18% in fiscal 2000. Sales to the Company's largest customer amounted to approximately 26% of consolidated sales in fiscal 2002, 25% in fiscal 2001 and 26% in fiscal 2000. In addition, sales to another customer amounted to 15% of consolidated sales in fiscal 2002, 13% in fiscal 2001 and 17% in fiscal 2000. No other customer accounted for more than 10% of consolidated sales. Customers are granted credit on an unsecured basis.

J. Other Income

        In March 2001, the Company sold substantially all of the assets of its subsidiary, The Home School, and ceased operating the business. The proceeds from the sale were $0.8 million resulting in a pretax gain of approximately $0.3 million, and an after-tax gain of approximately $0.2 million, or $.04 per diluted share.

        During the first quarter of fiscal 2001, the Company completed the sale of its Raymond, New Hampshire facility. In February 2000, the Company entered into a five-year lease agreement for this facility, which had been vacant. The lease provided for a purchase option at a price of $1.3 million. The option was exercised in August 2000 and the transaction closed in October 2000, resulting in a pretax gain of approximately $0.9 million and approximately $0.6 million after tax, or $.10 per diluted share. Other income also includes net rental income from this facility of $49,000 in fiscal 2001 and $119,000 in fiscal 2000.

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

	2002	2001	2000
Average shares outstanding for basic	5,149,000	5,058,000	4,915,000
Effect of potentially dilutive shares	179,000	140,000	144,000

Average shares outstanding for dilutive	5,328,000	5,198,000	5,059,000

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2002

(Dollars in thousands except per share amounts)	First	Second	Third	Fourth
Operating Results:
Net sales	$45,704	$48,503	$51,793	$56,184
Gross profit	13,655	14,526	15,748	20,264
Net income	2,621	2,865	4,080	6,609
Net income per diluted share	0.50	0.54	0.76	1.24
Dividends declared per share	0.10	0.10	0.10	0.10
Stock price:
Highest	34.24	39.45	44.51	41.40
Lowest	21.00	32.40	39.01	32.96

Fiscal 2001

(Dollars in thousands except per share amounts)	First	Second	Third	Fourth
Operating Results:
Net sales	$54,190	$49,954	$50,871	$56,928
Gross profit	14,725	13,422	15,220	18,004
Net income	2,952	2,133	2,966	5,166
Net income per diluted share	0.57	0.41	0.57	0.99
Dividends declared per share	0.09	0.09	0.09	0.09
Stock price:
Highest	20.50	21.17	27.33	28.65
Lowest	18.00	19.33	19.97	20.00

Net income per share is based on weighted average shares outstanding.

Common shares of the Company are traded over-the-counter on the Nasdaq National Market—symbol "CRRC."

There were approximately 875 stockholders of record as of September 28, 2002.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions except per share data)	2002	2001	2000*	1999	1998
Net sales	$202.2	$211.9	$192.2	$166.8	$155.5
Gross profit	64.2	61.4	48.1	40.8	37.7
Net income	16.2	13.2	10.6	8.4	7.7
Net income per diluted share	3.04	2.54	2.10	1.68	1.58
Dividends per share	0.40	0.36	0.32	0.28	0.26
Working capital	34.0	28.2	33.3	21.9	16.5
LIFO reserve	5.5	5.8	5.9	5.5	5.3
Current ratio (FIFO basis)	2.4	2.1	2.0	2.0	1.9
Total assets	131.7	133.6	141.8	91.5	87.6
Long-term debt	0.7	16.5	31.3	1.2	6.8
Long-term debt as a percentage of capitalization	0.7%	17.0%	31.6%	2.0%	12.0%
Depreciation and amortization	10.7	11.8	8.1	8.3	8.5
Capital expenditures	4.9	12.8	16.3	5.0	4.1
Stockholders' equity	95.9	80.3	67.8	57.6	49.8
Return on stockholders' equity	18.4%	17.8%	17.0%	15.6%	16.9%
Stockholders' equity per share	18.40	15.71	13.52	11.88	10.47
Shares outstanding (in 000's)	5,215	5,112	5,016	4,850	4,758
Number of employees	1,455	1,504	1,535	1,320	1,254

Net income per share is based on weighted average shares outstanding; stockholders' equity per share is based on shares outstanding at year end.

*
Fiscal 2000 included 53 weeks.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

        The Annual Report to shareholders includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, changes in raw material costs and availability, seasonal changes in customer orders, pricing actions by competitors, changes in copyright laws, changes in technology, consolidation among customers and competitors, success in the integration of acquired businesses, changes in tax policy, including export credits and general changes in economic conditions. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

OVERVIEW

        Courier Corporation, founded in 1824, is one of America's leading book manufacturers and specialty publishers. Courier's industry-leading financial performance, including six straight years of earnings growth, was achieved through a strong focus on growth markets, technological innovation and outstanding customer service.

        The Company has three business segments: full-service book manufacturing, customized education and specialty publishing.

        Book Manufacturing—streamlines the process of bringing books from the point of creation to the point of use. Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from content management, prepress and production through storage and distribution. Courier's principal markets include religious, educational and specialty trade books.

        Customized Education—responds to the need for greater choice in education. Courier Custom Publishing offers solutions that enable educators to provide students with customized teaching materials from multi-publisher custom books to out-of-print book reproductions and self-published books. The Home School, which Courier sold in March 2001, was a direct marketer of educational materials to families engaged in educating children at home and was included in the customized education segment prior to its sale.

        Specialty Publishing—consists of Dover Publications, acquired by Courier on September 22, 2000. Dover publishes over 8,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from musical scores to typographical fonts. Dover sells its products through most American bookstore chains, independent booksellers, children's stores, craft stores and gift shops, as well as a diverse range of distributors around the world. Dover also sells its books directly to customers through its specialty catalogs and over the Internet at www.doverpublications.com.

Sales by Segment: (in thousands)	2002	2001	2000
Book Manufacturing	$170,382	$181,233	$188,865
Customized Education	1,160	1,488	3,361
Specialty Publishing	36,004	33,259	—
Intersegment sales	(5,362)	(4,037)	—

Total	$202,184	$211,943	$192,226

RESULTS OF OPERATIONS

        Sales in fiscal 2002 decreased 5% to $202.2 million compared to $211.9 million in fiscal 2001. Sales from Courier's book manufacturing segment were $170.4 million, down 6% from $181.2 million in 2001. Sales to customers in the specialty trade market were down approximately 15%, reflecting a continued softness in consumer purchases, particularly of books on subjects such as technology, computers and travel, as well as inventory reductions by retailers, distributors and publishers in reaction to the slowdown in the economy. Sales to the religious market were up approximately 3% over 2001. Sales to educational publishers in 2002 were approximately 3% below last year, reflecting reductions in inventory levels in the college market by publishers, distributors and retailers in the first half of the year. Sales to elementary and high school publishers were relatively flat in fiscal 2002 compared to fiscal 2001. Sales from the Company's specialty publishing segment, which is comprised of Dover, were $36.0 million in fiscal 2002, an 8% increase over the prior year. Fiscal 2001 consisted of 53 weeks for Dover. Adjusting for the extra week, the sales increase in fiscal 2002 was 11%. The Company's customized education segment, consisting of Courier Custom Publishing, had sales of approximately $1.2 million in fiscal 2002. Fiscal 2001 sales of $1.5 million included revenues of approximately $0.4 million for The Home School, which the Company divested in March 2001. The elimination of intersegment sales of $5.4 million in 2002 increased 33% over 2001 as Courier's book manufacturing operations took on more of Dover's production requirements. Courier's sales in fiscal 2001 increased 10% to $211.9 million compared to $192.2 million in fiscal 2000. Fiscal 2000 included 53 weeks compared to 52 weeks in fiscal 2001. The fiscal 2001 sales increase was 12% if fiscal 2000 is adjusted to a comparable 52-week period. The sales increase in fiscal 2001 was the result of the acquisition of Dover on September 22, 2000. Dover's sales in 2001 were $33.3 million. Intersegment sales from the book manufacturing segment to Dover of $4 million in 2001 were eliminated from consolidated sales. Book manufacturing sales in 2001 decreased 4% to $181.2 million from $188.9 million in 2000.Adjusting for the additional week in fiscal 2000, sales for the segment decreased by approximately 2% in 2001. Sales to the specialty trade market fell 17% below fiscal 2000 due to weakness in consumer demand for books on subjects such as computer games, technology, investing, and general business. Meanwhile, sales to educational publishers increased by 4% in 2001, particularly from strong sales of elementary and high school books, which offset softness in sales of college texts. Sales in 2001 to the religious market increased 9% over the prior year. Customized education segment sales of $1.5 million in 2001 decreased by $1.9 million from fiscal 2000 due to the March 2001 sale of The Home School. Sales for Courier Custom Publishing, the Company's college coursepack business, increased 10% over fiscal 2000.

        Gross profit in fiscal 2002 increased by $2.8 million, or 5% and as a percentage of sales, increased to 32% from 29% in 2001. Gross profit as a percent of sales in the Company's book manufacturing segment increased to approximately 27.5% in fiscal 2002 from 25.8% in 2001. The increase was the result of productivity improvements from investments in equipment and training, tight cost controls and a favorable shift in the sales mix. Dover's gross profit in 2002 increased by $2.3 million and, as a percentage of sales, increased to 49% from 46% in 2001 reflecting higher prices and lower production costs. Gross profit in fiscal 2001 increased by $13.3 million, or 28% and, as a percentage of sales, increased to 29% from 25% in fiscal 2000. The increases were primarily the result of the acquisition of Dover. Dover's gross profit in 2001 was $15 million and, as a percentage of sales, was 46%, which was significantly higher than the Company's other segments. In Courier's book manufacturing segment, the gross margin was comparable to the prior year, despite the drop in sales. Aggressive cost controls, increased productivity levels and lower paper costs offset a drop in recycling income, as well as higher energy costs, health insurance and depreciation expense.

        Selling and administrative expenses in fiscal 2002 increased less than 1%, to $39.6 million from $39.3 million in fiscal 2001, and, as a percentage of sales, increased to 20% in 2002 from 19% in 2001. Dover's selling and administrative expenses were $12 million, or 34% of sales, up 9% from 2001 primarily from increased sales and marketing activities and the write off of a receivable from its Canadian distributor who filed for bankruptcy. In the book manufacturing segment, selling and administrative expenses in 2002 were $27.2 million, down 2% from 2001. Fiscal 2001 selling and administrative expenses increased to $39.3 million from $31.4 million in fiscal 2000, and, as a percentage of sales, increased to 19% in 2001 from 16% in 2000. Dover's selling and administrative expenses were $11 million in 2001 or 33% of their sales, which is a much higher percentage than the rest of Courier's business, in part due to Dover's consumer and retail catalog marketing operations. Selling and administrative expenses in the book manufacturing segment were down 3% in 2001 and, at 15% of sales, were comparable to fiscal 2000. Selling and administrative expenses in the customized education segment were down $2.3 million in 2001 primarily from the disposition of The Home School in March 2001.

        In fiscal 2002, amortization of goodwill decreased by $1.4 million from fiscal 2001, reflecting the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard, adopted at the beginning of fiscal 2002, changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. If these rules had applied to goodwill for fiscal 2001, the result would have been to increase related pretax income by $1.4 million and net income by approximately $1.0 million, or $.20 per diluted share. Amortization of goodwill increased to $1.4 million in fiscal 2001 from $0.6 million in fiscal 2000 due to additional goodwill amortization related to the acquisition of Dover in September 2000.

        Interest expense was $0.5 million in fiscal 2002 compared to $1.9 million in fiscal 2001, reflecting decreased average borrowings of approximately $21 million, as well as a reduction in average interest rates from 6.1% in fiscal 2001 to 2.5% in fiscal 2002. Interest expense in fiscal 2001 was $1.9 million compared to $0.3 million in fiscal 2000 due to an increase in average borrowings of approximately $27 million, resulting from the acquisition of Dover for $39 million in cash financed by the Company's revolving credit facility. Capitalized interest related to new equipment was approximately $0.2 million in fiscal 2001 and $0.1 million in fiscal 2000. No interest was capitalized in fiscal 2002.

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

        The Company's effective tax rate for fiscal 2002 was 33% compared to 34% for fiscal 2001. The fiscal 2001 tax rate was higher than fiscal 2002 primarily due to nondeductible goodwill amortization in 2001. In fiscal 2001, the effective tax rate was 34% which was higher than the 33% rate for fiscal 2000 due, in part, to increased profitability in fiscal 2001 taxed at a higher statutory federal tax rate.

Income (loss) by segment: (in thousands)	2002	2001	2000
Book Manufacturing	$19,817	$18,691	$19,066
Customized Education	(191)	(848)	(3,299)
Specialty Publishing	4,890	1,425	—
Other income	—	1,230	119
Intersegment eliminations	(405)	(464)	—

Income before taxes	24,111	20,034	15,886
Provision for income taxes	7,936	6,817	5,249

Net income	$16,175	$13,217	$10,637

        For fiscal 2002, net income was $16.2 million, or $3.04 per diluted share, compared with $13.2 million, or $2.54 per diluted share, for fiscal 2001. Fiscal 2001 included after-tax gains totaling $750,000 or $.14 per diluted share from the sale of real estate ($.10 per diluted share) and the sale of The Home School ($.04 per diluted share). Fiscal 2001 also included goodwill amortization of approximately $1.4 million, or $.20 per diluted share. Fiscal 2002 pretax income for the Company's book manufacturing segment was $19.8 million, up 6% compared to 2001, and net income per diluted share was $2.53, also an increase of 6% over the prior year. Fiscal 2001 included goodwill amortization in this segment of approximately $0.5 million, or $.10 per diluted share. Pretax income in the specialty publishing segment was approximately $4.9 million, or $.58 per diluted share, compared to $1.4 million, or $.17 per diluted share in fiscal 2001. Goodwill amortization in fiscal 2001 accounted for approximately $0.9 million, or $.10 per diluted share, of this improvement. Pretax losses in the customized education segment were approximately $0.2 million, or $.02 per diluted share, in fiscal 2002 compared to a loss of approximately $0.8 million, or $.11 per diluted share in the prior year. Net income for fiscal 2001 was $13.2 million, or $2.54 per diluted share, compared with $10.6 million, or $2.10 per diluted share, for fiscal 2000. Excluding the gains from the sale of real estate and The Home School, net income in fiscal 2001 was $12.5 million, up 17% over the prior year, and net income per diluted share was $2.40, an increase of 14% over fiscal 2000. Pretax earnings from the Company's book manufacturing segment in 2001 decreased 2% to $18.7 million from $19.1 million in the prior year. Pretax earnings from the specialty publishing segment, established in fiscal 2001 with the acquisition of Dover, were $1.4 million. The customized education segment reduced its pretax loss to $0.8 million, or $.11 per diluted share in fiscal 2001, from a pretax loss of $3.3 million, or $.43 per diluted share, in fiscal 2000, primarily due to the disposition of The Home School in March 2001. Results for fiscal 2000 in the customized education segment include a $350,000 pretax charge, or $.05 per diluted share, for the planned closure of The Home School's retail store.

        For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 130,000 shares in fiscal 2002 and 139,000 shares in fiscal 2001. These increases were primarily due to options exercised and shares issued under the Company's stock plans and the impact of potentially dilutive shares. On August 31, 2001, the Company distributed a three-for-two stock split effected in the form of a 50% dividend. Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided approximately $29.0 million of cash. Net income for the year was $16.2 million. Depreciation was $9.2 million and amortization of prepublication costs was $1.5 million. Increases in deferred income taxes provided approximately $1.5 million of cash. Working capital did not change significantly.

        Investment activities used approximately $6.7 million of cash. Capital expenditures were $4.9 million, primarily for factory automation equipment to improve productivity. Prepublication costs at Dover were approximately $1.8 million, reflecting increased investments in new title offerings. For fiscal 2003, capital expenditures are expected to increase to approximately $10-$12 million and prepublication costs to increase modestly over 2002 levels.

        Financing activities used approximately $16.8 million of cash in 2002 principally for debt repayments, which amounted to $15.8 million. At September 28, 2002, there were no borrowings under the Company's $60 million revolving credit facility. Dividends used $2.1 million of cash while proceeds from stock plans provided $1.1 million of cash, primarily from the exercise of stock options. The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2003.

NEW ACCOUNTING PRONOUNCEMENTS

        Effective September 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The Company has completed the transitional impairment test and annual evaluation required by SFAS No. 142 resulting in no change to the nature or carrying amounts of its intangible assets. Prior to fiscal year 2002, goodwill arising from business acquisitions was amortized using the straight-line method over 20 years. Amortization expense was $1,410,000 and $596,000 for fiscal years 2001 and 2000, respectively. If SFAS No. 142 had applied to goodwill for fiscal years 2001 and 2000, the result would have been to increase related net income by approximately $1.0 million, or $.20 per diluted share, and $0.6 million, or $.11 per diluted share, respectively.

        In fiscal 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which did not have a material effect on the Company's consolidated financial statements.

RISKS

        The Company derived approximately 41% of its fiscal 2002 revenues from two major customers. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on the Company.

        The Company utilizes a Foreign Sales Corporation ("FSC"). Should the FSC provisions be repealed by Congress, and no alternative, or an alternative with a significantly different benefit, is provided, the Company would experience an increase in its taxable income and a reduction in its net income. The tax benefit of the FSC in fiscal 2002 increased net income by $0.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to collectibility of accounts receivable, recovery of inventories, impairment of goodwill, prepublication costs and income taxes. Management bases its estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates. The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

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

        Inventories    Management records reductions in the cost basis of inventory for excess and obsolete inventory based primarily upon historical and forecasted product demand. If actual market conditions are less favorable than those projected by management, additional inventory charges may be required.

        Goodwill    Effective September 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company completed the transitional impairment test and annual evaluation required by SFAS No. 142 resulting in no change to the nature or carrying amounts of its intangible assets. Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	OTHER CHANGES (1)	BALANCE AT END OF PERIOD
Fiscal year ended September 28, 2002
Allowance for uncollectible accounts	$1,964,000	$1,039,000	$711,000	$—	$2,292,000
Fiscal year ended September 29, 2001
Allowance for uncollectible accounts	$1,391,000	$718,000	$145,000	$—	$1,964,000
Fiscal year ended September 30, 2000
Allowance for uncollectible accounts	$937,000	$345,000	$141,000	$250,000	$1,391,000

(1)
Other changes reflects amount related to a business acquisition.

S-1

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATIONS Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002
  INDEPENDENT AUDITORS' REPORT
COURIER CORPORATION CONSOLIDATED STATEMENTS OF INCOME
COURIER CORPORATION CONSOLIDATED BALANCE SHEETS
COURIER CORPORATION CONSOLIDATED BALANCE SHEETS
COURIER CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
COURIER CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COURIER CORPORATION SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
COURIER CORPORATION FIVE-YEAR FINANCIAL SUMMARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
COURIER CORPORATION SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS