Form 10-Q
period 2002-12-28
COURIER CORP
filed 2003-02-10
CIK 25212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-7597

COURIER CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2502514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
15 Wellman Avenue, North Chelmsford, Massachusetts	01863
(Address of principal executive offices)	(Zip Code)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2003
Common Stock, $1 par value	5,220,067 Shares

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 28, 2002	September 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,183	$5,630
Accounts receivable, less allowance for uncollectible accounts	28,395	30,892
Inventories (Note C)	22,073	21,412
Deferred income taxes	3,158	3,163
Other current assets	497	625

Total current assets	65,306	61,722
Property, plant and equipment, less accumulated depreciation: $98,244 at December 28, 2002 and $96,813 at September 28, 2002	39,171	40,620
Goodwill and other intangibles, net (Note B)	25,479	25,483
Prepublication costs	3,305	3,219
Other assets	618	614

Total assets	$133,879	$131,658

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 28, 2002	September 28, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$78	$78
Accounts payable	6,973	6,708
Accrued payroll	4,187	7,642
Accrued taxes	5,796	6,965
Other current liabilities	8,064	6,362

Total current liabilities	25,098	27,755
Long-term debt	654	674
Deferred income taxes	4,916	4,658
Other liabilities	2,832	2,652

Total liabilities	33,500	35,739

Stockholders' equity:
Preferred stock, $1 par value—authorized 1,000,000 shares; none issued
Common stock, $1 par value—authorized 18,000,000 shares; issued 5,445,000 shares	5,445	5,445
Additional paid-in capital	2,713	2,246
Retained earnings	94,986	91,061
Unearned compensation	(469)	(509)
Treasury stock, at cost: 228,000 shares at December 28, 2002 and 230,000 shares at September 28, 2002	(2,296)	(2,324)

Total stockholders' equity	100,379	95,919

Total liabilities and stockholders' equity	$133,879	$131,658

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 28, 2002	December 29, 2001
Net sales	$48,782	$45,614
Cost of sales	32,989	31,895

Gross profit	15,793	13,719
Selling and administrative expenses	10,103	9,494
Interest expense	42	150

Income before taxes	5,648	4,075
Provision for income taxes (Note D)	1,899	1,360

Income from continuing operations	$3,749	$2,715

Discontinued operations (Note F):
Loss from operations, net of tax	(65)	(94)
Gain on disposal, net of tax	828	—

Net income	$4,512	$2,621

Income per basic share (Note E):
Continuing operations	$0.72	$0.53
Discontinued operations (Note F):
Loss from operations	(0.01)	(0.02)
Gain on disposal	0.16	—

Net income per basic share	$0.87	$0.51

Income per diluted share (Note E):
Continuing operations	$0.70	$0.52
Discontinued operations (Note F):
Loss from operations	(0.01)	(0.02)
Gain on disposal	0.15	—

Net income per diluted share	$0.84	$0.50

Cash dividends declared per share	$0.1125	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 28, 2002	December 29, 2001
Operating Activities:
Net income	$4,512	$2,621
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	2,522	2,777
Deferred income taxes	263	126
Changes in assets and liabilities:
Accounts receivable	2,497	2,216
Inventory	(661)	(1,302)
Accounts payable	265	(2,087)
Accrued taxes	(1,169)	(1,183)
Other elements of working capital	(1,641)	(970)
Gain on sale of discontinued operation (Note F)	(828)	—
Other, net	42	(47)

Cash provided from operating activities	5,802	2,151

Investment Activities:
Capital expenditures	(690)	(1,460)
Prepublication costs	(490)	(382)
Proceeds from sale of discontinued operation (Note F)	1,500	—

Cash provided from (used for) investment activities	320	(1,842)

Financing Activities:
Long-term debt repayments	(20)	(19)
Cash dividends	(587)	(511)
Proceeds from stock plans	38	103

Cash used for financing activities	(569)	(427)

Increase (decrease) in cash and cash equivalents	5,553	(118)
Cash and cash equivalents at the beginning of the period	5,630	173

Cash and cash equivalents at the end of the period	$11,183	$55

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

        The balance sheet as of December 28, 2002, the statements of income for the three-month periods ended December 28, 2002 and December 29, 2001, and the statements of cash flows for the three-month periods ended December 28, 2002 and December 29, 2001 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2002 have been reclassified in the accompanying financial statements in order to be consistent with the current year's classification.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("generally accepted accounting principles") have been condensed or omitted. The balance sheet data as of September 28, 2002 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report for the year ended September 28, 2002.

B.    GOODWILL AND OTHER INTANGIBLES, NET

        The Company accounts for goodwill in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." As of December 28, 2002 and September 28, 2002, "Goodwill and other intangibles, net" consists of goodwill of $24.9 million and other intangibles of $0.6 million. Other intangible assets includes approximately $0.1 million subject to amortization over a remaining seven year life, as well as approximately $0.5 million of prepaid pension costs. Goodwill has been allocated $9.3 million to the book manufacturing segment and $15.6 million to the specialty publishing segment. There has been no change in the carrying amount of goodwill during the period or in the allocation of goodwill by reportable segment.

C.    INVENTORIES

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 47% and 46% of the Company's inventories at December 28, 2002 and September 28, 2002, respectively. Other inventories, primarily at Dover, are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

	(000's Omitted)
	December 28, 2002	September 28, 2002
Raw materials	$3,861	$3,405
Work in process	4,259	4,852
Finished goods	13,953	13,155

Total	$22,073	$21,412

D.    INCOME TAXES

        The provision for income taxes from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	(000's Omitted)
	Three Months Ended
	December 28, 2002	December 29, 2001
Federal taxes at statutory rates	$1,965	$1,405
State taxes, net of federal benefit	117	88
Foreign sales corporation (FSC) export related income	(174)	(131)
Other	(9)	(2)

Total	$1,899	$1,360

E.    NET INCOME PER SHARE

        Following is a reconciliation of the shares used in the calculation of basic and diluted income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans.

	(000's Omitted)
	Three Months Ended
	December 28, 2002	December 29, 2001
Average shares outstanding for basic	5,215	5,115
Effect of potentially dilutive shares	167	155

Average shares outstanding for diluted	5,382	5,270

F.    DISCONTINUED OPERATIONS

        On December 17, 2002, the Company sold the assets of its wholly-owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the Custom Publishing segment. The Custom Publishing segment provided customized coursepacks and text books. Financial results of this discontinued operation for the periods presented are:

	(000's Omitted)
	Three Months Ended
	December 28, 2002	December 29, 2001
Sales	$133	$90
Pretax loss from operations	$(100)	$(134)
Income tax benefit	35	40

Loss after tax	$(65)	$(94)

Proceeds from sale	$1,500
Net assets sold and costs of disposal	199

Pretax gain	$1,301
Income tax provision	473

Gain on disposal, net of tax	$828

G.    BUSINESS SEGMENTS

        The Company has two business segments: full-service book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover Publications, Inc.

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

        The following table provides segment information for the three-month periods ended December 28, 2002 and December 29, 2001. Information relating to the discontinued Customized Education segment (Note F) is not included.

	(000's Omitted)
	Three Months Ended
	December 28, 2002	December 29, 2001
Net sales:
Book manufacturing	$41,840	$38,277
Specialty publishing	8,365	8,544
Elimination of intersegment sales	(1,423)	(1,207)

Total for continuing operations	$48,782	$45,614

Income (loss) before taxes:
Book manufacturing	$4,714	$3,145
Specialty publishing	1,061	908
Elimination of intersegment profit	(127)	22

Total for continuing operations	$5,648	$4,075

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

        Goodwill    The Company accounts for goodwill in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets". Accordingly, the Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company completed the annual impairment test required by SFAS No. 142 at September 28, 2002 resulting in no change to the nature or carrying amounts of its intangible assets. Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

        Prepublication Costs    The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as art-work and editorial efforts. Prepublication costs are amortized on a straight-line basis over a four-year period. Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand. Based upon this evaluation, adjustments may be required to amortization expense.

        Income Taxes    Income tax liabilities and assets are determined based upon the differences among the financial statement and tax bases of assets and liabilities, and taxes reported on the Company's tax returns. Changes in the recoverability of the Company's tax assets or audits by tax authorities could result in future charges or credits to income tax expense.

Results of Operations:

        For the three months ended December 28, 2002, the Company's income from continuing operations was $3.7 million, or $.70 per diluted share, up 38% from last year's $2.7 million, or $.52 per diluted share. These results do not include the results of a discontinued operation, Courier Custom Publishing, a provider of customized teaching materials which lost $.01 per diluted share for the period prior to its sale on December 17, 2002. The $1.5 million sale resulted in an after-tax gain of approximately $0.8 million or $.15 per diluted share. Including discontinued operations, net income for the first quarter was $.84 per diluted share versus $.50 per diluted share last year.

Continuing Operations

        Sales in the first quarter of fiscal 2003 were $48.8 million, up 7% from $45.6 million in the corresponding period last year. Sales from the Company's book manufacturing segment were $41.8 million, an increase of $3.6 million, or 9% from the first quarter of fiscal 2002. Within this segment, sales to the religious market increased by 17% compared to the prior year, reflecting higher order levels and elimination of backlogs associated with the start up of a new press last year. Sales to the educational market rose by 13% over the prior year's first quarter with both the elementary/high school and college markets showing renewed demand for reprints following inventory reductions in the previous year. Sales to the specialty trade market were up 7% compared to the same period last year, reflecting stronger sales of computer game books. Sales from the Company's specialty publishing segment, which is comprised of Dover Publications, Inc. ("Dover"), were $8.4 million in the first quarter of fiscal 2003, down 2% from the prior year's first quarter. These results reflect a mixed retail environment in the quarter, with disappointing sales to large bookstore chains but a 14% increase in direct-to-consumer sales and smaller increases in other non-bookstore channels and international sales.

        Gross profit increased to $15.8 million in the first quarter compared to $13.7 million in the same period last year, and, as a percentage of sales, increased to 32% of sales compared to 30% in the prior year period. Within the book manufacturing segment, gross profit in the first quarter increased by 260 basis points to 28% of sales compared to 25% in the prior year's first quarter. This increase was attributable to an improved sales mix, higher capacity utilization and continued improvements in production efficiencies. Gross profit as a percent of sales in the specialty publishing segment was 51%, compared to 47% in the same period last year, reflecting the benefits of a higher percentage of sales to the direct-to-consumer market without a retailer discount, combined with increasing prices and lower costs.

        Selling and administrative expenses increased to $10.1 million in the first quarter of fiscal 2003 from $9.5 million in the same period last year. As a percentage of sales, selling and administrative expenses were 21% in the first quarter of fiscal 2003, the same as the corresponding period last year. Within the book manufacturing segment, selling and administrative expenses in the first quarter of fiscal 2003 increased by 6% to $7.0 million from $6.6 million last year. As a percent of sales, selling and administrative expenses were 17% in both periods. In the specialty publishing segment, selling and administrative expenses of $3.1 million were 6% higher than the same period last year, due in part to increased spending on e-commerce and other marketing programs.

        Interest expense, net of interest income, was $42,000 in the first quarter of fiscal 2003 compared to interest expense of $150,000 in the same period of fiscal 2002. During the first quarter of fiscal 2003, there were no borrowings under the Company's revolving credit facility while cash investments averaged approximately $12 million at a 1.4% investment rate. For the same period last year, the Company averaged borrowings of $13.8 million on its credit facility at 2.8%. Interest expense in the first quarter of fiscal 2003 includes commitment fees and other costs associated with maintaining the Company's $60 million revolving credit facility, and is net of interest income of approximately $43,000.

        First quarter pretax income from the book manufacturing segment was $4.7 million, up 50% compared to the prior year period, and net income per diluted share was $.59, an increase of 44% over last year. Pretax income in the specialty publishing segment was approximately $1.1 million, or $.13 per diluted share, compared to $0.9 million, or $.11 per diluted share, in the first quarter of fiscal 2002.

        The Company's effective tax rate for the first quarter of fiscal 2003 was 33.6%, slightly higher than the 33.3% tax rate for the same period last year.

        Income from continuing operations for the first quarter of fiscal 2003 was $3.7 million, or $.70 per diluted share, versus $2.7 million, or $.52 per diluted share, in the prior year.

        For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 112,000 shares over last year's first quarter. The increase was largely due to options exercised under the Company's stock plans.

Discontinued Operations

        On December 17, 2002, the Company sold the assets of its wholly-owned subsidiary, Courier Custom Publishing, Inc. which comprised all of the activities of the Custom Publishing segment. The Custom Publishing segment provided customized coursepacks and text books. Sales in each of the periods presented were $0.1 million with a loss of $65,000, or $.01 per diluted share in this year's first quarter compared to a loss of $94,000 or $.02 per diluted share last year. Proceeds from the sale of Courier Custom Publishing were $1.5 million resulting in an after tax gain of $0.8 million, or $.15 per diluted share.

Liquidity and Capital Resources:

        During the first three months of fiscal 2003, operations provided approximately $5.8 million of cash. Income from continuing operations was $3.7 million and depreciation and amortization were $2.5 million. Working capital used approximately $0.4 million of cash.

        Investment activities in the first three months of fiscal 2003 provided approximately $0.3 million of cash. Proceeds from the sale of Courier Custom Publishing were $1.5 million. Capital expenditures were approximately $0.7 million and prepublication costs were approximately $0.5 million. For the entire fiscal year, capital expenditures are expected to be approximately $10 million to $12 million and prepublication costs are projected to be approximately $2 million.

        Financing activities for the first three months of fiscal 2003 used approximately $0.6 million of cash representing dividend payments. At December 28, 2002, the Company had no borrowings under its $60 million long-term revolving credit facility. The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2003.

        The following table summarizes the Company's contractual obligations and commitments at September 28, 2002 to make future payments as well as its existing commercial commitments.

		(000's omitted)
		Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Payments:
Long-Term Debt	$752	$78	$248	$178	$248
Operating Leases	$12,968	$3,869	$7,249	$1,850	$—
Purchase Obligations(1)	$1,274	$1,274	$—	$—	$—
Other Long-Term Liabilities	$2,652	$—	$1,157	$350	$1,145

(1)
Represent amounts at December 28, 2002.

        The Company's $60 million long-term revolving credit facility matures in March 2005 and bears interest at a floating rate.

Forward-Looking Information:

        Statements that describe future expectations, plans or strategies are considered "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, including seasonal changes in customer orders, changes in raw material costs, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, unanticipated changes in operating expenses, changes in technology, changes in copyright laws, changes in tax policy including export credits, and general changes in economic conditions. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes from the information concerning the Company's "Quantitative and Qualitative Disclosures About Market Risk" as previously reported in the Company's Annual Report on Form 10-K for the year ended September 28, 2002.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company continually reviews its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

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

COURIER CORPORATION
(Registrant)

February 7, 2003	By:	/s/ James F. Conway III

Date		James F. Conway III Chairman, President and Chief Executive Officer
February 7, 2003	By:	/s/ Robert P. Story, Jr.

Date		Robert P. Story, Jr. Senior Vice President and Chief Financial Officer
February 7, 2003	By:	/s/ Peter M. Folger

Date		Peter M. Folger Vice President and Chief Accounting Officer

CERTIFICATIONS

        The undersigned officer of Courier Corporation (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

February 7, 2003	By:	/s/ James F. Conway III

Date		James F. Conway III Chairman, President and Chief Executive Officer

        The undersigned officer of Courier Corporation (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

February 7, 2003	By:	/s/ Robert P. Story, Jr.

Date		Robert P. Story, Jr. Senior Vice President and Chief Financial Officer

CERTIFICATION

I, James F. Conway III, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Courier Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 7, 2003 Date	By: /s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer

CERTIFICATION

I, Robert P. Story, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Courier Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 7, 2003 Date	By: /s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Senior Vice President and Chief Financial Officer

QuickLinks

COURIER CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in thousands)
COURIER CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in thousands)
COURIER CORPORATION CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in thousands except per share amounts)
COURIER CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in thousands)
COURIER CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
COURIER CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES
COURIER CORPORATION (Registrant)
CERTIFICATIONS
CERTIFICATION
CERTIFICATION