Form 10-Q
period 2003-03-29
COURIER CORP
filed 2003-05-13
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

(978) 251-6000
(Registrant’s telephone number, including area code)

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

Yes     ☒          No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     ☒          No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2003
Common Stock, $1 par value	5,238,661 Shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	$48,605	$48,102	$97,387	$93,716
Cost of sales	33,019	33,975	66,413	66,242

Gross profit	15,586	14,127	30,974	27,474

Selling and administrative expenses	9,788	9,612	19,486	18,734
Interest expense	26	163	68	313

Income before taxes	5,772	4,352	11,420	8,427

Provision for income taxes (Note C)	1,984	1,474	3,883	2,834

Income from continuing operations	$3,788	$2,878	$7,537	$5,593

Discontinued operations (Note E):
Loss from operations, net of tax	—	(13)	(65)	(107)
Gain on disposal, net of tax	33	—	861	—

Net income	$3,821	$2,865	$8,333	$5,486

Income per basic share (Note D):
Continuing operations	$0.72	$0.56	$1.45	$1.09
Discontinued operations (Note E):
Loss from operations	—	—	(0.01)	(0.02)
Gain on disposal	0.01	—	0.16	—

Net income per basic share	$0.73	$0.56	$1.60	$1.07

Income per diluted share (Note D):
Continuing operations	$0.70	$0.54	$1.40	$1.06
Discontinued operations (Note E):
Loss from operations	—	—	(0.01)	(0.02)
Gain on disposal	0.01	—	0.16	—

Net income per diluted share	$0.71	$0.54	$1.55	$1.04

Cash dividends declared per share	$0.1125	$0.10	$0.2250	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 29,	September 28,
ASSETS	2003	2002

Current assets:
Cash and cash equivalents	$12,934	$5,630
Accounts receivable, less allowance
for uncollectible accounts	28,862	30,892
Inventories (Note B)	21,725	21,412
Deferred income taxes	3,154	3,163
Other current assets	471	625

Total current assets	67,146	61,722

Property, plant and equipment, less accumulated depreciation: $100,357 at March 29, 2003 and $96,813 at September 28, 2002	38,741	40,620

Prepublication costs (Note A)	3,517	3,219

Goodwill and other intangibles, net (Note A)	24,944	24,952

Other assets	1,156	1,145

Total assets	$135,504	$131,658

The accompanying notes are an integral part of the consolidated financial statements.

	March 29,	September 28,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002

Current liabilities:
Current maturities of long-term debt	$78	$78
Accounts payable	7,174	6,708
Accrued payroll	5,845	7,642
Accrued taxes	4,418	6,965
Other current liabilities	5,822	6,362

Total current liabilities	23,337	27,755

Long-term debt	635	674
Deferred income taxes	5,175	4,658
Other liabilities	2,370	2,652

Total liabilities	31,517	35,739

Stockholders’ equity:
Preferred stock, $1 par value – authorized 1,000,000 shares; none issued
Common stock, $1 par value – authorized 18,000,000 shares; issued 5,445,000 shares	5,445	5,445
Additional paid-in capital	2,893	2,246
Retained earnings	98,220	91,061
Unearned compensation	(430)	(509)
Treasury stock, at cost: 210,000 shares at March 29, 2003 and 230,000 shares at September 28, 2002	(2,141)	(2,324)

Total stockholders’ equity	103,987	95,919

Total liabilities and stockholders’ equity	$135,504	$131,658

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED

	March 29,	March 30,
	2003	2002

Operating Activities:
Net income	$8,333	$5,486
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,057	5,565
Deferred income taxes	526	253
Changes in assets and liabilities:
Accounts receivable	2,030	4,834
Inventory	(313)	559
Accounts payable	466	(2,744)
Accrued taxes	(2,581)	(2,072)
Other elements of working capital	(2,183)	(1,046)
Gain on sale of discontinued operations (Note E)	(861)	—
Other, net	(350)	222

Cash provided from operating activities	10,124	11,057

Investment Activities:
Capital expenditures	(2,373)	(2,333)
Prepublication costs	(1,107)	(841)
Proceeds from sale of discontinued operations (Note E)	1,500	—

Cash used for investment activities	(1,980)	(3,174)

Financing Activities:
Long-term debt repayments	(39)	(7,538)
Cash dividends	(1,174)	(1,024)
Proceeds from stock plans	373	547

Cash used for financing activities	(840)	(8,015)

Increase (decrease) in cash and cash equivalents	7,304	(132)

Cash and cash equivalents at the beginning of the period	5,630	173

Cash and cash equivalents at the end of the period	$12,934	$41

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of March 29, 2003, the statements of income for the three-month and six-month periods ended March 29, 2003 and March 30, 2002, and the statements of cash flows for the six-month periods ended March 29, 2003 and March 30, 2002 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.  Certain amounts for fiscal 2002 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 28, 2002 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Form 10-K and Annual Report for the year ended September 28, 2002.

Prepublication Costs

Prepublication costs, associated with the specialty publishing segment, are amortized using the straight-line method over an estimated useful life of four years.  Effective with the second quarter of fiscal 2003, amortization expense of prepublication costs was reclassified to cost of sales from selling and administrative expense.  Prior periods presented in the accompanying financial statements have been reclassified in order to be consistent with the current classification.

Goodwill and Other Intangibles, Net

The Company accounts for goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.”  As of March 29, 2003 and September 28, 2002, “Goodwill and other intangibles, net” consists of goodwill of $24.9 million and other intangibles of $0.1 million.  Goodwill has been allocated $9.3 million to the book manufacturing segment and $15.6 million to the specialty publishing segment.  There has been no change in the carrying amount of goodwill during the period or in the allocation of goodwill by reportable segment.  Other intangible assets are subject to amortization over a remaining seven-year life.

                                                B.            INVENTORIES

                                                Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 45% and 46% of the Company’s inventories at March 29, 2003 and September 28, 2002, respectively.  Other inventories, primarily at Dover, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 29,	September 28,
	2003	2002
Raw materials	$3,078	$3,405
Work in process	4,658	4,852
Finished goods	13,989	13,155
Total	$21,725	$21,412

C.         INCOME TAXES

The provision for income taxes from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002
Federal taxes at statutory rates	$1,999	$1,526	$3,966	$2,931
State taxes, net of federal benefit	137	108	254	196
Foreign sales corporation (FSC) export related income	(184)	(154)	(358)	(285)
Other	32	(6)	21	(8)
Total	$1,984	$1,474	$3,883	$2,834

                                                D.            NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Average shares outstanding for basic	5,223	5,134	5,219	5,125
Effect of potentially dilutive shares	181	189	174	174
Average shares outstanding for diluted	5,404	5,323	5,393	5,299

                E.             DISCONTINUED OPERATIONS

On December 17, 2002, the Company sold the assets of its wholly-owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the Customized Education segment.  During the quarter ended March 29, 2003, the Company adjusted its estimated costs associated with the sale of this segment by $51,000.  The Customized Education segment provided customized coursepacks and textbooks. Financial results of this discontinued operation for the periods presented are:

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002
Sales	$9	$401	$142	$491

Pretax loss from operations	$—	$(44)	$(100)	$(178)
Income tax benefit	—	(31)	(35)	(71)
Loss after tax	$—	$(13)	$(65)	$(107)

Proceeds from sale	$—		$1,500
Net assets sold and costs of disposal	(51)		148
Pretax gain	$51		$1,352
Income tax provision	18		491
Gain on disposal, net of tax	$33		$861

                F.             BUSINESS SEGMENTS

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

The following table provides segment information for the three-month and six-month periods ended March 29, 2003 and March 30, 2002. Information relating to the discontinued Customized Education segment (Note E) is not included.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales:
Book manufacturing	$41,127	$40,500	$82,967	$78,777
Specialty publishing	9,077	8,854	17,442	17,398
Elimination of intersegment sales	(1,599)	(1,252)	(3,022)	(2,459)
Total for continuing operations	$48,605	$48,102	$97,387	$93,716

Income (loss) before taxes:
Book manufacturing	$4,714	$3,635	$9,428	$6,780
Specialty publishing	1,188	901	2,249	1,809
Elimination of intersegment profit	(130)	(184)	(257)	(162)
Total for continuing operations	$5,772	$4,352	$11,420	$8,427

Item 2.	COURIER CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates:

The Company’s consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.   On an ongoing basis, management evaluates its estimates and judgments, including those related to collectibility of accounts receivable, recovery of inventories, impairment of goodwill, prepublication costs and income taxes.  Management bases its estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Actual results may differ from these estimates.  The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

Accounts Receivable   Management performs ongoing credit evaluations of the Company’s customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness.  Collections and payments from customers are continuously monitored.  A provision for estimated credit losses is determined based upon historical experience and any specific customer collection issues that have been identified.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories   Management records reductions in the cost basis of inventory for excess and obsolete inventory based primarily upon historical and forecasted product demand.  If actual market conditions are less favorable than those projected by management, additional inventory charges may be required.

Goodwill  The Company accounts for goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”.  Accordingly, the Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test required by SFAS No. 142 at September 28, 2002 resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

Income Taxes   Income tax liabilities and assets are determined based upon the differences among the financial statement and tax bases of assets and liabilities, and taxes reported on the Company’s tax returns.  Changes in the recoverability of the Company’s tax assets or audits by tax authorities could result in future charges or credits to income tax expense.

Results of Operations:

For the second quarter of fiscal 2003, the Company’s income from continuing operations was $3.8 million, or $.70 per diluted share, an increase of 32% from last year’s corresponding period results of $2.9 million, or $.54 per diluted share.  Sales in the second quarter of fiscal 2003 were $48.6 million, up 1% from $48.1 million in the corresponding period last year.  Gross profit increased to $15.6 million in the second quarter compared to $14.1 million in the same period last year, and, as a percentage of sales, increased to 32% compared to 29% in the prior year period.

For the first six months of fiscal 2003, income from continuing operations increased 35% to $7.5 million, or $1.40 per diluted share, compared to $5.6 million, or $1.06 per diluted share, for the first half of fiscal 2002.  Six-month sales were $97.4 million, up 4% from the first half of last year.  Gross profit as a percentage of sales also increased to 32% on a year-to-date basis compared to 29% in the corresponding period of fiscal 2002. These quarter and year-to-date amounts do not include the results of a discontinued operation, Courier Custom Publishing, a provider of customized teaching materials which was sold on December 17, 2002.

Continuing Operations

Book Manufacturing Segment:

Sales from the Company’s book manufacturing segment were $41.1 million, an increase of 2% over the second quarter of fiscal 2002.  Within this segment, sales to the religious market declined 6% in the second quarter although sales were up 4% on a year-to-date basis compared to fiscal 2002.  Sales in the education market rose by 6% in the second quarter compared to the prior year.  Sales in higher education, the largest portion of this market, were up 20% in the quarter reflecting renewed demand for reprints of college texts following inventory reductions in the previous year.  In the elementary/high school market, sales declined 20% in the second quarter compared to the same period last year, reflecting a lighter schedule of state textbook adoptions and tighter state budgets this year.  Sales to the specialty trade market were up 11% in the second quarter and 9% year to date compared to the corresponding period last year, reflecting a return to more normal order patterns after significant inventory reductions by publishers last year.

Gross profit as a percentage of sales in the book manufacturing segment increased by 240 basis points to 28.2% in the second quarter from 25.8% in the same quarter last year.  The increase was the result of a favorable shift in sales mix as well as improvements in process management and productivity combined with tight control of costs.

Selling and administrative expenses in the second quarter rose 1% to $6.9 million compared to the same period in the prior year.

Pretax income in this segment increased 30% to $4.7 million or $.58 per diluted share in the second quarter compared to $3.6 million or $.46 per diluted share in the corresponding quarter last year.  As a percentage of sales, pretax income increased to 11.5% in the quarter from 9.0% in the same period last year.

For the first half of fiscal 2003, sales in the book manufacturing segment were $83.0 million, an increase of 5% over the first half of fiscal 2002.  As a percentage of sales, gross profit increased 250 basis points to 28.0% year to date compared to 25.5% in the same period last year reflecting productivity gains, cost reductions and a more favorable sales mix.  Pretax earnings were $9.4 million, or $1.17 per diluted share, an increase of 39% over the first six months of last year.

Specialty Publishing Segment

Sales from the Company’s specialty publishing segment, which is comprised of Dover Publications, Inc. (“Dover”), were $9.1 million in the second quarter of fiscal 2003, an increase of 2.5% over the prior year’s second quarter. These results reflect a mixed retail environment in the quarter.  Sales to U.S. wholesalers and retailers, which comprise approximately 75% of Dover’s sales, increased only 2% in the second quarter compared to the same period last year.  Sales declined at large bookstore chains but increased at craft stores, gift shops and other non-bookstore retailers.  Direct-to-consumer sales, which comprise approximately 14% of Dover’s total sales, increased 34% over the prior year second quarter.  International sales were down 3% in the second quarter, where significant increases to Canada and the U.K. were offset by decreases in the Middle East, the Far East and South America.

Gross profit as a percent of sales in the specialty publishing segment increased 200 basis points to 45.5% in the second quarter compared to the same period last year.  Amortization expense related to prepublication costs was reclassified from selling and administrative expense to cost of sales in the second quarter of fiscal 2003.  All prior periods have been reclassified to be consistent with this presentation.  The improvement in the gross profit percentage reflects declining product costs related to the sale of inventory from the original acquisition, which added approximately 130 basis points, as well as increased prices and a favorable direct sales mix.

Selling and administrative expenses in this segment were $2.9 million in the second quarter, or 31% of sales; an increase of 3% over the corresponding prior year period due in part to increased spending on e-commerce and other marketing programs.

Pretax income in the specialty publishing segment was $1.2 million, a 32% increase over last year’s second quarter, reflecting the increase in sales and improvement in gross profit margins.

For the first six months of fiscal 2003, Dover’s sales were comparable to the same period last year at $17.4 million.  Direct-to-consumer sales were up 22% over the first half of fiscal 2002, including a 46% increase in online consumer sales.  U.S. trade sales were down 2% on a year-to-date basis compared to the prior year primarily because of the large bookstore chains.  Gross profit in the first half of the year increased 260 basis points to 45.9% as a percentage of sales compared to 43.3% last year, after adjusting both periods for the reclassification of amortization of prepublication costs.  Pretax income for the first six months increased 24% over last year to $2.2 million.  Factors that affected the second quarter similarly affected year-to-date results.

Total Company

Interest expense, net of interest income, was $26,000 in the second quarter of fiscal 2003 compared to interest expense of $163,000 in the same period of fiscal 2002.  During the second quarter of fiscal 2003, there were no borrowings under the Company’s $60 million revolving credit facility, however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in the second quarter of fiscal 2003 averaged approximately $15 million at a 1.2% annual investment rate generating interest income of approximately $46,000.  For the same period last year, the Company averaged borrowings of $11.4 million on its credit facility at 2.3%.  For the first six months of fiscal 2003, interest expense, net of interest income, was $68,000 compared to $313,000 in the first half of last year.  This decrease resulted from the same factors that affected the second quarter.

The Company’s effective tax rates for the second quarter and first six months of fiscal 2003 were slightly higher than the tax rates for the corresponding periods last year.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 81,000 shares over last year’s second quarter.  The increase was largely due to options exercised under the Company’s stock plans.

Discontinued Operations

On December 17, 2002, the Company sold the assets of its wholly-owned subsidiary, Courier Custom Publishing, Inc. which comprised all of the activities of the Customized Education segment. The Customized Education segment provided customized coursepacks and textbooks.  Year-to-date results were a loss of $65,000, or $.01 per diluted share, in the current year compared to a loss of $107,000, or $.02 per diluted share, in the prior year.  Proceeds from the sale of Courier Custom Publishing were $1.5 million resulting in an after tax gain of approximately $0.9 million, or $.16 per diluted share.

Liquidity and Capital Resources:

During the first six months of fiscal 2003, operations provided approximately $10.1 million of cash.  Income from continuing operations was $7.5 million and depreciation and amortization were $5.1 million.  Working capital used approximately $2.6 million of cash, primarily for the payment of accrued taxes.

Investment activities in the first half of fiscal 2003 used approximately $2.0 million of cash. Proceeds from the sale of Courier Custom Publishing were $1.5 million. Capital expenditures were approximately $2.4 million and prepublication costs were approximately $1.1 million.  For the entire fiscal year, capital expenditures are expected to be approximately $10 million to $12 million and prepublication costs are projected to be approximately $2 million. In March 2003, the Company announced an agreement to sell approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, Massachusetts for $1.7 million.  Courier will continue its current levels of book manufacturing at the site.  The agreement contains a number of significant contingencies. Assuming these contingencies can be resolved, closing is anticipated in late 2003.  Although the carrying value of the property is nominal, the agreement requires that the Company incur certain costs to complete the transaction, such as the separation of all utilities within the complex.  Although these costs could be significant, if the transaction is completed, the Company anticipates realizing a small gain on the sale.

Financing activities for the first six months of fiscal 2003 used approximately $0.8 million of cash.  Dividend payments were $1.2 million while proceeds from stock plans were $0.4 million.  At March 29, 2003, the Company had no borrowings under its $60 million long-term revolving credit facility, which matures in March 2005 and bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2003.

The following table summarizes the Company’s contractual obligations and commitments at September 28, 2002 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual Payments:
Long-Term Debt	$752	$78	$248	$178	$248

Operating Leases	$12,968	$3,869	$7,249	$1,850	$—

Purchase Obligations (1)	$1,969	$1,969	$—	$—	$—

Other Long-Term Liabilities	$2,652	$—	$1,157	$350	$1,145

(1)          Represent amounts at March 29, 2003.

Forward-Looking Information:

Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, changes in raw material costs, pricing actions by competitors, success in the integration of acquired businesses, unanticipated changes in operating expenses, changes in technology, changes in copyright laws, changes in tax policy including export credits, and general changes in economic conditions.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 28, 2002.

Item 4.                    CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures

            As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company continually reviews its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

(b)       Changes in internal controls

            There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant was held on January 16, 2003.  The election of directors was the only matter voted on.  All nominees of the Board of Directors of the registrant were re-elected for a three-year term.  Votes were cast as follows:  James F. Conway III - 4,769,494 votes for and 18,778 votes withheld; Kathleen Foley Curley - 4,770,216 votes for and 18,056 votes withheld; W. Nicholas Thorndike — 4,770,216 votes for and 18,056 votes withheld.

Item 5.	Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

	Exhibit No.	Description

99.1

Certification of Chief Executive Officer

	99.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

Filed March 21, 2003, reporting under Item 5 a press release dated March 19, 2003 announcing the election of Ronald L. Skates to the Courier Corporation board of directors.

Filed March 28, 2003, reporting under Item 5 a press release dated March 28, 2003 announcing an agreement to sell the unused portion of its multi-building manufacturing complex in Westford, Massachusetts.

Filed April 17, 2003, reporting under Item 12 a press release dated April 17, 2003 reporting financial results for the quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

May 9, 2003	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

May 9, 2003	By:	s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and
Chief Financial Officer

May 9, 2003	By:	s/Peter M. Folger
Date		Peter M. Folger
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                            The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                            The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	s/James F. Conway III
Date		James F. Conway III
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and
Chief Financial Officer