Form 10-Q
period 2003-06-28
COURIER CORP
filed 2003-08-12
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Yes     ☒        No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     ☒        No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2003
Common Stock, $1 par value	5,242,589 Shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$51,076	$51,668	$148,463	$145,384
Cost of sales	34,114	36,256	100,527	102,498

Gross profit	16,962	15,412	47,936	42,886

Selling and administrative expenses	9,578	9,154	29,064	27,888
Interest expense (income)	(2)	86	66	399

Income before taxes	7,386	6,172	18,806	14,599

Provision for income taxes (Note C)	2,614	2,026	6,497	4,860

Income from continuing operations	$4,772	$4,146	$12,309	$9,739

Discontinued operations (Note E):
Loss from operations, net of tax	—	(66)	(65)	(173)
Gain on disposal, net of tax	—	—	861	—

Net income	$4,772	$4,080	$13,105	$9,566

Income per basic share (Note D):
Continuing operations	$0.91	$0.80	$2.36	$1.90
Discontinued operations (Note E):
Loss from operations	—	(0.01)	(0.01)	(0.03)
Gain on disposal	—	—	0.16	—

Net income per basic share	$0.91	$0.79	$2.51	$1.86

Income per diluted share (Note D):
Continuing operations	$0.88	$0.77	$2.28	$1.83
Discontinued operations (Note E):
Loss from operations	—	(0.01)	(0.01)	(0.03)
Gain on disposal	—	—	0.16	—

Net income per diluted share	$0.88	$0.76	$2.43	$1.80

Cash dividends declared per share	$0.1125	$0.10	$0.3375	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 28, 2003	September 28, 2002
ASSETS

Current assets:
Cash and cash equivalents	$20,054	$5,630
Accounts receivable, less allowance for uncollectible accounts	28,750	30,892
Inventories (Note B)	21,469	21,412
Deferred income taxes	3,069	3,163
Other current assets	882	625

Total current assets	74,224	61,722

Property, plant and equipment, less accumulated depreciation: $102,323 at June 28, 2003 and $96,813 at September 28, 2002	38,449	40,620

Prepublication costs (Note A)	3,658	3,219

Goodwill and other intangibles, net (Note A)	24,940	24,952

Other assets	1,299	1,145

Total assets	$142,570	$131,658

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 28, 2003	September 28, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$78	$78
Accounts payable	6,767	6,708
Accrued payroll	7,263	7,642
Accrued taxes	4,538	6,965
Other current liabilities	7,023	6,362

Total current liabilities	25,669	27,755

Long-term debt	615	674
Deferred income taxes	5,452	4,658
Other liabilities	2,551	2,652

Total liabilities	34,287	35,739

Stockholders’ equity:
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 5,445,000 shares	5,445	5,445
Additional paid-in capital	2,931	2,246
Retained earnings	102,403	91,061
Unearned compensation	(390)	(509)
Treasury stock, at cost: 206,000 shares at June 28, 2003 and 230,000 shares at September 28, 2002	(2,106)	(2,324)

Total stockholders’ equity	108,283	95,919

Total liabilities and stockholders’ equity	$142,570	$131,658

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 28, 2003	June 29, 2002

Operating Activities:
Net income	$13,105	$9,566
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	7,431	8,289
Deferred income taxes	888	1,399
Changes in assets and liabilities:
Accounts receivable	2,142	5,586
Inventory	(57)	9
Accounts payable	59	(2,687)
Accrued taxes	(2,461)	(1,665)
Other elements of working capital	25	293
Gain on sale of discontinued operations (Note E)	(861)	—
Other, net	(270)	371

Cash provided from operating activities	20,001	21,161

Investment Activities:
Capital expenditures	(4,048)	(3,887)
Prepublication costs	(1,653)	(1,282)
Proceeds from sale of discontinued operations (Note E)	1,500	—

Cash used for investment activities	(4,201)	(5,169)

Financing Activities:
Long-term debt repayments	(59)	(15,307)
Cash dividends	(1,763)	(1,541)
Proceeds from stock plans	446	738

Cash used for financing activities	(1,376)	(16,110)

Increase (decrease) in cash and cash equivalents	14,424	(118)

Cash and cash equivalents at the beginning of the period	5,630	173

Cash and cash equivalents at the end of the period	$20,054	$55

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of June 28, 2003, the statements of income for the three-month and nine-month periods ended June 28, 2003 and June 29, 2002, and the statements of cash flows for the nine-month periods ended June 28, 2003 and June 29, 2002 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.  Certain amounts for fiscal 2002 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

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

Goodwill and Other Intangibles, Net

The Company accounts for goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.”  As of June 28, 2003 and September 28, 2002, “Goodwill and other intangibles, net” consists of goodwill of approximately $24.9 million and other intangibles of $0.1 million.  Goodwill has been allocated $9.3 million to the book manufacturing segment and $15.6 million to the specialty publishing segment.  There has been no change in the carrying amount of goodwill during the period or in the allocation of goodwill by reportable segment.  Other intangible assets are subject to amortization over a remaining seven-year life.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 44% and 46% of the Company’s inventories at June 28, 2003 and September 28, 2002, respectively.  Other inventories, primarily at Dover, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 28, 2003	September 28, 2002
Raw materials	$1,973	$3,405
Work in process	5,187	4,852
Finished goods	14,309	13,155
Total	$21,469	$21,412

C.                                    INCOME TAXES

The provision for income taxes from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Federal taxes at statutory rates	$2,563	$2,105	$6,529	$5,015
State taxes, net of federal benefit	201	137	455	327
Foreign sales corporation (FSC) export related income	(144)	(243)	(502)	(523)
Other	(6)	27	15	41
Total	$2,614	$2,026	$6,497	$4,860

D.                                    NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Average shares outstanding for basic	5,237	5,161	5,225	5,137
Effect of potentially dilutive shares	186	195	179	183
Average shares outstanding for diluted	5,423	5,356	5,404	5,320

E.             DISCONTINUED OPERATIONS

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the Customized Education segment.  The Customized Education segment provided customized coursepacks and textbooks. Financial results of this discontinued operation for the periods presented are:

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Sales	$—	$125	$142	$616

Pretax loss from operations	$—	$(111)	$(100)	$(289)
Income tax benefit	—	(45)	(35)	(116)
Loss after tax	$—	$(66)	$(65)	$(173)

Proceeds from sale			$1,500
Net assets sold and costs of disposal			148
Pretax gain			$1,352
Income tax provision			491
Gain on disposal, net of tax			$861

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

The following table provides segment information for the three-month and nine-month periods ended June 28, 2003 and June 29, 2002. Information relating to the discontinued Customized Education segment (Note E) is not included.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales:
Book manufacturing	$43,561	$44,699	$126,528	$123,476
Specialty publishing	8,948	8,487	26,390	25,885
Elimination of intersegment sales	(1,433)	(1,518)	(4,455)	(3,977)
Total for continuing operations	$51,076	$51,668	$148,463	$145,384

Income (loss) before taxes:
Book manufacturing	$6,294	$5,411	$15,722	$12,191
Specialty publishing	1,208	904	3,457	2,713
Elimination of intersegment profit	(116)	(143)	(373)	(305)
Total for continuing operations	$7,386	$6,172	$18,806	$14,599

Item 2.	COURIER CORPORATION
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

Prepublication Costs   The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over a four-year period.  Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  Based upon this evaluation, adjustments may be required to amortization expense.

Income Taxes   Income tax liabilities and assets are determined based upon the differences among the financial statement and tax bases of assets and liabilities, and taxes reported on the Company’s tax returns.  Changes in the recoverability of the Company’s tax assets or audits by tax authorities could result in future charges or credits to income tax expense.

Results of Operations:

For the third quarter of fiscal 2003, the Company’s income from continuing operations was $4.8 million, or $.88 per diluted share, an increase of 15% over last year’s corresponding period results of $4.1 million, or $.77 per diluted share.  Sales for the third quarter of fiscal 2003 were $51.1 million, off 1% from $51.7 million in the third quarter of fiscal 2002.  Gross profit increased to $17.0 million in the third quarter compared to $15.4 million in the same period last year, and, as a percentage of sales, increased to 33% compared to 30% in the prior year period.

For the first nine months of fiscal 2003, income from continuing operations increased 26% to $12.3 million, or $2.28 per diluted share, compared to $9.7 million, or $1.83 per diluted share, for the same period last year.  Nine-month sales were $148.5 million, up 2% from the first nine months of fiscal 2002.  Gross profit as a percentage of sales increased to 32% on a year-to-date basis compared to 29% in the corresponding period of fiscal 2002. These quarter and year-to-date amounts do not include the results of a discontinued operation, Courier Custom Publishing, a provider of customized teaching materials which was sold on December 17, 2002.

Continuing Operations

Book Manufacturing Segment

Sales from the Company’s book manufacturing segment were $43.6 million, a decrease of 2.5% from the third quarter of fiscal 2002.  Within this segment, sales in the education market rose by 5% in the third quarter compared to the prior year.  Sales in higher education, the largest portion of this market, were up 22% in the quarter reflecting strong growth in demand for four-color textbooks.  In the elementary/high school market, sales declined 13% in the third quarter compared to the same period last year, reflecting a lighter schedule of state textbook adoptions and tighter state budgets this year.  Sales to the religious market declined 10% in the quarter compared to the third quarter of fiscal 2002.  In 2003, sales of religious trade books have suffered from reductions in the number of new titles released as publishers work to control costs in the slow economy.  Sales to the specialty trade market were up 14% in the third quarter compared to the corresponding period last year, reflecting a return to more normal order patterns after significant inventory reductions by publishers last year.  The improvement in sales also reflects gains in market share and continued rising demand for game books.

Gross profit as a percentage of sales in the book manufacturing segment increased by 290 basis points to 29.5% in the third quarter from 26.6% in the same quarter last year.  The increase was the result of tight control of costs, a favorable shift in sales mix, and continuing gains in productivity due to new equipment and increased employee training.

Selling and administrative expenses in the third quarter rose 1% to $6.6 million compared to the same period in the prior year.

Pretax income in this segment increased 16% to $6.3 million, or $.75 per diluted share, in the third quarter compared to $5.4 million, or $.68 per diluted share, in the corresponding quarter last year.  As a percentage of sales, pretax income increased to 14% in the quarter from 12% in the same period last year.

For the first nine months of fiscal 2003, sales in the book manufacturing segment were $126.5 million, an increase of 2.5% over the corresponding period of fiscal 2002.  As a percentage of sales, gross profit increased 260 basis points to 28.5% year to date compared to 25.9% in the same period last year reflecting productivity gains, cost reductions and a more favorable sales mix.  Pretax earnings were $15.7 million, or $1.92 per diluted share, an increase of 29% over the first nine months of last year.

Specialty Publishing Segment

Sales from the Company’s specialty publishing segment, which is comprised of Dover Publications, Inc. (“Dover”), were $8.9 million in the third quarter of fiscal 2003, an increase of 5% over the same period last year.  This improvement in the quarter was largely attributable to increased sales to large bookstore chains and international sales, which had both experienced sales declines in the first half of the year.

Gross profit as a percent of sales in the specialty publishing segment increased 410 basis points to 47.2% in the third quarter compared to the same period last year.  Amortization expense related to prepublication costs was reclassified from selling and administrative expense to cost of sales in the second quarter of fiscal 2003.  All prior periods have been reclassified to be consistent with this presentation.  The improvement in the gross profit percentage reflects increased prices as well as cost savings from shifting more manufacturing of Dover books to the Company’s manufacturing plants.  Also, declining product costs related to the sale of inventory from the original acquisition added approximately 75 basis points.

Selling and administrative expenses in this segment were $2.9 million in the third quarter, an increase of 14% over the corresponding prior year period primarily due to higher sales and marketing expenses.

Pretax income in the specialty publishing segment was $1.2 million, or $.14 per diluted share, a 34% increase over last year’s third quarter, reflecting the increase in sales and improvement in gross profit margins.

For the first nine months of fiscal 2003, Dover’s sales were $26.4 million, an increase of 2% over the same period last year.  Gross profit year to date increased by 310 basis points to 46.3% as a percentage of sales compared to 43.2% last year, after adjusting for the reclassification of amortization of prepublication costs.  This improvement reflects the benefit of higher prices and a favorable mix of direct-to-consumer sales.  Also, declining product costs related to the sale of inventory from the original acquisition added approximately 130 basis points to gross profit year to date.  Pretax income for the first nine months increased 27% over last year to $3.5 million.

Total Consolidated Company

Interest income, net of interest expense, was $2,000 in the third quarter of fiscal 2003 compared to interest expense of $86,000 in the same period of fiscal 2002.  During the third quarter of fiscal 2003, there were no borrowings under the Company’s $60 million revolving credit facility, however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in the third quarter of fiscal 2003 averaged approximately $18.5 million at a 1.1% annual investment rate generating interest income of approximately $51,000.  For the same period last year, the Company’s average borrowings were $5.0 million on its credit facility at 2.3%.  For the first nine months of fiscal 2003, interest expense, net of interest income, was $66,000 compared to $399,000 in the corresponding period last year.  This decrease resulted from the same factors that affected the third quarter.

The Company’s effective tax rates for the third quarter and first nine months of fiscal 2003 were 35% compared to 33% for the corresponding periods last year reflecting a higher effective state tax rate and a reduced benefit from export related income.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 67,000 shares over last year’s third quarter.  The increase was largely due to options exercised under the Company’s stock plans.

Discontinued Operations

On December 17, 2002, the Company sold the assets of its wholly-owned subsidiary, Courier Custom Publishing, Inc. which comprised all of the activities of the Customized Education segment. The Customized Education segment provided customized coursepacks and textbooks.  Year-to-date results were a loss of $65,000, or $.01 per diluted share, in the current year compared to a loss of $173,000, or $.03 per diluted share, in the prior year.  Proceeds from the sale of Courier Custom Publishing were $1.5 million resulting in an after tax gain of approximately $0.9 million, or $.16 per diluted share.

Liquidity and Capital Resources:

During the first nine months of fiscal 2003, operations provided approximately $20 million of cash.  Income from continuing operations was $12.3 million and depreciation and amortization were $7.4 million.  Working capital used approximately $0.6 million of cash, primarily for the payment of accrued taxes.

Investment activities in the first nine months of fiscal 2003 used approximately $4.2 million of cash.  Proceeds from the sale of Courier Custom Publishing were $1.5 million. Capital expenditures were approximately $4.0 million and prepublication costs were approximately $1.7 million.  For the entire fiscal year, capital expenditures are expected to be approximately $10 to $12 million, primarily for new equipment to increase productivity and lower costs in the book manufacturing segment.  This amount also includes deposits on a major new press for delivery next spring to expand the Company’s four-color printing capacity.   Prepublication costs for the full fiscal year are projected to be approximately $2 million. In March 2003, the Company announced an agreement to sell approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, Massachusetts for $1.7 million.  Courier will continue its current levels of book manufacturing at the site.  The agreement contains a number of significant contingencies. Assuming these contingencies can be resolved, closing is anticipated in late 2003.  Although the carrying value of the property is nominal, the agreement requires that the Company incur certain costs to complete the transaction, such as the separation of all utilities within the complex.  Although these costs could be significant, if the transaction is completed, the Company anticipates realizing a small gain on the sale.

Financing activities for the first nine months of fiscal 2003 used approximately $1.4 million of cash.  Dividend payments were $1.8 million while proceeds from stock plans were $0.4 million.  At June 28, 2003, the Company had no borrowings under its $60 million long-term revolving credit facility, which bears interest at a floating rate.  During the quarter, the maturity date of this facility was extended to March 2006.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2003.

The following table summarizes the Company’s contractual obligations and commitments at September 28, 2002 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Payments:
Long-Term Debt	$752	$78	$248	$178	$248
Operating Leases	$12,968	$3,869	$7,249	$1,850	$—
Purchase Obligations(1)	$9,334	$9,334	$—	$—	$—
Other Long-Term Liabilities	$2,652	$—	$1,157	$350	$1,145

(1)          Represent amounts at June 28, 2003.

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

Item 4.                                                           CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company continually reviews its disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

(b)                                  Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10

Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, Fleet National Bank, KeyBank National Association, Citizens Bank of Massachusetts and Sovereign Bank, providing for a $60 million revolving credit facility.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b)  Reports on Form 8-K

Filed July 17, 2003, reporting under Item 12 a press release dated July 17, 2003 reporting financial results for the quarter ended June 28, 2003.

Filed August 12, 2003, reporting under Item 11 a notice to employees dated August 8, 2003 regarding a change in investment, trustee and record keeping services for the Courier Profit Sharing and Savings Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION
(Registrant)

August 12, 2003	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

August 12, 2003	By:	s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and Chief Financial Officer

August 12, 2003	By:	s/Peter M. Folger
Date		Peter M. Folger
Vice President and Chief Accounting Officer