Form 10-K
period 2003-09-27
COURIER CORP
filed 2003-12-08
CIK 25212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2003
OR
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

Common Stock, $1 par value—$172,551,513

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 8, 2003 (reflects three-for-two stock split effected in the form of a 50% stock dividend, except for treasury shares, which was announced by the registrant on November 6, 2003, was payable to shareholders of record on November 17, 2003, and was distributed on December 5, 2003)

Common Stock, $1 par value—7,932,164

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of stockholders scheduled to be held on January 15, 2004 (Part III).

PART I

Item 1. Business.

INTRODUCTION

        Courier Corporation and its subsidiaries ("Courier" or the "Company") are among America's leading book manufacturers and specialty publishers. Courier Corporation, founded in 1824, was incorporated under the laws of Massachusetts on June 30, 1972. The Company has two business segments: full-service book manufacturing and specialty book publishing. In fiscal 2003, Courier sold all of the assets of Courier Custom Publishing, Inc. which comprised all of the remaining activities of the customized education segment.

        The book manufacturing segment focuses on streamlining and enhancing the process of bringing books from the point of creation to the point of use. Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from content management, prepress and production through storage and distribution. Courier's principal book manufacturing markets are religious, educational and specialty trade books with products including Bibles, educational texts and consumer books. Revenues from this segment accounted for approximately 85% of Courier's consolidated revenues in 2003.

        The specialty publishing segment consists of Dover Publications, Inc. ("Dover"), acquired by Courier on September 22, 2000. Dover publishes over 8,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from musical scores to typographical fonts. Revenues in this segment were approximately 18% of consolidated sales in 2003. The combination of Dover's publishing, sales and distribution skills with Courier's book manufacturing, digital content conversion, and e-commerce skills are providing a powerful end-to-end publishing solution for Courier.

Sales by segment (in thousands)	2003	2002	2001
Book Manufacturing	$171,858	$170,382	$181,233
Specialty Publishing	36,391	36,004	33,259
Customized Education	—	—	368
Intersegment sales	(6,247)	(5,362)	(4,037)

Total	$202,002	$201,024	$210,823

        Additional segment information, including the amounts of earnings or loss before taxes and total assets, for each of the last three fiscal years, is contained in the Notes to Consolidated Financial Statements on pages F-18 and F-19 included in this Annual Report on Form 10-K.

        On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc. Courier Custom Publishing provided customized coursepacks and textbooks. The disposition was accounted for as a discontinued operation. Additional information is contained in Note H in the Notes to Consolidated Financial Statements on pages F-16 and F-17 included in this Annual Report on Form 10-K. In March 2001, Courier sold substantially all of the assets of The Home School and ceased operating this business. The Company had purchased the assets of The Home School Books & Supplies in September 1997. The Home School was a direct marketer of educational materials to families engaged in educating children at home and had been included in the customized education segment prior to its sale.

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

        Courier's book manufacturing sales force of 18 people is responsible for all of the Company's sales to over 500 book-manufacturing customers. Courier's salespeople operate out of sales offices located in New York, New York, Chicago, Illinois, Philadelphia, Pennsylvania, Hayward, California, North Chelmsford, Massachusetts and North Bergen and North Caldwell, New Jersey.

        Sales to The Gideons International aggregated approximately 27% of consolidated sales in 2003, 26% in 2002 and 25% in 2001. Sales to Pearson plc aggregated approximately 18% of 2003 consolidated sales, 15% in 2002 and 13% in 2001. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on the Company. No other customer accounted for more than 10% of consolidated sales. The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 22% in 2003, 21% in 2002 and 19% in 2001.

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

MATERIALS AND SUPPLIES

        Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements. Many of Courier's book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production. Dover purchases a significant portion of its books from Courier's book manufacturing operations. During 2003, paper prices decreased slightly.

ENVIRONMENTAL REGULATIONS

        The Company's operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination. The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations. No significant expenditures for this purpose are anticipated in 2004. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company's earnings or competitive position.

EMPLOYEES

        The Company employed 1,420 persons at September 27, 2003 compared to 1,455 a year ago.

OTHER

        Courier's overall business is not significantly seasonal in nature, although demand is normally highest in the Company's fourth quarter. Educational publishers in the book manufacturing segment and Dover's business all contribute to this higher fourth quarter demand. There is no portion of Courier's business subject to cancellation of government contracts or renegotiation of profits.

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

Item 2. Properties.

REAL PROPERTIES

        The following schedule lists the facilities owned or leased by Courier at September 27, 2003. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

Principal Activity and Location (Year Constructed)	Owned/ Leased	Size in Sq. Ft.
Corporate headquarters and executive offices
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)	Owned	593,000	(2)
Kendallville plant, Kendallville, IN (1978)	Owned	155,000
National plant, Philadelphia, PA (1975, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000
Book-mart plant, North Bergen, NJ (1917, 1935, 1997)	Leased	75,000
Dover offices and warehouses
Mineola, New York (1948-1981)	Leased	106,000
New Hyde Park, NY (1949-1969)	Leased	78,000

(1)
Also houses warehousing and end-user fulfillment operations supporting the book manufacturing segment.

(2)
In March 2003, the Company announced an agreement to sell approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA. The carrying value of this portion of the property is nominal. The Company will continue its current levels of book manufacturing at the site. The agreement contains a number of significant contingencies. Assuming these contingencies can be resolved, the sale is anticipated to close in fiscal 2004.

EQUIPMENT

        The Company's products are manufactured on equipment that in most cases is owned by the Company, although it leases computers, image setters and other electronic prepress equipment which are subject to more rapid obsolescence. In addition, it leases two printing presses where the lessor holds title. Each lease contains an option to purchase the equipment upon expiration of the lease at a price of $225,866 and $161,658 in 2004 and 2008, respectively. Capital expenditures amounted to approximately $10.9 million in 2003, $4.9 million in 2002 and $12.8 million in 2001. Capital expenditures in 2003 were primarily for new equipment to increase productivity and lower costs in the book manufacturing segment. This amount also includes $4.5 million of payments on a major new press scheduled for delivery next spring to expand the Company's four-color printing capacity. Fiscal 2004 capital expenditures are expected to increase to $13 to $15 million. This includes approximately $9 million for the completion of the four-color press project including a related planned building expansion. Courier considers its equipment to be in good operating condition and adequate for its present needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the quarter ended September 27, 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        The information required by this Item is contained in the section captioned "Selected Quarterly Financial Data (Unaudited)" which appears on page F-21 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

        The information required by this Item is contained in the section captioned "Five-Year Financial Summary" appearing on page F-22 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required by this Item is contained in the section captioned "Management's Discussion and Analysis" on pages F-23 through F-29 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Notes A and L of Notes to Consolidated Financial Statements, which appear on pages F-7 through F-9 and F-20 of this Annual Report on Form 10-K. The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds. The Company's revolving bank credit facility bears interest at a floating rate. There were no borrowings under this facility at September 27, 2003.

Item 8. Financial Statements and Supplementary Data.

        The information required by this Item is contained on pages F-1 through F-20 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company continually reviews its disclosure controls and procedures, and its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

(b)   Changes in internal controls over financial reporting

        There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2003 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Courier's executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	51	Chairman, President and Chief Executive Officer
George Q. Nichols	74	Corporate Senior Vice President and Chairman of National Publishing Company
Robert P. Story, Jr.	52	Senior Vice President and Chief Financial Officer
Peter M. Folger	50	Vice President and Controller
Peter D. Tobin	48	Corporate Vice President and Executive Vice President of Courier Companies and National Publishing Company

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

        The Company has adopted a code of ethics entitled "Courier Corporation Business Conduct Guidelines," which is applicable to the Company's directors, officers, and employees. These Business Conduct Guidelines are available on the Company's Internet website, located at www.courier.com.

        All other information called for by Item 10 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 15, 2004. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

        Information called for by Item 11 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 15, 2004. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following equity compensation plan information is as of September 27, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	561,343	$18.09	351,802
Equity compensation plans not approved by security holders	—	—	—

Total	561,343	$18.09	351,802

(1)
111,487 shares of these 351,802 shares were reserved for future issuance under the Company's Employee Stock Purchase Plan.

        All other information called for by Item 12 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 15, 2004. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information called for by Item 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 15, 2004. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        Information called for by Item 14 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 15, 2004. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Documents filed as part of this report

Page(s)
1.	Financial statements
	•	Independent Auditors' Report	F-1
	•	Consolidated Statements of Income for each of the three years in the period ended September 27, 2003	F-2
	•	Consolidated Balance Sheets as of September 27, 2003 and September 28, 2002	F-3 to F-4
	•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 27, 2003	F-5
	•	Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended September 27, 2003	F-6
	•	Notes to Consolidated Financial Statements	F-7 to F-20
2.	Financial statement schedule
	Schedule II—Consolidated Valuation and Qualifying Accounts		S-1
3.	Exhibits
Exhibit No.	Description of Exhibit
3A-1	Articles of Organization of Courier Corporation, as of June 29, 1972 (filed as Exhibit 3A-1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1981, and incorporated herein by reference).
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
10J
Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, Fleet National Bank, KeyBank National Association, Citizens Bank of Massachusetts and Sovereign Bank, providing for a $60 million revolving credit facility (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003, and incorporated herein by reference).
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
21*	Schedule of Subsidiaries.
23*	Consent of Deloitte & Touche LLP, independent auditors.
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 2003.

COURIER CORPORATION
By:	/s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer
By:	/s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Senior Vice President and Chief Financial Officer
By:	/s/ PETER M. FOLGER Peter M. Folger Vice President and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 4, 2003.

/s/ JAMES F. CONWAY III James F. Conway III Chairman, President and Chief Executive Officer	/s/ GEORGE Q. NICHOLS George Q. Nichols Director
/s/ KATHLEEN FOLEY CURLEY Kathleen Foley Curley Director	/s/ RONALD L. SKATES Ronald L. Skates Director
/s/ RICHARD K. DONAHUE Richard K. Donahue Director	/s/ ROBERT P. STORY, JR. Robert P. Story, Jr. Director
/s/ EDWARD J. HOFF Edward J. Hoff Director	/s/ W. NICHOLAS THORNDIKE W. Nicholas Thorndike Director
/s/ ARNOLD S. LERNER Arnold S. Lerner Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Courier Corporation, North Chelmsford, MA:

        We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the "Company") as of September 27, 2003 and September 28, 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 27, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2003 and September 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 17, 2003

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net sales (Note A)	$202,002,000	$201,024,000	$210,823,000
Cost of sales	134,630,000	138,451,000	150,710,000

Gross profit	67,372,000	62,573,000	60,113,000
Selling and administrative expenses	37,794,000	37,791,000	37,402,000
Amortization of goodwill (Note A)	—	—	1,410,000
Interest expense, net	52,000	480,000	1,899,000
Other income (Note J)	—	—	(1,230,000)

Pretax income	29,526,000	24,302,000	20,632,000
Provision for income taxes (Note C)	10,254,000	8,007,000	7,020,000

Income from continuing operations	$19,272,000	$16,295,000	$13,612,000

Discontinued operations:
Loss from operations, net of tax	(65,000)	(120,000)	(395,000)
Gain on disposal, net of tax	913,000	—	—

Net income	$20,120,000	$16,175,000	$13,217,000

Income per basic share (Notes A and K):
Continuing operations	$2.46	$2.11	$1.79
Discontinued operations (Note H):
Loss from operations	(0.01)	(0.02)	(0.05)
Gain on disposal	0.12	—	—

Net income per basic share	$2.56	$2.09	$1.74

Income per diluted share (Notes A and K):
Continuing operations	$2.37	$2.04	$1.75
Discontinued operations (Note H):
Loss from operations	(0.01)	(0.02)	(0.05)
Gain on disposal	0.11	—	—

Net income per diluted share	$2.48	$2.02	$1.70

Cash dividends declared per share	$0.30	$0.27	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 27, 2003	September 28, 2002
ASSETS
Current assets:
Cash and cash equivalents (Note A)	$23,824,000	$5,630,000
Accounts receivable, less allowance for uncollectible accounts of $1,741,000 in 2003 and $2,292,000 in 2002 (Note A)	29,174,000	30,892,000
Inventories (Note B)	20,681,000	21,412,000
Deferred income taxes (Note C)	3,164,000	3,163,000
Other current assets	830,000	625,000

Total current assets	77,673,000	61,722,000
Property, plant and equipment (Note A):
Land	1,059,000	1,059,000
Buildings and improvements	22,349,000	22,338,000
Machinery and equipment	114,728,000	109,075,000
Furniture and fixtures	1,468,000	1,658,000
Construction in progress	5,094,000	487,000

	144,698,000	134,617,000
Less-Accumulated depreciation and amortization	(101,356,000)	(93,997,000)

Property, plant and equipment, net	43,342,000	40,620,000
Goodwill (Notes A and I)	24,847,000	24,847,000
Prepublication costs (Note A)	3,810,000	3,219,000
Other assets	1,429,000	1,250,000

Total assets	$151,101,000	$131,658,000

The accompanying notes are an integral part of the consolidated financial statements.

	September 27, 2003	September 28, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$81,000	$78,000
Accounts payable (Note A)	6,494,000	6,708,000
Accrued payroll	8,031,000	7,642,000
Accrued taxes	6,521,000	6,965,000
Other current liabilities	5,686,000	6,362,000

Total current liabilities	26,813,000	27,755,000
Long-term debt (Notes A and D)	593,000	674,000
Deferred income taxes (Note C)	5,597,000	4,658,000
Other liabilities	2,678,000	2,652,000

Total liabilities	35,681,000	35,739,000

Commitments and contingencies (Note E)
Stockholders' equity (Notes A and F):
Preferred stock, $1 par value — authorized 1,000,000 shares; none issued
Common stock, $1 par value — authorized 18,000,000 shares; issued 8,088,000 shares; outstanding 7,931,000 shares in 2003 and 5,215,000 shares in 2002	8,088,000	5,445,000
Additional paid-in capital	650,000	2,246,000
Retained earnings	108,827,000	91,061,000
Unearned compensation	(350,000)	(509,000)
Treasury stock, at cost: 157,000 shares in 2003 and 230,000 shares in 2002	(1,795,000)	(2,324,000)

Total stockholders' equity	115,420,000	95,919,000

Total liabilities and stockholders' equity	$151,101,000	$131,658,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Operating Activities:
Net income	$20,120,000	$16,175,000	$13,217,000
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	9,798,000	10,687,000	11,796,000
Deferred income taxes (Note C)	938,000	1,531,000	79,000
Changes in assets and liabilities:
Accounts receivable	1,718,000	2,914,000	5,530,000
Inventory	731,000	728,000	5,281,000
Accounts payable	(214,000)	(5,225,000)	(5,615,000)
Accrued taxes	(444,000)	873,000	789,000
Gain on sale of assets (Notes H and J)	(913,000)	—	(750,000)
Other elements of working capital	(492,000)	691,000	(610,000)
Other, net	(105,000)	592,000	(1,625,000)

Cash provided from operating activities	31,137,000	28,966,000	28,092,000

Investment Activities:
Capital expenditures	(10,885,000)	(4,918,000)	(12,841,000)
Prepublication costs (Note A)	(2,232,000)	(1,821,000)	(1,415,000)
Proceeds from sale of assets (Notes H and J)	1,500,000	—	2,124,000

Cash used for investment activities	(11,617,000)	(6,739,000)	(12,132,000)

Financing Activities:
Scheduled long-term debt repayments	(78,000)	(76,000)	(366,000)
Repayments of revolving credit facility, net	—	(15,750,000)	(14,750,000)
Cash dividends	(2,354,000)	(2,058,000)	(1,824,000)
Proceeds from stock plans	1,106,000	1,114,000	591,000

Cash used for financing activities	(1,326,000)	(16,770,000)	(16,349,000)

Increase (decrease) in cash and cash equivalents	18,194,000	5,457,000	(389,000)
Cash and cash equivalents at the beginning of the period	5,630,000	173,000	562,000

Cash and cash equivalents at the end of the period	$23,824,000	$5,630,000	$173,000

Supplemental cash flow information:
Interest paid	$245,000	$436,000	$1,888,000
Income taxes paid (net of receipts)	$9,697,000	$5,511,000	$5,413,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock
Balance, September 30, 2000	$67,771,000	$3,750,000	$2,283,000	$65,551,000	$(513,000)	$(3,300,000)
Net income	13,217,000	—	—	13,217,000	—	—
Cash dividends	(1,824,000)	—	—	(1,824,000)	—	—
Stock dividend (Note A)	—	1,695,000	(1,695,000)	—	—	—
Restricted stock grant/amortization activity, net	111,000	—	64,000	—	3,000	44,000
Other stock plan activity	1,050,000	—	802,000	—	—	248,000

Balance, September 29, 2001	80,325,000	5,445,000	1,454,000	76,944,000	(510,000)	(3,008,000)

Net income	16,175,000	—	—	16,175,000	—	—
Cash dividends	(2,058,000)	—	—	(2,058,000)	—	—
Restricted stock grant/amortization activity, net	133,000	—	94,000	—	1,000	38,000
Other stock plan activity	1,344,000	—	698,000	—	—	646,000

Balance, September 28, 2002	95,919,000	5,445,000	2,246,000	91,061,000	(509,000)	(2,324,000)

Net income	20,120,000	—	—	20,120,000	—	—
Cash dividends	(2,354,000)	—	—	(2,354,000)	—	—
Stock dividend (Note A)	—	2,643,000	(2,643,000)	—	—	—
Restricted stock grant/amortization activity, net	159,000	—	—	—	159,000	—
Other stock plan activity	1,576,000	—	1,047,000	—	—	529,000

Balance, September 27, 2003	$115,420,000	$8,088,000	$650,000	$108,827,000	$(350,000)	$(1,795,000)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

        Business:    Courier Corporation and its subsidiaries ("Courier" or the "Company") print, publish and sell books. Courier has two business segments: full-service book manufacturing and specialty book publishing. On December 17, 2002, the Company sold the assets of Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment (see Note H).

        Principles of Consolidation and Presentation:    The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions. Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), which require the use of certain estimates and assumptions. Certain amounts for fiscal years 2002 and 2001 have been reclassified in the accompanying financial statements in order to conform to the current year's classification.

        Financial Instruments:    Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations. The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase. At September 27, 2003 and September 28, 2002, the fair market value of the Company's financial instruments approximated their carrying values.

        Interest income from these instruments was $200,000 in 2003 and $12,000 in 2002 and is included in the caption "Interest Expense, net" in the accompanying Consolidated Statements of Income.

        Property, Plant and Equipment:    Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Interest capitalized in 2001 was approximately $170,000. No interest was capitalized in 2003 and 2002. The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings.

        Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the lease. Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

        Goodwill:    At the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The transitional impairment test required by SFAS No. 142 was completed in 2002 resulting in no change to the nature or carrying amounts of its intangible assets. The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

        Goodwill has been allocated $9.2 million and $15.6 million, net of accumulated amortization of $2.1 million and $0.9 million, to the book manufacturing and specialty publishing segments, respectively. There has been no change in the carrying amount of goodwill during the year or in the allocation of goodwill by reportable segment.

        Prior to 2002, goodwill arising from business acquisitions was amortized using the straight-line method over 20 years. Had the Company accounted for goodwill in accordance with SFAS No. 142 in

2001, net income would have increased by $1,050,000 to $14,267,000 from $13,217,000 and net income per diluted share would have increased by $0.13 from $1.70 to $1.83.

        Long-Lived Assets:    Management periodically reviews long-lived assets for impairment and does not believe that there is any material impairment of any asset of the Company as measured in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 in 2002 did not have a material effect on the Company's consolidated financial statements.

        Prepublication Costs:    Prepublication costs, associated with the specialty publishing segment, are amortized to cost of sales using the straight-line method over an estimated useful life of four years.

        Income Taxes:    Deferred income tax liabilities and assets are determined based upon the differences between the financial statement and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which these differences are expected to reverse.

        Revenue Recognition:    Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership for those customers for whom the Company provides manufacturing and distribution services. Revenue for distribution services is recognized as services are provided. Shipping and handling fees billed to customers are classified as revenue.

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

        Stock Split:    On November 6, 2003, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, except for treasury shares, which was distributed on December 5, 2003. Also, on August 31, 2001, the Company distributed a three-for-two stock split effected in the form of a 50% stock dividend, except for treasury shares. Previously authorized but unissued shares were used to effect both of these dividends. Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock splits have been restated to give effect to these stock splits.

        Treasury Stock:    The Company has historically used treasury stock for stock options exercised and stock grants and intends to continue to use treasury stock for such purposes.

        Stock-Based Compensation:    Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, the Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Had compensation cost for grants under the ESPP and for stock options granted after 1995 been determined under the provisions of SFAS No. 123, the Company's net income would have been as follows:

	2003	2002	2001
Net income as reported	$20,120,000	$16,175,000	$13,217,000
Deduct: Stock-based compensation expense determined under SFAS No. 123, net of related tax effects	(965,000)	(637,000)	(524,000)

Pro forma net income	$19,155,000	$15,538,000	$12,693,000

Net income per share as reported:
Basic	$2.56	$2.09	$1.74
Diluted	2.48	2.02	1.70
Pro forma net income per share:
Basic	$2.44	$2.01	$1.67
Diluted	2.36	1.94	1.63

        The pro forma effect on net income and net income per diluted share for 2002 and 2001 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to options granted prior to fiscal 1996. For purposes of pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model (see Note F).

        New Accounting Pronouncements:    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective in fiscal 2003. Adoption of this standard did not have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor's obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. The initial liability recognition provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements for interim or annual periods ending after December 15, 2002. The implementation of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

B. Inventories

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 44% and 46% of the Company's inventories at September 27, 2003 and September 28, 2002, respectively. Other inventories are determined on a first-in, first-out (FIFO) basis.

	2003	2002
Raw materials	$1,704,000	$3,405,000
Work in process	3,833,000	4,852,000
Finished goods	15,144,000	13,155,000

Total	$20,681,000	$21,412,000

        On a FIFO basis, reported year-end inventories would have been higher by $5.5 million in both fiscal 2003 and 2002.

C. Income Taxes

        The provision for income taxes from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	2003	2002	2001
Federal taxes at statutory rate	$10,334,000	$8,457,000	$7,145,000
State taxes, net of federal tax benefit	701,000	366,000	316,000
Goodwill amortization	—	—	173,000
Foreign sales corporation (FSC) export related income	(823,000)	(868,000)	(700,000)
Other	42,000	52,000	86,000

Total	$10,254,000	$8,007,000	$7,020,000

        The provision for income taxes from continuing operations consisted of the following:

	2003	2002	2001
Currently payable:
Federal	$8,238,000	$5,776,000	$6,220,000
State	1,078,000	700,000	721,000

	9,316,000	6,476,000	6,941,000

Deferred:
Federal	870,000	1,507,000	193,000
State	68,000	24,000	(114,000)

	938,000	1,531,000	79,000

Total	$10,254,000	$8,007,000	$7,020,000

        The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of September 27, 2003 and September 28, 2002:

	2003	2002
Deferred tax assets:
Vacation accrual not currently deductible	$682,000	$610,000
Other accruals not currently deductible	806,000	427,000
Non-deductible reserves	1,620,000	1,982,000
Other	56,000	144,000

Classified as current	3,164,000	3,163,000
Deferred compensation arrangements	1,023,000	1,143,000
Other	171,000	152,000

Total deferred tax assets	$4,358,000	$4,458,000

Deferred tax liabilities:
Accelerated depreciation	5,732,000	5,362,000
Goodwill amortization	1,059,000	591,000

Total deferred tax liabilities	$6,791,000	$5,953,000

        Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

D. Long-Term Debt

        At September 27, 2003 and September 28, 2002, long-term debt consisted of an obligation under an industrial development bond arrangement totaling $674,000 and $752,000, respectively, including current maturities of $81,000 and $78,000, respectively. This industrial bond arrangement bears interest at a 3% rate. Scheduled aggregate principal payments of this obligation are $81,000 in 2004, $83,000 in 2005, $85,000 in 2006, $88,000 in 2007, $91,000 in fiscal 2008 and $246,000 thereafter. The industrial bond arrangement provides for a lien on the assets acquired with the proceeds.

        The Company has a $60 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%. The revolving credit facility matures in March 2006. The revolving credit facility is used by the Company for both its long-term and short-term financing needs.

        The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the level of capital expenditures, the incurring of additional indebtedness and a quarterly test of EBITDA to debt service. It also provides for a commitment fee not to exceed 3/8% per annum on the unused portion. These fees are included in the caption "Interest expense, net" in the accompanying Consolidated Statements of Income.

E. Commitments and Contingencies

        The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $4,103,000 in 2003, $4,256,000 in 2002 and $5,239,000 in 2001. As of September 27, 2003, minimum annual rental commitments under the Company's long-term operating leases are approximately $3,679,000 in 2004, $2,728,000 in 2005, $1,305,000 in 2006, $1,249,000 in 2007 and $693,000 in the aggregate thereafter. The Company leases one of its facilities from a corporation owned in part by an executive of one of the Company's subsidiaries. The lease agreement requires annual payments of approximately $276,000 through July 2007. At September 27, 2003 and September 28, 2002, the Company had letters of credit outstanding of $1,007,000 and $773,000, respectively.

        In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

F. Stock Arrangements

        Stock Incentive Plans:    The Company's stock incentive plans provide for the granting of stock options and stock grants up to a total of 1,226,250 shares. Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees. The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant. During 2002 and 2001, 3,750 and 7,500 shares, respectively, of restricted stock were granted which vest over a five-year period. Amortization expense relating to the 2003, 2002 and 2001 stock grants was $159,000, $133,000 and $111,000, respectively.

        Directors' Option Plan:    A 1989 plan, as amended and restated, allows members of the Company's Board of Directors to make an election to apply either 50% or 100% of their annual retainer fee, including the committee chair retainer, toward the annual grant of stock options to be offered at a price per share $5 below the fair market value of the Company's common stock at the time the option is granted. Retainer fees for 2003 amounted to a total of $110,000 for the six outside directors; in addition, the three committee chair fees amounted to a total of $25,000 for 2003. The plan, as approved by stockholders, provides a total of 562,500 shares for the issuance of such options.

        The following is a summary of all option activity for these plans:

	Stock Option/Incentive Plans		Directors' Option Plan
	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at September 30, 2000	477,067	$8.37	110,700	$6.34
Issued	91,837	14.61	45,148	10.59
Exercised	(105,589)	4.99	(18,675)	4.39
Cancelled	(13,320)	11.70	(26,248)	7.05

Outstanding at September 29, 2001	449,995	$10.35	110,925	$8.23
Issued	96,112	25.17	29,250	11.21
Exercised	(97,818)	7.41	(39,750)	7.25
Cancelled	(7,876)	11.07	—	—

Outstanding at September 28, 2002	440,413	$14.22	100,425	$9.49
Issued	86,662	35.21	36,000	21.71
Exercised	(70,408)	8.02	(30,000)	10.23
Cancelled	(1,749)	13.67	—	—

Outstanding at September 27, 2003	454,918	$19.17	106,425	$13.42

Exercisable at September 27, 2003	249,739	$13.21	106,425	$13.42
Available for future grants	121,065		119,250

        The following tables present information with regards to stock options outstanding at September 27, 2003:

	Stock Incentive Plan
Range of Exercise Prices
	$6.30-$11.73	$12.11-$15.82	$20.63-$27.89	$34.91-$38.40
Options outstanding	117,457	154,686	96,112	86,663
Weighted average exercise price of options outstanding	$9.40	$13.90	$25.17	$35.21
Weighted average remaining life	2.0 years	4.1 years	5.7 years	6.8 years
Options exercisable	117,457	100,236	32,046	—
Weighted average exercise price of options exercisable	$9.40	$13.91	$25.04	—
	Directors' Option Plan
Range of Exercise Prices
	$8.25-$10.85	$21.71-$24.97
Options outstanding	75,675	30,750
Weighted average exercise price of options outstanding	$10.01	$21.79
Weighted average remaining life	2.0 years	4.0 years
Options exercisable	75,675	30,750
Weighted average exercise price of options exercisable	$10.01	$21.79

        Employee Stock Purchase Plan:    The Company's 1999 Employee Stock Purchase Plan ("ESPP"), approved by stockholders in January 1999, covers an aggregate of 225,000 shares of Company common stock for issuance under the plan. Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the beginning or end of the grant period. During 2003, 18,324 shares were issued under the plan at an average price of $24.01 per share. Since inception, 113,513 shares have been issued. At September 27, 2003, an additional 111,487 shares were reserved for future issuances.

        Stockholders' Rights Plan:    In March 1999, the Board of Directors adopted a ten-year stockholders' rights plan. Under the plan, the Company's stockholders of record at March 19, 1999 received a right to purchase a unit ("Unit") consisting of one one-thousandth of a share of preferred stock for each share of common stock held on that date with an exercise price of $100, subject to adjustment. Until such rights become exercisable, one such right will also attach to subsequently issued shares of common stock. The rights become exercisable if (1) a person or group acquires 15% or more of the Company's common stock, (2) upon commencement of a tender or exchange offer which would result in a person or group beneficially owning 15% or more of the Company's common stock, or (3) upon the Company's Board of Directors determining that a person is an "adverse person" (as that term is defined in the plan). When exercisable, under certain conditions, each right entitles the holder thereof to purchase Units of the Company's preferred stock or shares of common stock of the acquirer, in each case having a market value at that time of twice the right's exercise price. The Board of Directors will be entitled to redeem the rights at one cent per right, under certain circumstances. The rights expire in 2009.

        Stock-Based Compensation:    For purposes of pro forma disclosures presented in Note A, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.

        The following key assumptions were used to value options issued:

	2003	2002	2001
Risk-free interest rate	3.9%	3.4%	4.5%
Expected volatility	32%	32%	34%
Expected dividend yields	0.8%	1.1%	1.7%
Estimated life for grants under:
Stock Incentive Plans	5—7 years	5—7 years	5—7 years
Directors' Option Plan	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

        The following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	Stock Incentive Plan			Directors' Option Plan
On grant date:
	2003	2002	2001	2003	2002	2001
Exercise price was equal to stock price	$13.37	$8.97	$5.25	—	—	—
Exercise price was in excess of stock price	$9.71	$6.69	$3.97	—	—	—
Exercise price was less than stock price	—	—	—	$8.87	$5.97	$5.61

G. Retirement Plans

        The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees. Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan as described below.

        Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements. Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan (ESOP). Retirement costs included in the accompanying financial statements amounted to approximately $3,200,000 in 2003, $3,000,000 in 2002 and $2,600,000 in 2001.

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

        Shares of Company common stock may be allocated to participants' ESOP accounts annually based on their compensation as defined in the plan. During 2003, 2002 and 2001, no such shares were allocated to eligible participants. At September 27, 2003, the ESOP held 321,705 shares on behalf of the participants.

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

        The following tables provide information regarding the Dover plan for the years ended September 27, 2003 and September 28, 2002.

        Change in projected benefit obligation:

	2003	2002
Obligation at beginning of year	$3,175,000	$3,610,000
Service cost	8,000	48,000
Interest cost	196,000	219,000
Actuarial loss	118,000	89,000
Curtailment gain	—	(505,000)
Benefits paid	(370,000)	(286,000)

Obligation at end of year	$3,127,000	$3,175,000

        Change in plan assets:

	2003	2002
Fair value of plan assets at beginning of year	$3,898,000	$3,716,000
Actual return on plan assets	180,000	293,000
Employer contributions	—	175,000
Benefits paid	(370,000)	(286,000)

Fair value of plan assets at end of year	$3,708,000	$3,898,000

        Reconciliation of funded status:

	2003	2002
Funded status at end of year	$581,000	$724,000
Unrecognized net actuarial (gain) loss and other	5,000	(193,000)

Prepaid pension cost	$586,000	$531,000

        Components of the net periodic benefit cost:

	2003	2002
Service cost	$8,000	$48,000
Interest cost	196,000	219,000
Expected return on plan assets	(259,000)	(270,000)
Amortization of prior service cost	—	3,000

Net periodic benefit expense (income)	$(55,000)	—

        Actuarial assumptions used to determine costs and benefit obligations:

	2003	2002
Discount rate	6.3%	6.5%
Compensation increases	5.0%	5.0%
Return on assets for the year	7.0%	7.0%

        The curtailment gain was accounted for in the allocation of Dover's purchase price. Accordingly, no gain was recognized in the curtailment of the Dover pension plan. Prepaid pension cost at September 27, 2003 and September 28, 2002 is included in the accompanying consolidated balance sheet under the caption "Other Assets."

H. Discontinued Operations

        On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment. In accordance with the provisions of SFAS No. 144, the disposition was accounted for as a discontinued operation in the accompanying financial statements. The customized education segment provided customized coursepacks and textbooks. Financial results of this discontinued operation for the periods presented are:

	2003	2002	2001
Net sales	$142,000	$1,160,000	$1,120,000

Pretax loss	$(100,000)	$(191,000)	$(598,000)
Income tax benefit	(35,000)	(71,000)	(203,000)

Loss after tax	$(65,000)	$(120,000)	$(395,000)

Proceeds from sale	$1,500,000
Net assets sold and costs of disposal	68,000

Pretax gain	$1,432,000
Income tax provision	519,000

Gain on disposal, net of tax	$913,000

I. Business Segments

        The Company has two business segments: full-service book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The Company has aggregated its book manufacturing business into one segment because of strong similarities in the economic characteristics, the nature of products and services, production processes, class of customer and distribution methods used. The specialty publishing segment consists of Dover Publications, Inc.

        On December 17, 2002, the Company sold the assets of Courier Custom Publishing, Inc., a provider of customized college coursepacks and textbooks, which comprised all of the activities of the customized education segment in 2003 and 2002 (see Note H). Information related to this discontinued operation is not included in the segment table below for 2003, 2002 and 2001. The Customized Education segment in 2001 also included The Home School, which ceased operations in March 2001 when substantially all of its assets were sold. The results of the Home School for 2001 prior to its sale are reflected in the "unallocated" caption in the following table.

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

        The following table provides segment information for continuing operations as required under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

	Total Company	Book Manufacturing	Specialty Publishing	Unallocated	Intersegment Elimination
Fiscal 2003
Net sales	$202,002,000	$171,858,000	$36,391,000	—	$(6,247,000)
Earnings before income taxes	29,526,000	24,171,000	5,855,000	—	(500,000)
Total assets	151,101,000	76,726,000	42,659,000	$31,716,000	—
Goodwill, net	24,847,000	9,240,000	15,607,000	—	—
Depreciation and amortization	9,798,000	7,863,000	1,935,000	—	—
Capital expenditures and prepublication costs	13,117,000	10,641,000	2,372,000	104,000	—
Interest (income)/ expense	52,000	(281,000)	333,000	—	—

Fiscal 2002
Net sales	$201,024,000	$170,382,000	$36,004,000	—	$(5,362,000)
Earnings before income taxes	24,302,000	19,817,000	4,890,000	—	(405,000)
Total assets	131,658,000	75,604,000	41,066,000	$14,988,000	—
Goodwill, net	24,847,000	9,240,000	15,607,000	—	—
Depreciation and amortization	10,687,000	8,750,000	1,913,000	24,000	—
Capital expenditures and prepublication costs	6,739,000	4,408,000	1,940,000	391,000	—
Interest (income)/ expense	480,000	(253,000)	733,000	—	—

Fiscal 2001
Net sales	$210,823,000	$181,233,000	$33,259,000	$368,000	$(4,037,000)
Earnings before income taxes	20,632,000	18,691,000	1,425,000	980,000	(464,000)
Total assets	133,615,000	83,735,000	40,670,000	9,210,000	—
Goodwill, net	24,847,000	9,240,000	15,607,000	—	—
Depreciation and amortization	11,796,000	8,990,000	2,690,000	116,000	—
Capital expenditures and prepublication costs	14,256,000	12,149,000	1,640,000	467,000	—
Interest (income)/ Expense	1,899,000	(161,000)	2,060,000	—	—

        Export sales as a percentage of consolidated sales were approximately 22% in 2003, 21% in 2002 and 19% in 2001. Sales to the Company's largest customer amounted to approximately 27% of consolidated sales in 2003, 26% in 2002 and 25% in 2001. In addition, sales to another customer amounted to 18% of consolidated sales in 2003, 15% in 2002 and 13% in 2001. No other customer accounted for more than 10% of consolidated sales. Customers are granted credit on an unsecured basis.

J. Other Income

        In March 2001, the Company sold substantially all of the assets of its subsidiary, The Home School, and ceased operating the business. The proceeds from the sale were $0.8 million resulting in a pretax gain of approximately $0.3 million, and an after-tax gain of approximately $0.2 million, or $.03 per diluted share.

        During the first quarter of 2001, the Company completed the sale of its Raymond, New Hampshire facility resulting in a pretax gain of approximately $0.9 million and approximately $0.6 million after tax, or $.07 per diluted share. Other income in 2001 also includes net rental income from this facility of $49,000 before the sale was completed.

K. Net Income per Share

        Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans. These shares have been adjusted to reflect the three-for-two stock splits effected in the form of dividends distributed on December 5, 2003 and August 31, 2001 (see Note A).

	2003	2002	2001
Average shares outstanding for basic	7,848,000	7,724,000	7,587,000
Effect of potentially dilutive shares	272,000	268,000	210,000

Average shares outstanding for dilutive	8,120,000	7,992,000	7,797,000

L.Derivative Financial Instruments

        At September 27, 2003, the Company had two forward exchange contracts to purchase approximately 3,000,000 euros as a hedge against a foreign currency equipment purchase commitment, designated as a fair value hedge. The equipment is scheduled for delivery in fiscal 2004, as is the completion of the forward exchange contracts. The Company does not use financial instruments for trading or speculative purposes. The Company accounts for derivatives pursuant to SFAS No. 133, "Accounting for Derivative and Hedging Activities," as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. For derivatives designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Accordingly, all derivatives are recognized as assets or liabilities and measured at fair value. The Company recorded a $180,000 addition to its property, plant and machinery accounts with a corresponding $180,000 addition to long term liabilities, with no effect on current earnings.

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2003	First	Second	Third	Fourth
	(Dollars in thousands except per share amounts)
Operating Results:
Net sales	$48,782	$48,605	$51,076	$53,539
Gross profit	15,388	15,586	16,962	19,436
Income from continuing operations	3,749	3,788	4,772	6,963
Income per diluted share from continuing operations	0.46	0.47	0.59	0.85
Net income	4,512	3,821	4,772	7,015
Net income per diluted share	0.56	0.47	0.59	0.86
Dividends declared per share	0.075	0.075	0.075	0.075
Stock price:
Highest	31.05	33.14	34.88	37.33
Lowest	23.61	29.00	31.74	33.83

Fiscal 2002	First	Second	Third	Fourth
	(Dollars in thousands except per share amounts)
Operating Results:
Net sales	$45,614	$48,102	$51,668	$55,640
Gross profit	13,347	14,127	15,412	19,687
Income from continuing operations	2,715	2,878	4,146	6,556
Income per diluted share from continuing operations	0.34	0.36	0.52	0.82
Net income	2,621	2,865	4,080	6,609
Net income per diluted share	0.33	0.36	0.51	0.82
Dividends declared per share	0.067	0.067	0.067	0.067
Stock price:
Highest	22.83	26.30	29.67	27.60
Lowest	14.00	21.60	26.01	21.97

Diluted share amounts are based on weighted average shares outstanding. Per share amounts and stock prices have been retroactively adjusted to reflect a three-for-two stock split distributed on December 5, 2003 (see Notes A and K).

Common shares of the Company are traded over-the-counter on the Nasdaq National Market—symbol "CRRC."

There were approximately 930 stockholders of record as of September 27, 2003.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

	2003	2002	2001	2000*	1999
	(Dollar amounts in millions except per share data)
Net sales	$202.0	$201.0	$210.8	$191.2	$166.0
Gross profit	67.4	62.6	60.1	48.5	41.2
Income from continuing operations	19.3	16.3	13.6	11.3	9.0
Income per diluted share from continuing operations	2.37	2.04	1.75	1.49	1.21
Dividends per share	0.30	0.27	0.24	0.21	0.19
Working capital	50.9	34.0	28.2	33.3	21.9
Current ratio	2.9	2.2	1.9	1.9	1.8
Capital expenditures	10.9	4.9	12.8	16.3	5.0
Depreciation and amortization	9.8	10.7	11.8	8.1	8.3
Total assets	151.1	131.7	133.6	141.8	91.5
Long-term debt	0.6	0.7	16.5	31.3	1.2
Long-term debt as a percentage of capitalization	0.5%	0.7%	17.0%	31.6%	2.0%
Stockholders' equity	115.4	95.9	80.3	67.8	57.6
Return on stockholders' equity	19.0%	18.4%	17.8%	17.0%	15.6%
Stockholders' equity per share	14.55	12.26	10.48	9.01	7.91
Shares outstanding (in 000's)	7,931	7,821	7,668	7,524	7,274
Number of employees	1,420	1,455	1,504	1,535	1,320

Net sales, gross profit, income and income per diluted share reflect continuing operations (see Note H).

Income per diluted share from continuing operations is based on weighted average shares outstanding; stockholders' equity per share is based on shares outstanding at year end. Shares outstanding and per share amounts have been retroactively adjusted to reflect three-for-two stock splits distributed on December 5, 2003 and August 31, 2001 (see Notes A and K).

*
Fiscal 2000 included 53 weeks.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

        The Annual Report to shareholders includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated. Factors that could affect actual results include, among others, changes in customers' demand for the Company's products, including seasonal changes in customer orders, changes in raw material costs, pricing actions by competitors, consolidation among customers and competitors, unanticipated changes in operating expenses, changes in technology, changes in tax policy including export credits, and general changes in economic conditions. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate. The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

OVERVIEW

        Courier Corporation, founded in 1824, is one of America's leading book manufacturers and specialty publishers. Courier's seven straight years of earnings growth was achieved through a strong focus on growth markets, technological innovation and outstanding customer service.

        The Company has two business segments: full-service book manufacturing and specialty publishing. In 2003, the Company sold the assets of Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment (see "Discontinued Operation" below).

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

        Specialty Publishing—consists of Dover Publications, Inc. (Dover), acquired by Courier on September 22, 2000. Dover publishes over 8,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from musical scores to typographical fonts. Dover sells its products through most American bookstore chains, independent booksellers, children's stores, craft stores and gift shops, as well as a diverse range of distributors around the world. Dover also sells its books directly to customers through its specialty catalogs and over the Internet at www.doverpublications.com.

RESULTS OF OPERATIONS

        The Company's income from continuing operations in 2003 was $19.3 million, or $2.37 per diluted share, an increase of 18% over corresponding 2002 results of $16.3 million, or $2.04 per diluted share. Sales for 2003 from continuing operations were $202 million compared to $201 million in 2002. Gross profit increased to $67.4 million in 2003 from $62.6 million in the prior year and, as a percentage of sales, increased to 33.4% compared to 31.1% in 2002. Selling and administrative expenses were $37.8 million in both 2003 and 2002.

Continuing Operations	2003	2002	2001
	(in thousands except per share amounts)
Net sales	$202,002	$201,024	$210,823
Gross profit	67,372	62,573	60,113
Income	19,272	16,295	13,612
Income per diluted share	2.37	2.04	1.75

        In 2002, income from continuing operations increased by 20% over 2001 to $16.3 million, or $2.04 per diluted share, from $13.6 million, or $1.75 per diluted share, for the prior year. Sales in 2002 decreased 5% to $201 million compared to $211 million in 2001. Gross profit in 2002 increased by $2.5 million, or 4%, and as a percentage of sales, increased to 31.1% from 28.5% in 2001. Selling and administrative expenses increased to $37.8 million in 2002 from $37.4 million in 2001. Fiscal 2001 included amortization of goodwill of $1.4 million. Goodwill amortization was discontinued in 2002, reflecting the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. If these rules had applied to goodwill for 2001, the result would have been to increase related pretax income by $1.4 million and income from continuing operations by approximately $1.0 million, or $.13 per diluted share.

        For each of the three years discussed above, the amounts do not include the results of a discontinued operation, Courier Custom Publishing, a provider of customized teaching materials which was sold on December 17, 2002 (see "Discontinued Operation" below). Courier Custom Publishing comprised all of the activities of the customized education segment in 2003 and 2002. Fiscal 2001 results for this segment had also included The Home School, which ceased operations in March 2001 when substantially all of its assets were sold. Results for The Home School in 2001 for the period prior to its sale are included in results from continuing operations.

Continuing Operations

Sales by Segment	2003	2002	2001
	(in thousands)
Book Manufacturing	$171,858	$170,382	$181,233
Specialty Publishing	36,391	36,004	33,259
Customized Education	—	—	368
Intersegment sales	(6,247)	(5,362)	(4,037)

Total	$202,002	$201,024	$210,823

Pretax Income(loss) by Segment	2003	2002	2001
	(in thousands)
Book Manufacturing	$24,171	$19,817	$18,691
Specialty Publishing	5,855	4,890	1,425
Customized Education	—	—	(250)
Other income	—	—	1,230
Intersegment profit	(500)	(405)	(464)

Total	$29,526	$24,302	$20,632

Book Manufacturing Segment

        Sales from Courier's book manufacturing segment in 2003 were $171.9 million, an increase of 1% over 2002 sales. The Company focuses on three key publishing markets in this segment: education, religious and specialty trade. Sales to educational publishers increased approximately 6% in 2003 with particular strength in four-color textbooks in the college market. Sales to educational publishers of elementary and high school textbooks were down 3% as that market continued to be impacted by state and local funding deficits. Sales to the religious market were down 2%, reflecting a shortfall in sales of religious trade books while sales to customers in the specialty trade market were up 4% in 2003. In 2002, sales were $170.4 million, down 6% from $181.2 million in 2001. Sales to educational publishers in 2002 were approximately 3% below the prior year, reflecting reductions in inventory levels in the college market by publishers in the first half of the year. Sales to elementary and high school publishers were flat in 2002 compared to 2001. Sales to the religious market were up 3% over 2001. Sales to customers in the specialty trade market were down 15%, reflecting a continued softness in consumer purchases, particularly of books on subjects such as technology, computers and travel, as well as inventory reductions by retailers, distributors and publishers in reaction to the slowdown in the economy.

        Gross profit as a percent of sales in the Company's book manufacturing segment increased by 200 basis points to 29.5% in 2003 from 27.5% in 2002. The improvement reflects the continuing benefits from tightly managing costs, continuing gains in productivity due to new equipment and increased employee training, as well as an improved sales mix. In 2002, gross profit increased by 170 basis points to 27.5% from 25.8% in 2001. The increase was the result of productivity improvements from investments in equipment and training, tight cost controls and a favorable shift in the sales mix.

        In 2003, selling and administrative expenses amounted to $26.8 million, or 16% of sales, down 2% from the prior year, reflecting reduced administrative costs in this segment. Selling and administrative expenses in 2002 were $27.2 million, down 2% from 2001, but increased as a percentage of sales to 16% from 15% in 2001.

        Pretax income for the Company's book manufacturing segment increased 22% to $24.2 million, or, on an after-tax basis, $1.95 per diluted share, in 2003 compared to $19.8 million, or $1.69 per diluted share, in 2002. As a percentage of sales, pretax income increased to 14% in 2003 from 12% in the prior year. Fiscal 2002 pretax income in this segment was $19.8 million, up 6% compared to 2001, and net income per diluted share was $1.69, also an increase of 6% over the prior year. Fiscal 2001 included goodwill amortization in this segment of approximately $0.5 million, or $.07 per diluted share.

Specialty Publishing Segment

        Sales in fiscal 2003 for the Company's specialty publishing segment were $36.4 million, an increase of 1% over 2002. Direct-to-consumer sales were up 13% in 2003 and international sales increased 15% over last year. In contrast, sales to domestic retailers were down 2% for the year as a result of a 22% reduction in sales to the large bookstore chains. While sales to the bookstore chains dropped, sales to online booksellers and to non-bookstore retailers, such as craft stores and gift shops, grew significantly. Fiscal 2002 sales of $36.0 million increased 8% over the prior year. Fiscal 2001 consisted of 53 weeks for Dover. Adjusting for the extra week, the sales increase in 2002 was 11%, including a 19% increase in direct-to-consumer sales and a 7% increase in international sales.

        Gross profit as a percentage of sales in the specialty publishing segment increased 220 basis points to 47.2% in 2003 compared to 2002. The improvement in the gross profit percentage reflects increased prices and a favorable mix of direct-to-consumer sales, as well as cost savings from shifting more manufacturing of Dover books to the Company's manufacturing plants. Also, declining product costs related to the sale of inventory from the original acquisition added approximately 100 basis points. Amortization expense related to prepublication costs was reclassified from selling and administrative expense to costs of sales in 2003. All prior periods have been reclassified to be consistent with this presentation. In 2002, Dover's gross profit increased by $2.2 million and, as a percentage of sales, increased to 45.0% from 42.1% in 2001, reflecting higher prices and lower production costs.

        Selling and administrative expenses in this segment were $11.0 million in 2003, an increase of 4% over 2002, reflecting higher sales and marketing expenses. In 2002, Dover's selling and administrative expenses were $10.6 million, up 10% from 2001 primarily from increased sales and marketing activities and the write off of a receivable from its Canadian distributor who filed for bankruptcy.

        Pretax income in the specialty publishing segment increased 20% to $5.9 million, or, on an after-tax basis, $.46 per diluted share, in 2003 compared to $4.9 million, or $.39 per diluted share in the previous year, reflecting the improvement in gross profit. In 2002, pretax income in this segment was approximately $4.9 million, or $.39 per diluted share, compared to $1.4 million, or $.11 per diluted share, in 2001. The increase in earnings in 2002 was the result of sales growth, improved gross profit margins and the elimination of goodwill amortization which reduced 2001 pretax earnings by $0.9 million, or $.07 per diluted share.

Total Consolidated Company

        Interest expense for 2003 was $52,000 compared to $480,000 in the prior year. During 2003, there were no borrowings under the Company's $60 million revolving credit facility; however, interest expense includes commitment fees and other costs associated with maintaining this credit facility. Cash investments during 2003 averaged approximately $17.5 million at a 1.2% annual investment rate generating interest income of approximately $200,000. In fiscal 2002, the Company's average borrowings on its credit facility were $7.5 million at an average annual interest rate of 2.5%. Interest expense in 2002 was approximately $0.5 million compared to $1.9 million in 2001, when average borrowings were approximately $28.9 million at an average annual interest rate of 6.1%. Capitalized interest related to new equipment was approximately $0.2 million in 2001. No interest was capitalized in 2003 or 2002.

        Other income in 2001 is comprised of a pretax gain of approximately $0.3 million from the sale of The Home School. In addition, during 2001 the Company completed the sale of a facility in Raymond, New Hampshire resulting in a pretax gain of approximately $0.9 million. Other income also includes net rental income from this facility before its sale of $49,000 in 2001.

        The Company's effective tax rate for 2003 was 35% compared to 33% in 2002 reflecting a higher effective state tax rate and a reduced benefit from export related income. The 2001 effective tax rate of 34% was higher than 2002 primarily due to nondeductible goodwill amortization in 2001.

        For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 128,000 shares in 2003 and 195,000 shares in 2002. These increases were primarily due to options exercised and shares issued under the Company's stock plans and the impact of potentially dilutive shares. On November 6, 2003, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, which was distributed on December 5, 2003 to stockholders of record on November 17, 2003. Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

Discontinued Operation

        On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment in 2003 and 2002. The customized education segment provided customized coursepacks and textbooks. Fiscal 2003 results for this operation was a loss, net of tax, of $65,000 compared to losses, net of tax, of $120,000 and $395,000 in 2002 and 2001, respectively. Proceeds from the sale of Courier Custom Publishing were $1.5 million resulting in an after-tax gain of approximately $0.9 million, or $.11 per diluted share. Courier Custom Publishing was accounted for as a discontinued operation in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided $31.1 million of cash. Income from continuing operations for the year was $19.3 million. Depreciation was $8.2 million and amortization of prepublication costs was $1.6 million. Increases in deferred income taxes provided $0.9 million of cash. Working capital provided approximately $1.3 million of cash, primarily from a reduction in accounts receivable.

        Investment activities used $11.6 million of cash. Proceeds from the sale of Courier Custom Publishing were $1.5 million. Capital expenditures were $10.9 million, primarily for new equipment to increase productivity and lower costs in the book manufacturing segment. This amount also includes $4.5 million of payments on a major new press scheduled for delivery next spring to expand the Company's four-color printing capacity. For fiscal 2004, capital expenditures are expected to increase to $13-$15 million. This includes approximately $9 million for the completion of the four-color press project including a planned building expansion. Prepublication costs at Dover were approximately $2.2 million, reflecting increased investments in new title offerings. These costs are expected to increase modestly in 2004 as Dover's publishing activity continues to grow.

        In March 2003, the Company announced an agreement to sell approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, Massachusetts for $1.7 million. The Company will continue its current levels of book manufacturing at the site. The agreement contains a number of significant contingencies. Assuming these contingencies can be resolved, the sale is anticipated to close in fiscal 2004. Although the carrying value of the property is nominal, the agreement requires that the Company incur certain costs to complete the transaction, such as separation of all utilities within the complex. Although these costs could be significant, if the transaction is completed, the Company anticipates realizing a small gain on the sale.

        Financing activities used approximately $1.3 million of cash in 2003. During the year, there were no borrowings under the Company's $60 million revolving credit facility. The Company uses this revolving credit facility for both its long-term and short-term financing needs. Dividend payments were $2.4 million while proceeds from stock plans were $1.1 million, primarily from the exercise of stock options. The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 2004.

        The following table summarizes the Company's contractual obligations and commitments at September 27, 2003 to make future payments as well as its existing commercial commitments.

		(000's omitted) Payments due by period
Contractual Payments:	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt	$674	$81	$168	$179	$246
Operating Leases	9,654	3,679	4,033	1,942	—
Purchase Obligations (1)	4,827	4,827	—	—	—
Other Long-Term Liabilities	2,678	—	1,294	360	1,024

Total	$17,833	$8,587	$5,495	$2,481	$1,270

(1)
Represents capital commitments for new four-color press and other projects

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective in 2003. Adoption of this standard did not have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor's obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. The initial liability recognition provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements for interim or annual periods ending after December 15, 2002. The implementation of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

RISKS

        The Company derived approximately 45% of its 2003 revenues from two major customers. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on the Company.

        The Company utilizes a Foreign Sales Corporation ("FSC"). Should the FSC provisions be repealed by Congress, and no alternative, or an alternative with a significantly different benefit, is provided, the Company would experience an increase in its income tax rate and a reduction in its net income. The tax benefit of the FSC in 2003 increased net income by $0.8 million.

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

        Goodwill    The Company accounts for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company completed the annual impairment test required by SFAS No. 142 at September 27, 2003 resulting in no change to the nature or carrying amounts of its intangible assets. Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

        Prepublication Costs    The Company capitalizes prepublication costs, which includes the cost of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over a four-year period. Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand. Based upon this evaluation, adjustments may be required to amortization expense.

        Income Taxes    The income tax provision and related accrued taxes are based on amounts reported on the Company's tax returns and changes in deferred taxes. Deferred income tax liabilities and assets are determined based upon the differences between the financial statement and tax bases of assets and liabilities. Changes in the recoverability of the Company's deferred tax assets or audits by tax authorities could result in future charges or credits to income tax expense, and related accrued and deferred taxes.

COURIER CORPORATION
SCHEDULE II
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
Fiscal year ended September 27, 2003
Allowance for uncollectible accounts	$2,292,000	$723,000	$1,274,000	$1,741,000
Fiscal year ended September 28, 2002
Allowance for uncollectible accounts	$1,964,000	$1,039,000	$711,000	$2,292,000
Fiscal year ended September 29, 2001
Allowance for uncollectible accounts	$1,391,000	$718,000	$145,000	$1,964,000

S-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
INTRODUCTION
BUSINESS SEGMENTS
BOOK MANUFACTURING SEGMENT
SPECIALTY BOOK PUBLISHING SEGMENT
MATERIALS AND SUPPLIES
ENVIRONMENTAL REGULATIONS
EMPLOYEES
OTHER
REAL PROPERTIES
EQUIPMENT
ENCUMBRANCES AND RENTAL OBLIGATIONS
PART II
PART III
PART IV
SIGNATURES
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