Form 10-Q
period 2003-12-27
COURIER CORP
filed 2004-02-10
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

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

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes         ☒            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2004
Common Stock, $1 par value	7,936,747 Shares

COURIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 27, 2003	December 28, 2002

Net sales	$46,819	$48,782
Cost of sales	31,190	33,394

Gross profit	15,629	15,388

Selling and administrative expenses	9,638	9,698
Interest (income) expense	(27)	42

Income before taxes	6,018	5,648

Provision for income taxes (Note C)	2,106	1,899

Income from continuing operations	$3,912	$3,749

Discontinued operations (Note E):
Loss from operations, net of tax	—	(65)
Gain on disposal, net of tax	—	828

Net income	$3,912	$4,512

Income per basic share (Note D):
Continuing operations	$0.49	$0.48
Discontinued operations (Note E):
Loss from operations	—	(0.01)
Gain on disposal	—	0.11

Net income per basic share	$0.49	$0.58

Income per diluted share (Note D):
Continuing operations	$0.48	$0.46
Discontinued operations (Note E):
Loss from operations	—	(0.01)
Gain on disposal	—	0.10

Net income per diluted share	$0.48	$0.56

Cash dividends declared per share	$0.0875	$0.075

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	December 27, 2003	September 27, 2003
ASSETS

Current assets:
Cash and cash equivalents	$22,838	$23,824
Accounts receivable, less allowance for uncollectible accounts of $1,810 at December 27, 2003 and $1,741 at September 27, 2003	26,346	29,174
Inventories (Note B)	23,270	20,681
Deferred income taxes	3,184	3,164
Other current assets	558	830

Total current assets	76,196	77,673

Property, plant and equipment, less accumulated depreciation: $103,480 at December 27, 2003 and $101,356 at September 27, 2003	45,699	43,342

Goodwill (Note A)	24,847	24,847

Prepublication costs (Note A)	3,910	3,810

Other assets	1,439	1,429

Total assets	$152,091	$151,101

The accompanying notes are an integral part of the consolidated financial statements.

	December 27, 2003	September 27, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$81	$81
Accounts payable	6,050	6,494
Accrued payroll	4,439	8,031
Accrued taxes	5,643	6,521
Other current liabilities	7,211	5,686

Total current liabilities	23,424	26,813

Long-term debt	573	593
Deferred income taxes	6,153	5,597
Other liabilities	2,839	2,678

Total liabilities	32,989	35,681

Stockholders’ equity:
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 8,088,000 shares	8,088	8,088
Additional paid-in capital	1,042	650
Retained earnings	112,035	108,827
Unearned compensation	(301)	(350)
Treasury stock, at cost: 154,000 shares at December 27, 2003 and 157,000 shares at September 27, 2003	(1,762)	(1,795)

Total stockholders’ equity	119,102	115,420

Total liabilities and stockholders’ equity	$152,091	$151,101

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	THREE MONTHS ENDED
	December 27, 2003	December 28, 2002

Operating Activities:
Net income	$3,912	$4,512
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	2,590	2,522
Deferred income taxes	536	263
Changes in assets and liabilities:
Accounts receivable	2,828	2,497
Inventory	(2,589)	(661)
Accounts payable	(444)	265
Accrued taxes	(878)	(1,169)
Other elements of working capital	(1,795)	(1,641)
Gain on sale of discontinued operation (Note E)	—	(828)
Other, net	580	42

Cash provided from operating activities	4,740	5,802

Investment Activities:
Capital expenditures	(4,481)	(690)
Prepublication costs	(563)	(490)
Proceeds from sale of discontinued operation (Note E)	—	1,500

Cash provided from (used for) investment activities	(5,044)	320

Financing Activities:
Long-term debt repayments	(20)	(20)
Cash dividends	(704)	(587)
Proceeds from stock plans	42	38

Cash used for financing activities	(682)	(569)

Increase (decrease) in cash and cash equivalents	(986)	5,553

Cash and cash equivalents at the beginning of the period	23,824	5,630

Cash and cash equivalents at the end of the period	$22,838	$11,183

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of December 27, 2003, the statements of income for the three-month periods ended December 27, 2003 and December 28, 2002, and the statements of cash flows for the three-month periods ended December 27, 2003 and December 28, 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2003 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 27, 2003 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Form 10-K and Annual Report for the year ended September 27, 2003.

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.”  There has been no change in the carrying amount of goodwill during the period or in the allocation of goodwill by reportable segment.

Stock Split

On November 6, 2003, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, except for treasury shares, which was distributed on December 5, 2003.  Previously authorized but unissued shares were used to effect the dividend.  Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock split have been restated to give effect to the stock split.

Stock-Based Compensation

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost for stock options, and grants under the Employee Stock Purchase Plan, been determined under the provisions of SFAS No. 123, the Company’s net income would have been as follows:

	(000’s Omitted) Three Months Ended
	December 27, 2003	December 28, 2002

Net income as reported	$3,912	$4,512
Deduct: Stock-based compensation expense determined under SFAS No. 123, net of related tax effects	(349)	(237)
Pro forma net income	$3,563	$4,275

Net income per share as reported:
Basic	$0.49	$0.58
Diluted	0.48	0.56

Pro forma net income per share:
Basic	$0.45	$0.55
Diluted	0.44	0.53

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 42% and 44% of the Company’s inventories at December 27, 2003 and September 27, 2003, respectively.  Other inventories, primarily at Dover, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 27, 2003	September 27, 2003
Raw materials	$3,439	$1,704
Work in process	4,587	3,833
Finished goods	15,244	15,144
Total	$23,270	$20,681

C.            INCOME TAXES

The provision for income taxes from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted) Three Months Ended

	December 27, 2003	December 28, 2002
Federal taxes at statutory rates	$2,106	$1,965
State taxes, net of federal benefit	153	117
Foreign sales corporation (FSC) export related income	(162)	(174)
Other	9	(9)
Total	$2,106	$1,899

D.            NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method,   consist of shares issued under the Company’s stock option plans.  These shares have been adjusted to reflect the three-for-two stock split effected in the form of a dividend distributed on December 5, 2003 (see Note A).

	(000’s Omitted) Three Months Ended

	December 27, 2003	December 28, 2002

Average shares outstanding for basic	7,933	7,822
Effect of potentially dilutive shares	256	251
Average shares outstanding for diluted	8,189	8,073

E.             DISCONTINUED OPERATIONS

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment.  The customized education segment provided customized coursepacks and textbooks. Financial results of this discontinued operation for the first quarter of fiscal 2003 was a loss, net of tax, of $65,000 or $.01 per diluted share.  Proceeds from the sale were $1.5 million resulting in an after-tax gain of approximately $0.8 million, or $.10 per diluted share, in the first quarter of fiscal 2003.

F.             BUSINESS SEGMENTS

The Company has two business segments: full-service book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover Publications, Inc. and, beginning in the second quarter, REA (see Note G).

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

The following table provides segment information for the three-month periods ended December 27, 2003 and December 28, 2002. Information relating to the discontinued customized education segment is not included (see Note E).

	(000’s) Omitted) Three Months Ended
	December 27, 2003	December 28, 2002
Net sales:
Book manufacturing	$39,657	$41,840
Specialty publishing	9,067	8,365
Elimination of intersegment sales	(1,905)	(1,423)
Total for continuing operations	$46,819	$48,782

Income before taxes:
Book manufacturing	$4,823	$4,714
Specialty publishing	1,313	1,061
Elimination of intersegment profit	(118)	(127)
Total for continuing operations	$6,018	$5,648

G.                                    SUBSEQUENT EVENT

On January 6, 2004, the Company announced the completion of its acquisition of Research & Education Association (REA), for approximately $12 million.  REA, a privately held publisher of test preparation and study guide books and software for high school, college, graduate students, and professionals, has total annual sales of approximately $6 million.  The acquisition will be accounted for as a purchase, and accordingly, REA’s financial results will be included in the consolidated financial statements from the date of acquisition.  REA will be included in the specialty publishing segment.

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

Accounts Receivable   Management performs ongoing credit evaluations of the Company’s customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness.  Collections and payments from customers are continuously monitored.  A provision for estimated credit losses is determined based upon historical experience and any specific customer collection issues that have been identified.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories   Management records reductions in the cost basis of inventory for excess and obsolete inventory based primarily upon historical and forecasted product demand.  If actual market conditions are less favorable than those projected by management, additional inventory charges may be required.

Goodwill.  The Company accounts for goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”.  Accordingly, the Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test required by SFAS No. 142 at September 27, 2003 resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

Income Taxes   The income tax provision and related accrued taxes are based on amounts reported on the Company’s tax returns and changes in deferred taxes.  Deferred income tax liabilities and assets are determined based upon the differences between the financial statement and tax bases of assets and liabilities.  Changes in the recoverability of the Company’s deferred tax assets or audits by tax authorities could result in future charges or credits to income tax expense, and related accrued and deferred taxes.

Results of Operations:

For the first quarter of fiscal 2004, the Company’s income from continuing operations was $3.9 million, or $.48 per diluted share, an increase of 4% over last year’s first quarter results of $3.7 million, or $.46 per diluted share.  Sales for the first three months of fiscal 2004 were $46.8 million, down 4% from $48.8 million in the corresponding period last year.  Despite the decline in sales, gross profit increased to $15.6 million in the first quarter compared to $15.4 million in the same period last year, and, as a percentage of sales, increased to 33.4% compared to 31.5% in the prior year.  These results do not include the results of a discontinued operation (see section below on Discontinued Operation).

Continuing Operations

Book Manufacturing Segment

Sales from the Company’s book manufacturing segment were $39.7 million, a decrease of 5% from the first quarter of fiscal 2003.  Within this segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales in the education market were down 3% in the first quarter compared to the prior year with small decreases at the elementary, high school and college levels.   Sales to the religious market increased 1% in the quarter, despite soft demand among religious trade publishers.  Sales to the specialty trade market were down by 9% in the first quarter compared to the corresponding period last year, as publishers remained cautious about inventory levels in an uncertain economy.  Despite the decline in sales, gains in market share were obtained during the quarter within the education and religious trade markets.  Also, the Company is expanding its four-color capabilities with a major new four-color press scheduled to be installed at the Kendallville, Indiana facility in the spring.

Gross profit as a percentage of sales in the book manufacturing segment increased by 80 basis points to 28.6% in the first quarter from 27.8% in the same quarter last year.  The increase was the result of tight control of costs, a favorable shift in sales mix, and continuing gains in productivity due to new equipment and increased employee training.

Selling and administrative expenses in the first three months of fiscal 2004 decreased by 6% to $6.6 million compared to the same period in the prior year.  As a percentage of sales, selling and administrative expenses were 17%, comparable to last year’s first quarter.

Interest income allocated to the book manufacturing segment of $74,000 was comparable to the corresponding period last year.

First quarter pretax income in this segment increased 2% to $4.8 million, or $.39 per diluted share, compared to the corresponding quarter last year.  As a percentage of sales, pretax income increased to 12% in the quarter from 11% last year.

Specialty Publishing Segment

Sales from the Company’s specialty publishing segment, which is comprised of Dover Publications, Inc. (“Dover”), were $9.1 million in the first three months of fiscal 2004, an increase of 8% over the same period last year.  Sales increases to major booksellers resulted in a 7% growth in sales to domestic retailers compared to the first quarter last year.  International sales increased by 29% in the quarter.  This improvement in the quarter reflects a strong flow of new titles, growing experience in electronic marketing and an improving retail environment.

Gross profit as a percent of sales in the specialty publishing segment increased to 48.6% in the first quarter compared to 46.4% in the same period last year. The improvement in the gross profit percentage reflects the increase in sales volume as well as operating efficiencies and price increases.

Selling and administrative expenses in this segment were $3.0 million in the first quarter, an increase of 13% over the corresponding prior year period primarily due to higher sales and marketing expenses.

Interest expense is allocated to the specialty publishing segment based on the debt incurred to acquire Dover.  Such interest expense for the first quarter of fiscal 2004 was $47,000 compared to $119,000 in the prior year.  The decrease was primarily attributable to cash generated by Dover.

Pretax income in the specialty publishing segment was $1.3 million, or $.10 per diluted share, a 24% increase over last year’s first quarter, reflecting the increase in sales and improvement in gross profit margins.

On January 6, 2004, the Company announced the completion of its acquisition of Research & Education Association (REA), for approximately $12 million.  REA, a privately held publisher of test preparation and study guide books and software for high school, college, graduate students, and professionals, has total annual sales of approximately $6 million.  The acquisition will be accounted for as a purchase, and accordingly, REA’s financial results will be included in the consolidated financial statements from the date of acquisition.  REA will be included in the specialty publishing segment beginning with the second quarter.  The Company expects REA to be neutral to fiscal 2004 earnings and to contribute positively in 2005 and beyond.

Total Consolidated Company

Interest income, net of interest expense, was $27,000 in the first quarter of fiscal 2004 compared to interest expense of $42,000 in the same period of fiscal 2003.  There were no borrowings under the Company’s $60 million revolving credit facility in the first quarter of either year, however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in the first quarter of fiscal 2004 averaged approximately $26.6 million invested at an average annual interest rate of 1.0% generating interest income of approximately $67,000.  For the same period last year, the Company’s average cash investments were $12.0 million invested at an average interest rate of 1.4%, resulting in approximately $43,000 of interest income.  In addition, capitalized interest was $23,000 in the first quarter of fiscal 2004; no such interest was capitalized in the prior year period.

The Company’s effective tax rate for the first quarter of fiscal 2004 was 35% compared to 34% for the first three months last year, reflecting a higher effective state tax rate and a reduced benefit from export related income.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 116,000 shares over last year’s first quarter.  The increase was largely due to options exercised. On November 6, 2003, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, except for treasury shares, which was distributed on December 5, 2003.  Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock split have been restated to give effect to the stock split.

Discontinued Operation

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the Customized Education segment. The Customized Education segment provided customized coursepacks and textbooks.  Results for the first quarter of fiscal 2003 were a loss of $65,000, or $.01 per diluted share.  Proceeds from the sale of Courier Custom Publishing were $1.5 million, resulting in an after tax gain of approximately $0.8 million, or $.10 per diluted share, in the first quarter of fiscal 2003.

Liquidity and Capital Resources:

During the first three months of fiscal 2004, operations provided approximately $4.7 million of cash.  Income from continuing operations was $3.9 million and depreciation and amortization were $2.6 million.  Working capital used approximately $2.9 million of cash, primarily a result of an increase in inventories.

Investment activities in the first quarter of fiscal 2004 used approximately $5.0 million of cash. Capital expenditures were approximately $4.5 million, primarily for deposits on a major new press scheduled for delivery in the spring to expand the Company’s four-color printing capacity.  For the entire fiscal year, capital expenditures are expected to be approximately $14 to $16 million, including approximately $10 million for the new press project. Prepublication costs for the full fiscal year are projected to be approximately $2 million.

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

Financing activities for the first three months of fiscal 2004 used approximately $0.7 million of cash, primarily for dividend payments.  At December 27, 2003, the Company had $23 million in cash and no borrowings under its $60 million long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The acquisition of REA on January 6, 2004 utilized approximately $12 million of cash.  The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2004.

The following table summarizes the Company’s contractual obligations and commitments at September 27, 2003 to make future payments as well as its existing commercial commitments.

	(000’s omitted)
	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Payments:
Long-Term Debt	$674	$81	$168	$179	$246
Operating Leases	$9,654	$3,679	$4,033	$1,942	$—
Purchase Obligations (1)	$3,607	$3,607	$—	$—	$—
Other Long-Term Liabilities	$2,678	$—	$1,294	$360	$1,024

(1)                                  Represent amounts at December 27, 2003 for capital commitments for new four-color press and other projects.

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report for the year ended September 27, 2003 on Form 10-K include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customers’ orders, changes in raw material costs, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, unanticipated changes in operating expenses, changes in technology, changes in copyright laws, changes in tax policy including export credits, and general changes in economic conditions.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

COURIER CORPORATION

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 27, 2003.

Item 4.                                   CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company continually reviews its disclosure controls and procedures, and its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.  In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

(b)                                 Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

COURIER CORPORATION

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

(b) Reports on Form 8-K

Filed November 6, 2003, reporting under Item 12 a press release dated November 6, 2003 reporting financial results for the quarter and year ended September 27, 2003.

Filed December 15, 2003, reporting under Item 5 a press release dated December 15, 2003 announcing an agreement to acquire the assets of Research & Education Association.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION
(Registrant)

February 9, 2004	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

February 9, 2004	By:	s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and Chief Financial Officer

February 9, 2004	By:	s/Peter M. Folger
Date		Peter M. Folger
Vice President and Chief Accounting Officer