Form 10-Q
period 2004-03-27
COURIER CORP
filed 2004-05-11
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 27, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2004
Common Stock, $1 par value	7,958,190 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net sales	$49,663	$48,605	$96,482	$97,387
Cost of sales	34,136	33,019	65,326	66,413

Gross profit	15,527	15,586	31,156	30,974

Selling and administrative expenses	9,636	9,788	19,274	19,486
Interest (income) expense	(27)	26	(54)	68

Income before taxes	5,918	5,772	11,936	11,420

Provision for income taxes (Note C)	2,067	1,984	4,173	3,883

Income from continuing operations	$3,851	$3,788	$7,763	$7,537

Discontinued operation (Note F):
Loss from operation, net of tax	—	—	—	(65)
Gain on disposal, net of tax	—	33	—	861

Net income	$3,851	$3,821	$7,763	$8,333

Income per basic share (Note D):
Continuing operations	$0.48	$0.48	$0.98	$0.96
Discontinued operation (Note F):
Loss from operation	—	—	—	(0.01)
Gain on disposal	—	0.01	—	0.11

Net income per basic share	$0.48	$0.49	$0.98	$1.06

Income per diluted share (Note D):
Continuing operations	$0.47	$0.47	$0.95	$0.93
Discontinued operation (Note F):
Loss from operation	—	—	—	(0.01)
Gain on disposal	—	—	—	0.11

Net income per diluted share	$0.47	$0.47	$0.95	$1.03

Cash dividends declared per share	$0.0875	$0.075	$0.175	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 27, 2004	September 27, 2003
ASSETS

Current assets:
Cash and cash equivalents	$8,164	$23,824
Accounts receivable, less allowance for uncollectible accounts of $1,866 at March 27, 2004 and $1,741 at September 27, 2003	30,306	29,174
Inventories (Note B)	24,935	20,681
Deferred income taxes	3,202	3,164
Other current assets	371	830

Total current assets	66,978	77,673

Property, plant and equipment, less accumulated depreciation: $105,639 at March 27, 2004 and $101,356 at September 27, 2003	46,739	43,342

Goodwill (Note A)	33,541	24,847

Prepublication costs (Note A)	4,928	3,810

Other assets	1,453	1,429

Total assets	$153,639	$151,101

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 27, 2004	September 27, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$81	$81
Accounts payable	6,411	6,494
Accrued payroll	5,794	8,031
Accrued taxes	3,871	6,521
Other current liabilities	4,886	5,686

Total current liabilities	21,043	26,813

Long-term debt	553	593
Deferred income taxes	6,706	5,597
Other liabilities	2,630	2,678

Total liabilities	30,932	35,681

Stockholders’ equity:
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 8,088,000 shares	8,088	8,088
Additional paid-in capital	1,262	650
Retained earnings	115,191	108,827
Unearned compensation	(270)	(350)
Treasury stock, at cost: 133,000 shares at March 27, 2004 and 157,000 shares at September 27, 2003	(1,564)	(1,795)

Total stockholders’ equity	122,707	115,420

Total liabilities and stockholders’ equity	$153,639	$151,101

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 27, 2004	March 29, 2003

Operating Activities:
Net income	$7,763	$8,333
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,329	5,057
Deferred income taxes	1,071	526
Changes in assets and liabilities:
Accounts receivable	(61)	2,030
Inventory	(2,325)	(313)
Accounts payable	(869)	466
Accrued taxes	(2,650)	(2,581)
Other elements of working capital	(2,645)	(2,183)
Gain on sale of discontinued operation (Note F)	—	(861)
Other, net	385	(350)

Cash provided from operating activities	5,998	10,124

Investment Activities:
Capital expenditures	(7,580)	(2,373)
Prepublication costs	(1,249)	(1,107)
Business acquisition (Note E)	(11,850)	—
Proceeds from sale of discontinued operation (Note F)	—	1,500

Cash used for investment activities	(20,679)	(1,980)

Financing Activities:
Long-term debt repayments	(40)	(39)
Cash dividends	(1,399)	(1,174)
Proceeds from stock plans	460	373

Cash used for financing activities	(979)	(840)

Increase (decrease) in cash and cash equivalents	(15,660)	7,304

Cash and cash equivalents at the beginning of the period	23,824	5,630

Cash and cash equivalents at the end of the period	$8,164	$12,934

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of March 27, 2004, the statements of income for the three-month and six-month periods ended March 27, 2004 and March 29, 2003, and the statements of cash flows for the six-month periods ended March 27, 2004 and March 29, 2003 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2003 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

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

Prepublication Costs

Prepublication costs, associated with the specialty publishing segment, are amortized using the straight-line method over estimated useful lives of three years for recently acquired Research and Education Association (see Note E) and four years for Dover Publications.  Effective with the second quarter of fiscal 2003, amortization expense of prepublication costs was reclassified to cost of sales from selling and administrative expense.  Prior periods presented in the accompanying financial statements have been reclassified in order to be consistent with the current classification.

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.”  Accordingly, the Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

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

Had compensation cost for stock options, and grants under the Employee Stock Purchase Plan, been determined under the provisions of SFAS No. 123, the Company’s net income would have been as follows:

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net income as reported	$3,851	$3,821	$7,763	$8,333
Deduct:Stock-based compensation expense determined under SFAS No. 123, net of related tax effects	(349)	(237)	(698)	(475)
Pro forma net income	$3,502	$3,584	$7,065	$7,858

Net income per share as reported:
Basic	$0.48	$0.49	$0.98	$1.06
Diluted	0.47	0.47	0.95	1.03

Pro forma net income per share:
Basic	$0.44	$0.46	$0.89	$1.00
Diluted	0.43	0.44	0.86	0.97

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 37% and 44% of the Company’s inventories at March 27, 2004 and September 27, 2003, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  REA’s inventory of $1.7 million at March 27, 2004 is included in finished goods.  Inventories consisted of the following:

	(000’s Omitted)
	March 27, 2004	September 27, 2003
Raw materials	$2,712	$1,704
Work in process	5,911	3,833
Finished goods	16,312	15,144
Total	$24,935	$20,681

C.                                    INCOME TAXES

The provision for income taxes from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Federal taxes at statutory rates	$2,071	$1,999	$4,178	$3,966
State taxes, net of federal benefit	176	137	329	254
Foreign sales corporation (FSC) export related income	(181)	(184)	(343)	(358)
Other	1	32	9	21
Total	$2,067	$1,984	$4,173	$3,883

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

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Average shares outstanding for basic	7,944	7,834	7,938	7,828
Effect of potentially dilutive shares	285	272	272	262
Average shares outstanding for diluted	8,229	8,106	8,210	8,090

E.                                      BUSINESS ACQUISITION

On January 6, 2004, the Company purchased substantially all of the assets of Research & Education Association (REA), a publisher of test preparation and study guide books and software for high school, college, graduate students, and professionals, with total annual sales of approximately $6 million.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The purchase price was approximately $12 million, with an initial allocation of approximately $9 million to goodwill in the accompanying financial statements.  This allocation will be finalized later this year.  The Company expects REA to be neutral to fiscal 2004 earnings and to contribute positively in 2005 and beyond.

F.                                      DISCONTINUED OPERATION

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment.  The customized education segment provided customized coursepacks and textbooks. Fiscal 2003 financial results of this discontinued operation through the date of disposal were a loss, net of tax, of $65,000 or $.01 per diluted share.  Proceeds from the sale were $1.5 million resulting in an after-tax gain of approximately $0.9 million, or $.11 per diluted share, in fiscal 2003.

G.                                    BUSINESS SEGMENTS

The Company has two business segments: full-service book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover Publications, Inc. and, beginning with the second quarter, REA (see Note E).

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

The following table provides segment information for the three-month and six-month periods ended March 27, 2004 and March 29, 2003. Information relating to the discontinued customized education segment is not included (see Note F).

	(000’s) Omitted)
	Quarter Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net sales:
Book manufacturing	$40,988	$41,127	$80,645	$82,967
Specialty publishing	10,124	9,077	19,191	17,442
Elimination of intersegment sales	(1,449)	(1,599)	(3,354)	(3,022)
Total for continuing operations	$49,663	$48,605	$96,482	$97,387

Income before taxes:
Book manufacturing	$4,907	$4,714	$9,730	$9,428
Specialty publishing	1,067	1,188	2,380	2,249
Elimination of intersegment profit	(56)	(130)	(174)	(257)
Total for continuing operations	$5,918	$5,772	$11,936	$11,420

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

Prepublication Costs   The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over periods ranging from three to four years.  Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  Based upon this evaluation, adjustments may be required to amortization expense.

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

Results of Operations:

For the second quarter of fiscal 2004, the Company’s income from continuing operations was $3.9 million, or $.47 per diluted share, compared to last year’s second quarter results of $3.8 million, or $.47 per diluted share.  Sales from continuing operations in the second quarter were $49.7 million, up 2% from $48.6 million in the same period last year.  Gross profit decreased slightly to $15.5 million in the second quarter compared to $15.6 million in the same period last year, and, as a percentage of sales, was 31.3% compared to 32.1% in the prior year.

For the first six months of fiscal 2004, income from continuing operations was $7.8 million, or $.95 per diluted share, up 3% from $7.5 million, or $.93 per diluted share, for the first half of fiscal 2003.  Sales of $96.5 million for the first six months were 1% below sales for the first half of last year.  Gross profit for the first six months of fiscal 2004 of $31.2 million was comparable to the same period last year.  As a percentage of sales, gross profit improved slightly for the first half of the fiscal year to 32.3% from 31.8% in fiscal 2003.

Both the second-quarter and six-month results include the results of Research & Education Association, Inc. (REA). On January 6, 2004, the Company purchased substantially all of the assets of REA, a publisher of test preparation and study guide books and software for high school, college, graduate students, and professionals, with total annual sales of approximately $6 million.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The purchase price was approximately $12 million, with an initial allocation of approximately $9 million to goodwill in the accompanying financial statements.  This allocation will be finalized later this year.  The Company expects REA to be neutral to fiscal 2004 earnings and to contribute positively in 2005 and beyond.  The second-quarter and six-month results do not include the results of a discontinued operation (see section below on Discontinued Operation).

Continuing Operations

Book Manufacturing Segment

Sales from the Company’s book manufacturing segment were $41.0 million in the second quarter, a decrease of less than 1% from the same period last year.  For the first six months of fiscal 2004, book manufacturing sales were down 3% from fiscal 2003.  Within this segment, the Company focuses on three key markets: religious, education, and specialty trade.  Sales in the religious market were up 2% both in the second quarter and first six months compared to the prior year, reflecting stronger religious trade sales in keeping with longer-term market trends.   Sales to the education market were up 14% for the second quarter and 6% for the first half of the fiscal year compared to last year.  Sales to the elementary/high school market were particularly strong in the quarter, primarily as a result of gains in market share with key customers.  Sales to the specialty trade market were down by 20% in the quarter compared to a strong second quarter last year, and down 14% for the first six months compared to the same period last year.  Publishers remained cautious about inventory levels in an uncertain economy and orders for reprints were down, particularly at the beginning of the second quarter.  In addition, sales of computer game books were below last year as a result of the maturing of current game platforms and the absence of new “blockbuster” games.  During the second quarter, the Company expanded its four-color capabilities with the installation of a major new four-color press at its Kendallville, Indiana facility.  This press became operational in April 2004.

Gross profit as a percentage of sales in the book manufacturing segment decreased by 140 basis points to 26.8% in the second quarter from 28.2% in the same quarter last year, despite continued improvements in productivity.  The decline was due to a combination of pricing pressures and product mix, as well as start-up costs of approximately $150,000 related to the new four-color press.  For the first six months of fiscal 2004, gross profit in this segment was 27.7% compared to 28.0% in the first half of last year.

Selling and administrative expenses decreased by 11% in the second quarter to $6.2 million compared to the same period in the prior year.  For the first six months, selling and administrative expenses of $12.8 million were down by 8% compared to the first half of fiscal 2003.  As a percentage of sales, selling and administrative expenses were 15% and 16% of sales in the second quarter and the first six months, respectively, compared to 17% for the corresponding periods of fiscal 2003.  The reductions were due, in part, to lower bad debt expense as well as reductions in incentive compensation.

Interest income allocated to the book manufacturing segment increased to $112,000 in the second quarter of fiscal 2004 resulting in interest income of $186,000 for the first six months of this year, compared to $60,000 and $137,000 for the second quarter and first half of fiscal 2003, respectively.  Fiscal 2004 interest income includes capitalized interest related to the new four-color press, which amounted to $38,000 for the second quarter and $61,000 for the first six months of the year.

Second quarter pretax income in this segment was $4.9 million, or $.39 per diluted share, up 4% from the corresponding quarter last year.  For the first half of the year, pretax income was up 3% over last year to $9.7 million, or $.78 per diluted share.  As a percentage of sales, pretax income increased to approximately 12% from 11% last year for both the quarter and the first six months of the year.

Specialty Publishing Segment

The Company’s specialty publishing segment is comprised of Dover Publications, Inc. (“Dover”), as well as REA since its acquisition on January 6, 2004.  Second quarter sales in this segment were $10.1 million, up 12% from $9.1 million in last year’s second quarter, with the increase attributable to REA.  For the first six months, sales increased 10% over the same period last year to $19.2 million.  Dover’s sales for the first half of the year were up 4% to $18.1 million, although sales were down 1% in the second quarter compared to the same period last year.  Sales to U.S. retailers, which account for approximately 70% of all Dover sales, decreased 4% in the quarter.  Sales to major booksellers decreased 11% in the second quarter, but increased 5% for the first six months compared to last year.  In addition, last year’s second quarter included a large order of a custom product for a specialty retailer that accounted for 3% of Dover’s sales in the quarter and which did not recur this year.  Dover’s sales to crafts stores, gift shops and other non-bookstore outlets continued to grow strongly in the second quarter.  International sales increased by 13% in the second quarter and 21% in the first half compared to the corresponding periods last year.  Direct-to-consumer sales also continued to grow in the quarter, up 8% over an exceptionally strong second quarter last year when direct-to-consumer sales increased by more than 30%.  Web-based marketing activities were up significantly over the prior year.  In addition, Dover’s consumer catalog mailing schedule was modified during the second quarter with approximately 20% fewer catalogs distributed, which will be mailed in the third quarter this year. The segment’s new business, REA, contributed sales of $1.1 million to the second quarter and was neutral to income.

Gross profit as a percent of sales in the specialty publishing segment was 45.5%, the same as last year’s second quarter. Dover’s gross profit as a percentage of sales continued to improve in the second quarter with an increase of 180 basis points to 47.3% of sales.  REA’s gross profit percentage was 31.2%, which included $215,000 of expense related to a required write up of inventory to fair market value when REA was acquired.  The total inventory write up was approximately $1 million, which will be expensed as the acquired inventory is sold.  Excluding this expense, REA’s gross profit percentage in the second quarter would have been 50%.

Selling and administrative expenses in this segment were $3.4 million in the second quarter, an increase of 21% over the corresponding prior year period.  Dover accounted for approximately half of the increase, due to a step up in sales and marketing initiatives.  The addition of REA accounted for the remainder of the increase.  For the first six months of fiscal 2004, selling and administrative expenses of $6.5 million were 17% higher than the corresponding period last year as a result of Dover’s increased sales and marketing initiatives and the acquisition of REA.

Interest expense is allocated to the specialty publishing segment based on the acquisition cost of Dover and REA, reduced by cash generated by each business since acquisition.  Such interest expense in the second quarter was $85,000, comparable to the same period last year, and split evenly between Dover and REA.  Interest expense for the first six months was $132,000 compared to $205,000 for the first half of the prior year with the decrease primarily attributable to cash generated by Dover.

Pretax income in the specialty publishing segment was $1.1 million, or $.08 per diluted share, a 10% decrease from last year’s second quarter.  REA’s results for the quarter were at breakeven, as expected, reflecting post acquisition costs, such as the expense related to the write up of inventory to fair market value, and allocated interest expense.  For the first six months, pretax income in this segment increased 6% to  $2.4 million, or $.18 per diluted share, from $2.2 million, or $.17 per diluted share, for the same period last year.

Total Consolidated Company

Interest income, net of interest expense, was $27,000 in the second quarter of fiscal 2004 compared to interest expense of $26,000 in the same period of fiscal 2003.  There were no borrowings under the Company’s $60 million revolving credit facility in the first half of either year, however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in the second quarter of fiscal 2004 averaged approximately $13.1 million invested at an average annual interest rate of 1.4% generating interest income of approximately $46,000.  For the same period last year, the Company’s average cash investments were $15.0 million invested at an average annual interest rate of 1.2%, generating approximately $46,000 of interest income.  For the first six months of fiscal 2004, interest income, net of interest expense, was $54,000 compared to net interest expense of $68,000 in the first half of fiscal 2003.  Capitalized interest was $38,000 in the second quarter and $61,000 for the first six months of fiscal 2004.  No interest was capitalized in the corresponding prior year periods.

The Company’s effective tax rate for the second quarter and first six months of fiscal 2004 was 35% compared to 34% for the corresponding periods last year, primarily due to a higher effective state tax rate in fiscal 2004.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 123,000 shares and 120,000 shares over last year’s second quarter and first six months, respectively.  The increase in both periods was largely due to options exercised. On December 5, 2003, a three-for-two stock split was effected in the form of a 50% stock dividend, except for treasury shares.  Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock split have been restated to give effect to the stock split.

Discontinued Operation

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the Customized Education segment. The Customized Education segment provided customized coursepacks and textbooks.  Results for the first quarter of fiscal 2003 for this discontinued operation were a loss, net of tax, of $65,000, or $.01 per diluted share.  Proceeds from the sale of Courier Custom Publishing were $1.5 million, resulting in an after-tax gain of approximately $0.9 million, or $.11 per diluted share recorded in last year’s first quarter.

Liquidity and Capital Resources:

During the first six months of fiscal 2004, operations provided approximately $6 million of cash.  Income from continuing operations was $7.8 million and depreciation and amortization were $5.3 million.  Working capital used approximately $8.6 million of cash, due in part to an increase in inventories and payment of accrued taxes and annual profit sharing contributions.

Investment activities in the first half of fiscal 2004 used $20.7 million of cash, including approximately $12 million for the acquisition of REA. Capital expenditures were approximately $7.6 million, primarily for the new four-color press installed during the second quarter in the Kendallville, Indiana facility.  For the entire fiscal year, capital expenditures are expected to be approximately $14 to $16 million, including approximately $10 million for the new press project. Prepublication costs were $1.2 million and are projected to be approximately $3 million for the full fiscal year.

In March 2003, the Company announced an agreement to sell approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, Massachusetts for $1.7 million.  The Company will continue its current levels of book manufacturing at the site.  The agreement contains a number of significant contingencies, many of which have been resolved. Assuming the remaining contingencies can be resolved, the sale is anticipated to close in fiscal 2004.  Although the carrying value of the property is nominal, the agreement requires that the Company incur certain costs to complete the transaction, such as the separation of all utilities within the complex.  Although these costs could be significant, if the transaction is completed, the Company anticipates realizing a small gain on the sale.

Financing activities for the first six months of fiscal 2004 used approximately $1.0 million of cash.  Dividend payments were $1.4 million while proceeds from stock plans were $460,000.  At March 27, 2004, the Company had $8.2 million in cash and no borrowings under its $60 million long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs. On March 31, 2004, the Company extended the maturity date of this facility to March 2007.   The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2004.

The following table summarizes the Company’s contractual obligations and commitments at September 27, 2003 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Payments:
Long-Term Debt	$674	$81	$168	$179	$246
Operating Leases	$9,654	$3,679	$4,033	$1,942	$—
Purchase Obligations (1)	$2,254	$2,254	$—	$—	$—
Other Long-Term Liabilities	$2,678	$—	$1,294	$360	$1,024

(1)          Represent amounts at March 27, 2004 primarily for capital commitments for the new four-color press.

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report for the year ended September 27, 2003 on Form 10-K include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customers’ orders, changes in raw material availability or costs, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, unanticipated changes in operating expenses, costs related to starting up new printing presses, changes in technology, changes in copyright laws, changes in tax policy including export credits, and general changes in economic conditions.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant was held on January 15, 2004.  Following are the matters voted on at the meeting.

Election of Directors:  All nominees of the Board of Directors of the registrant were elected for a three-year term.  Votes were cast as follows:  Arnold S. Lerner – 5,044,695 votes for and 40,343 votes withheld; George Q. Nichols – 5,069,296 votes for and 15,742 votes withheld; Ronald L. Skates – 5,056,260 votes for and 28,778 votes withheld.

Ratification/Approval of Accountants:   Stockholders voted to ratify and approve the selection by the Audit and Finance Committee of the Board of Directors, of Deloitte & Touche LLP as independent public accountants for the Corporation for the fiscal year ending September 25, 2004.  Votes were cast as follows:  5,036,344 votes for, 34,614 votes against and 14,080 abstained.

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

10.

Amendment, dated March 31, 2004, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, Fleet National Bank, KeyBank National Association, Citizens Bank of Massachusetts and Sovereign Bank, providing for a $60 million revolving credit facility.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1

Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b)  Reports on Form 8-K

Filed January 7, 2004, reporting under Item 5 a press release dated January 6, 2004 announcing the acquisition of Research & Education Association.

Filed January 15, 2004, reporting under Item 12 a press release dated January 15, 2004 reporting financial results for the quarter ended December 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION
(Registrant)

May 7, 2004	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

May 7, 2004	By:	s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and Chief Financial Officer

May 7, 2004	By:	s/Peter M. Folger
Date		Peter M. Folger
Vice President and Chief Accounting Officer