Form 10-Q
period 2004-06-26
COURIER CORP
filed 2004-08-10
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2004
Common Stock, $1 par value	7,992,778 Shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net sales	$55,489	$51,076	$151,971	$148,463
Cost of sales	38,140	34,114	103,466	100,527

Gross profit	17,349	16,962	48,505	47,936

Selling and administrative expenses	9,604	9,578	28,878	29,064
Interest (income) expense, net	28	(2)	(26)	66
Gain on real estate sale	250	—	250	—

Income before taxes	7,967	7,386	19,903	18,806

Provision for income taxes (Note C)	2,773	2,614	6,946	6,497

Income from continuing operations	$5,194	$4,772	$12,957	$12,309

Discontinued operations (Note F):
Loss from operations, net of tax	—	—	—	(65)
Gain on disposal, net of tax	—	—	—	861

Net income	$5,194	$4,772	$12,957	$13,105

Income per basic share (Note D):
Continuing operations	$0.65	$0.61	$1.63	$1.57
Discontinued operation (Note F):
Loss from operation, net of tax	—	—	—	(0.01)
Gain on disposal, net of tax	—	—	—	0.11

Net income per basic share	$0.65	$0.61	$1.63	$1.67

Income per diluted share (Note D):
Continuing operations	$0.63	$0.59	$1.58	$1.52
Discontinued operation (Note F):
Loss from operation, net of tax	—	—	—	(0.01)
Gain on disposal, net of tax	—	—	—	0.11

Net income per diluted share	$0.63	$0.59	$1.58	$1.62

Cash dividends declared per share	$0.0875	$0.075	$0.2625	$0.225

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 26, 2004	September 27, 2003
ASSETS

Current assets:
Cash and cash equivalents	$15,272	$23,824
Accounts receivable, less allowance for uncollectible accounts of $1,873 at June 26, 2004 and $1,741 at September 27, 2003	31,331	29,174
Inventories (Note B)	25,390	20,681
Deferred income taxes	3,218	3,164
Other current assets	717	830

Total current assets	75,928	77,673

Property, plant and equipment, less accumulated depreciation: $107,952 at June 26, 2004 and $101,356 at September 27, 2003	46,653	43,342

Goodwill (Note A)	33,630	24,847

Prepublication costs (Note A)	5,114	3,810

Other assets	1,460	1,429

Total assets	$162,785	$151,101

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 26, 2004	September 27, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$81	$81
Accounts payable	7,147	6,494
Accrued payroll	6,791	8,031
Accrued taxes	4,439	6,521
Other current liabilities	6,478	5,686

Total current liabilities	24,936	26,813

Long-term debt	532	593
Deferred income taxes	7,258	5,597
Other liabilities	2,693	2,678

Total liabilities	35,419	35,681

Stockholders’ equity:
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 8,088,000 shares	8,088	8,088
Additional paid-in capital	1,171	650
Retained earnings	119,690	108,827
Unearned compensation	(230)	(350)
Treasury stock, at cost: 102,000 shares at June 26, 2004 and 157,000 shares at September 27, 2003	(1,353)	(1,795)

Total stockholders’ equity	127,366	115,420

Total liabilities and stockholders’ equity	$162,785	$151,101

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 26, 2004	June 28, 2003

Operating Activities:
Net income	$12,957	$13,105
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	8,304	7,431
Deferred income taxes	1,607	888
Changes in assets and liabilities:
Accounts receivable	(1,086)	2,142
Inventory	(2,780)	(57)
Accounts payable	(133)	59
Accrued taxes	(2,082)	(2,461)
Other elements of working capital	(492)	25
Gain on sale of assets (Notes F and G)	(163)	(861)
Other, net	(822)	(270)

Cash provided from operating activities	15,310	20,001

Investment Activities:
Capital expenditures	(10,069)	(4,048)
Prepublication costs	(2,032)	(1,653)
Business acquisition (Note E)	(11,850)
Proceeds from sale of assets (Notes F and G)	1,664	1,500

Cash used for investment activities	(22,287)	(4,201)

Financing Activities:
Long-term debt repayments	(61)	(59)
Cash dividends	(2,094)	(1,763)
Proceeds from stock plans	580	446

Cash used for financing activities	(1,575)	(1,376)

Increase (decrease) in cash and cash equivalents	(8,552)	14,424

Cash and cash equivalents at the beginning of the period	23,824	5,630

Cash and cash equivalents at the end of the period	$15,272	$20,054

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of June 26, 2004, the statements of income for the three-month and nine-month periods ended June 26, 2004 and June 28, 2003, and the statements of cash flows for the nine-month periods ended June 26, 2004 and June 28, 2003 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2003 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 27, 2003 was derived from audited year-end financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Form 10-K and Annual Report for the year ended September 27, 2003.

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

Had compensation cost for stock options, and grants under the Employee Stock Purchase Plan, been determined under the provisions of SFAS No. 123, the Company’s net income would have been as follows:

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net income as reported	$5,194	$4,772	$12,957	$13,105
Deduct: Stock-based compensation expense determined under SFAS No. 123, net of related tax effects	(353)	(245)	(1,051)	(720)
Pro forma net income	$4,841	$4,527	$11,906	$12,385

Net income per share as reported:
Basic	$0.65	$0.61	$1.63	$1.67
Diluted	0.63	0.59	1.58	1.62

Pro forma net income per share:
Basic	$0.61	$0.58	$1.50	$1.58
Diluted	0.59	0.56	1.45	1.53

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 38% and 44% of the Company’s inventories at June 26, 2004 and September 27, 2003, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  REA’s inventory of $1.5 million at June 26, 2004 is included in finished goods.  Inventories consisted of the following:

	(000’s Omitted)
	June 26, 2004	September 27, 2003
Raw materials	$3,502	$1,704
Work in process	5,200	3,833
Finished goods	16,688	15,144
Total	$25,390	$20,681

On a FIFO basis, reported inventories would have been higher by $5.7 million at June 26, 2004 and $5.5 million at September 27, 2003.

C.                                    INCOME TAXES

The provision for income taxes from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Federal taxes at statutory rates	$2,788	$2,563	$6,966	$6,529
State taxes, net of federal benefit	222	201	552	455
Foreign sales corporation (FSC) Export related income	(232)	(144)	(575)	(502)
Other	(5)	(6)	3	15
Total	$2,773	$2,614	$6,946	$6,497

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

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Average shares outstanding for basic	7,967	7,856	7,948	7,838
Effect of potentially dilutive shares	263	278	269	268
Average shares outstanding for diluted	8,230	8,134	8,217	8,106

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

The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The purchase price was approximately $12 million, with an initial allocation of approximately $9 million to goodwill in the accompanying financial statements.  This allocation will be finalized later this year.  As a result of the REA acquisition, $24.4 million of the $33.6 million of consolidated goodwill is attributed to the specialty publishing segment and $9.2 million to the book manufacturing segment.

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

G.                                    GAIN ON REAL ESTATE SALE

On May 26, 2004, the Company completed the sale of approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, Massachusetts for $1.7 million, resulting in a pretax gain of $250,000, or $.02 per diluted share.  The Company will continue its current levels of book manufacturing at the site.

H.                                    BUSINESS SEGMENTS

The Company has two business segments: full-service book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover Publications, Inc. and, beginning with the second quarter of fiscal 2004, REA (see Note E).

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

The following table provides segment information for the three-month and nine-month periods ended June 26, 2004 and June 28, 2003. Information relating to the discontinued customized education segment is not included (see Note F).

	(000’s) Omitted)
	Quarter Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net sales:
Book manufacturing	$46,955	$43,561	$127,600	$126,528
Specialty publishing	10,394	8,948	29,585	26,390
Elimination of intersegment sales	(1,860)	(1,433)	(5,214)	(4,455)
Total for continuing operations	$55,489	$51,076	$151,971	$148,463

Income before taxes:
Book manufacturing	$6,352	$6,294	$16,082	$15,722
Specialty publishing	1,503	1,208	3,883	3,457
Elimination of intersegment profit	(138)	(116)	(312)	(373)
Gain on sale of real estate	250	—	250	—
Total for continuing operations	$7,967	$7,386	$19,903	$18,806

COURIER CORPORATION

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Goodwill  The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 27, 2003 resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

Results of Operations:

For the third quarter of fiscal 2004, the Company’s income from continuing operations increased 9% to $5.2 million, or $.63 per diluted share, compared to last year’s third quarter results of $4.8 million, or $.59 per diluted share.  Sales from continuing operations in the third quarter were $55.5 million, up 9% from $51.1 million in the same period last year.  Gross profit increased to $17.3 million in the third quarter compared to $17.0 million in the same period last year, and, as a percentage of sales, was 31.3% compared to 33.2% in the prior year.

For the first nine months of fiscal 2004, income from continuing operations was $13.0 million, or $1.58 per diluted share, up 5% from $12.3 million, or $1.52 per diluted share, for the first nine months of fiscal 2003.  Sales of $152.0 million for the first nine months were up 2% from sales for the corresponding period last year.  Gross profit for the first nine months of fiscal 2004 was $48.5 million compared to $47.9 million last year.  As a percentage of sales, gross profit decreased slightly for the first nine months of fiscal 2004 to 31.9% from 32.3% last year.

Both the quarter and nine-month results include the results of Research & Education Association, Inc. (REA). On January 6, 2004, the Company purchased substantially all of the assets of REA, a publisher of test preparation and study guide books and software for high school, college, graduate students, and professionals, with total annual sales of approximately $6 million.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The purchase price was approximately $12 million, with an initial allocation of approximately $9 million to goodwill in the accompanying financial statements. This allocation will be finalized later this year.  The Company expects REA to be neutral to fiscal 2004 earnings and to contribute positively in 2005 and beyond.  In addition, on May 26, 2004, the Company realized a pretax gain of $250,000, or $.02 per diluted share, from the sale of the unutilized portions of its multi-building manufacturing complex in Westford, Massachusetts.  The quarter and nine-month results do not include the results of a discontinued operation (see section below on Discontinued Operation).

Continuing Operations

Book Manufacturing Segment

Sales from the Company’s book manufacturing segment were $47.0 million in the third quarter, an increase of 8% from the same period last year.  Sales for the first nine months of fiscal 2004 were up 1% to $127.6 million compared to the prior year.  Within this segment, the Company focuses on three key markets: education, religious, and specialty trade.  Sales in the education market increased 26% in the third quarter and 13% for the first nine months compared to fiscal 2003. Sales to the elementary/high school market were up 30% both in the quarter and the first nine months, primarily as a result of gains in market share with key customers.  Higher-education sales were up 23% in the third quarter, bringing the nine-month sales increase to 6%.  Sales in the religious market were down 3% in the third quarter, with nine-month sales comparable to the corresponding period last year.  Sales to the specialty trade market were down by 4% in the quarter and down 11% for the first nine months compared to the same periods last year as continuing declines in sales of computer game books offset small gains in other segments of the specialty trade market.  The Company recently expanded its four-color capabilities with the addition of a major new four-color press at its Kendallville, Indiana facility.  The press became operational in April 2004.

Gross profit as a percentage of sales in the book manufacturing segment decreased by 270 basis points to 26.8% in the third quarter from 29.5% in the same quarter last year.  The decline was due to a combination of lower pricing tied to market share increases and start-up costs related to the new four-color press.  For the first nine months of fiscal 2004, gross profit in this segment was 27.3% compared to 28.5% in the prior year.

Selling and administrative expenses decreased by 6% in the third quarter to $6.3 million compared to the same period in the prior year.  For the first nine months, selling and administrative expenses of $19.0 million were down by 7% compared to the same period of fiscal 2003.  As a percentage of sales, selling and administrative expenses were 13% and 15% in the third quarter and the first nine months, respectively, compared to 15% and 16%, respectively, for the corresponding periods last year.  The reductions were due, in part, to lower bad debt expense as well as reductions in incentive compensation.

Interest income allocated to the book manufacturing segment was $53,000 in the third quarter of fiscal 2004 resulting in interest income of $239,000 for the first nine months of this year, compared to $76,000 and $213,000 in the corresponding periods of fiscal 2003, respectively.  Fiscal 2004 interest income includes capitalized interest related to the new four-color press, which amounted to $13,000 for the third quarter and $74,000 for the first nine months of the year.

Third quarter pretax income in this segment was $6.4 million, or $.50 per diluted share, up 1% from the corresponding quarter last year.  For the first nine months, pretax income was up 2% over last year to $16.1 million, or $1.28 per diluted share.

Specialty Publishing Segment

The Company’s specialty publishing segment is comprised of Dover Publications, Inc. (“Dover”), as well as REA since its acquisition on January 6, 2004.  Third quarter sales in this segment were $10.4 million, up 16% from $8.9 million in last year’s third quarter, with the increase primarily attributable to REA.  For the first nine months, sales increased 12% over the same period last year to $29.6 million.  Dover’s sales were up approximately 2% in the third quarter to $9.1 million and up 3% for the first nine months to $27.2 million compared to the corresponding periods last year.  Within Dover, sales to U.S. retailers, which account for approximately 70% of Dover’s total sales, were up 2% in the third quarter.  Sales to large bookstore chains were down 7%, offsetting sales growth to gift shops, craft stores and other non-bookstore outlets.  International sales were flat in the third quarter compared to a very strong quarter in the prior year and, for the first nine months of fiscal 2004, were up 13%.  Direct-to-consumer sales increased 5% compared to last year’s third quarter.

Gross profit as a percent of sales in the specialty publishing segment was 47.3%, comparable to last year’s third quarter. Dover’s gross profit as a percentage of sales continued to improve in the third quarter with an increase of 200 basis points to 49.2% of sales.  REA’s gross profit percentage was 33.7%, which included approximately $200,000 of expense related to a required write up of inventory to fair market value when REA was acquired.  The total inventory write up was approximately $1 million, which will be expensed as the acquired inventory is sold, which is expected to take approximately one year.  Excluding this expense, REA’s gross profit percentage in the third quarter would have been 49.2%.  On a year-to-date basis, gross profit as a percent of sales in this segment was 47.1% compared to 46.3% for the corresponding period last year.

Selling and administrative expenses in this segment were $3.3 million in the third quarter, an increase of 13% over the corresponding prior year period.  The addition of REA accounted for most of the increase.  For the first nine months of fiscal 2004, selling and administrative expenses of $9.8 million were 16% higher than the corresponding period last year as a result of the acquisition of REA as well as increased sales and marketing initiatives at Dover.

Interest expense is allocated to the specialty publishing segment based on the acquisition cost of Dover and REA, reduced by cash generated by each business since acquisition.  Such interest expense in the third quarter was $81,000, comparable to the same period last year, and split evenly between Dover and REA.  Interest expense for the first nine months was $213,000 compared to $279,000 for the first nine months of the prior year with the decrease primarily attributable to cash generated by Dover.

Pretax income in the specialty publishing segment was $1.5 million, or $.12 per diluted share, a 24% increase over last year’s third quarter.  REA was slightly profitable for the quarter, as expected, with its earnings reduced by approximately $.02 per diluted share for post-acquisition costs, such as the expense related to the write up of inventory to fair market value, and allocated interest expense.  For the first nine months, pretax income in this segment increased 12% to  $3.9 million, or $.30 per diluted share, from $3.5 million, or $.27 per diluted share, for the same period last year.

Total Consolidated Company

Interest expense, net of interest income, was $28,000 in the third quarter of fiscal 2004 compared to interest income of $2,000 in the same period of fiscal 2003.  There were no borrowings under the Company’s $60 million revolving credit facility in the first nine months of either year, however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in the third quarter of fiscal 2004 averaged approximately $12.2 million invested at an average annual interest rate of 1.3%, generating interest income of approximately $40,000.  For the same period last year, the Company’s average cash investments were $18.5 million invested at an average annual interest rate of 1.1%, generating approximately $51,000 of interest income.  For the first nine months of fiscal 2004, interest income, net of interest expense, was $26,000 compared to net interest expense of $66,000 in the corresponding period of fiscal 2003.  Capitalized interest was $13,000 in the third quarter and $74,000 for the first nine months of fiscal 2004.  No interest was capitalized in the corresponding prior year periods.

The Company’s effective tax rate for the third quarter and first nine months of fiscal 2004 was 35%, comparable to the same periods in the prior year.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 96,000 shares and 111,000 shares over last year’s third quarter and first nine months, respectively.  The increase in both periods was largely due to options exercised. On December 5, 2003, a three-for-two stock split was effected in the form of a 50% stock dividend, except for treasury shares.  Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock split have been restated to give effect to the stock split.

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

Liquidity and Capital Resources:

During the first nine months of fiscal 2004, operations provided approximately $15.3 million of cash.  Income from continuing operations was $13.0 million, depreciation and amortization were $8.3 million, and deferred income taxes increased $1.6 million.  Working capital used approximately $6.6 million of cash, due in part to an increase in inventories and accounts receivable, and payment of accrued taxes.

Investment activities in the first nine months of fiscal 2004 used $22.3 million of cash, including approximately $12 million for the acquisition of REA. Capital expenditures were approximately $10.1 million, primarily for the new four-color press installed in the Kendallville, Indiana facility.  For the entire fiscal year, capital expenditures are expected to be approximately $15 million, including approximately $10 million for the new press project. Prepublication costs were $2.0 million and are projected to be approximately $3 million for the full fiscal year.

On May 26, 2004, the Company completed the sale of approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, Massachusetts for $1.7 million, resulting in a pretax gain of $250,000, or $.02 per diluted share.  The Company will continue its current levels of book manufacturing at the site.

Financing activities for the first nine months of fiscal 2004 used approximately $1.6 million of cash.  Dividend payments were $2.1 million while proceeds from stock plans were $580,000.  At June 26, 2004, the Company had $15.3 million in cash and no borrowings under its $60 million long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs. On March 31, 2004, the Company extended the maturity date of this facility to March 2007.   The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2005.

The following table summarizes the Company’s contractual obligations and commitments at September 27, 2003 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Payments:
Long-Term Debt	$674	$81	$168	$179	$246
Operating Leases	$9,654	$3,679	$4,033	$1,942	$—
Purchase Obligations (1)	$2,481	$2,481	$—	$—	$—
Other Long-Term Liabilities	$2,678	$—	$1,294	$360	$1,024

(1)          Represent amounts at June 26, 2004 primarily for capital commitments for the new four-color press.

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report for the year ended September 27, 2003 on Form 10-K include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customers’ orders, changes in raw material availability or costs, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, unanticipated changes in operating expenses, costs related to starting up new printing presses, changes in technology, changes in copyright laws, changes in tax policy including export credits, and general changes in economic conditions including changes in interest rates.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

(b) Reports on Form 8-K

Filed April 15, 2004, reporting under Item 12 a press release dated April 15, 2004 reporting financial results for the quarter ended March 27, 2004.

Filed May 27, 2004, reporting under Item 5 a press release dated May 26, 2004 announcing the completion of a previously announced agreement for the sale of real estate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

August 9, 2004	By:	s/ James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

August 9, 2004	By:	s/ Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and Chief Financial Officer

August 9, 2004	By:	s/ Peter M. Folger
Date		Peter M. Folger
Vice President and Chief Accounting Officer