Form 10-K
period 2004-09-25
COURIER CORP
filed 2004-12-08
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-7597

Courier Corporation

A Massachusetts corporation

I.R.S. Employer Identification No. 04-2502514

15 Wellman Avenue

North Chelmsford, Massachusetts  01863

Telephone No. 978-251-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $1 par value - $261,284,499

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 22, 2004.

Common Stock, $1 par value - 8,043,860

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on January 20, 2005 (Part III).

PART I

Item 1.  Business.

INTRODUCTION

Courier Corporation and its subsidiaries (“Courier” or the “Company”) are among America’s leading book manufacturers and specialty publishers. Courier Corporation, founded in 1824, was incorporated under the laws of Massachusetts on June 30, 1972.  The Company has two business segments: full-service book manufacturing and specialty book publishing.  In fiscal 2003, Courier sold all of the assets of Courier Custom Publishing, Inc. which comprised all of the remaining activities of the customized education segment.

The book manufacturing segment focuses on streamlining and enhancing the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from content management, prepress and production through storage and distribution. Courier’s principal book manufacturing markets are religious, educational and specialty trade books with products including Bibles, educational texts and consumer books. Revenues from this segment accounted for approximately 84% of Courier’s consolidated revenues in 2004.

The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), acquired by Courier on September 22, 2000, as well as Research & Education Association, Inc. (“REA”), which was acquired on January 6, 2004.  Dover publishes over 8,500 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from musical scores to typographical fonts.  Revenues in this segment were approximately 19% of consolidated sales in 2004. REA publishes test preparation and study-guide books and software for high school, college, graduate students and professionals.  The combination of Dover’s and REA’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills are providing a powerful end-to-end publishing solution for Courier.

Sales by segment (in thousands)	2004	2003	2002

Book Manufacturing	$177,225	$171,858	$170,382
Specialty Publishing	40,787	36,391	36,004
Intersegment sales	(6,833)	(6,247)	(5,362)
Total	$211,179	$202,002	$201,024

Additional segment information, including the amounts of earnings before taxes and total assets, for each of the last three fiscal years, is contained in Note J in the Notes to Consolidated Financial Statements on pages F-17 to F-19 included in this Annual Report on Form 10-K.

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc.  Courier Custom Publishing provided customized coursepacks and textbooks.  The disposition was accounted for as a discontinued operation.  Additional information is contained in Note I in the Notes to Consolidated Financial Statements on pages F-16 and F-17 included in this Annual Report on Form 10-K.  In March 2001, Courier sold substantially all of the assets of The Home School and ceased operating this business.  The Company had purchased the assets of The Home School Books & Supplies in September 1997.  The Home School was a direct marketer of educational materials to families engaged in educating children at home and had been included in the customized education segment prior to its sale.

BUSINESS SEGMENTS

BOOK MANUFACTURING SEGMENT

Courier’s book manufacturing segment produces hard and softcover books, as well as related services involved in managing the process of creating and distributing these products for publishers, religious organizations and other information providers.  Courier provides book manufacturing and related services from six facilities in Westford, Stoughton and North Chelmsford, Massachusetts; Philadelphia, Pennsylvania; North Bergen, New Jersey; and Kendallville, Indiana.

Courier’s book manufacturing operations consist of both electronic and conventional film processing, platemaking, printing and binding of soft and hard bound books.  Each of Courier’s six facilities have certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing, printing on lightweight paper and four-color book manufacturing.  These services are primarily sold to publishers of educational, religious and consumer books.  During 2004, the Company expanded its four-color book manufacturing capabilities with the addition of a major new four-color press at its Kendallville, Indiana facility.

Courier’s book manufacturing sales force of 18 people is responsible for all of the Company’s sales to over 400 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Chicago, Illinois; Philadelphia, Pennsylvania; Hayward, California; North Chelmsford, Massachusetts; and North Bergen and North Caldwell, New Jersey.

Sales to The Gideons International aggregated approximately 27% of consolidated sales in 2004 and 28% in both 2003 and 2002.  Sales to Pearson plc aggregated approximately 17% of consolidated sales in both 2004 and 2003, and 15% in 2002.  The loss of either of these customers or a significant reduction in order volumes from either of them would have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales.  The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 21% in 2004, 22% in 2003 and 21% in 2002.  Approximately 90% of the export sales were in the book manufacturing segment in each of these years.

All phases of Courier’s business are highly competitive.  The printing industry, exclusive of newspapers, includes approximately 45,000 establishments.  While most of these establishments are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity, related services and technology support.

SPECIALTY BOOK PUBLISHING SEGMENT

Dover, acquired by the Company in September 2000, is a publisher of books in over 30 specialty categories, including fine and commercial arts, children’s books, crafts, musical scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift Editions.  In 2002, a new line of scholarly hardcover books valuable to scientists and mathematicians was launched under the name of Dover Phoenix Editions.

Dover sells its products through most American bookstore chains, independent booksellers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and, since 2001, over the Internet at www.doverpublications.com.  Dover mails its proprietary catalogs to over 500,000 consumers.  In 2002, Dover launched www.DoverDirect.com, which is a business-to-business site for its retailers and distributors.

REA, acquired by the Company in January 2004, publishes more than 800 test preparation and study-guide titles.  Product lines include Problems Solvers®, Essentials®, Super Reviews® and Test Preparation books.  REA sells its products around the world through major bookseller chains, college bookstores, and teachers’ supply stores as well as directly to teachers and other consumers through catalogs and over the Internet at www.REA.com.

The U.S. publishing market is comprised of approximately 75,000 publishers.  Many of these publishers are very small, but a few are much larger than Dover and REA or are part of organizations that are much larger.  In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and new web-based publishing businesses starting up, which compete in the specialty book publishing market, including publishing of electronic books.  Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.  REA offers high editorial quality study guides and test preparation books and software products in almost every academic area including many specialized areas such as teacher certification, adult education, and professional licensing.

MATERIALS AND SUPPLIES

Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements.  Many of Courier’s book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production.  Dover and REA purchase a significant portion of their books from Courier’s book manufacturing operations.  Paper prices increased in 2004 after a slight decrease last year, returning to levels comparable to 2002.

ENVIRONMENTAL REGULATIONS

The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose are anticipated in 2005.  The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s earnings or competitive position.

EMPLOYEES

The Company employed 1,465 persons at September 25, 2004 compared to 1,420 a year ago.

OTHER

Courier’s overall business is not significantly seasonal in nature, although demand is normally highest in the Company’s fourth quarter.  Educational publishers in the book manufacturing segment and Dover’s business all contribute to this higher fourth quarter demand. There is no portion of Courier’s business subject to cancellation of government contracts or renegotiation of profits.

Courier holds no material patents, licenses, franchises or concessions that are important to its operations, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the World Wide Web in connection with each of its businesses.  Substantially all of Dover’s and REA’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.

The Company makes available free of charge (as soon as reasonably practicable after they are filed or furnished to the SEC) copies of its Annual Report on Form 10-K, as well as all other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, via the Internet at www.courier.com or upon written request to Robert P. Story, Jr., Senior Vice President and Chief Financial Officer, Courier Corporation, 15 Wellman Avenue, North Chelmsford, MA 01863.

Item 2.  Properties.

REAL PROPERTIES

The following schedule lists the facilities owned or leased by Courier at September 25, 2004. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

Principal Activity and Location (Year Constructed)	Owned/ Leased	Sq. Ft.
Corporate headquarters and executive offices
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA (1900, 1968, 1969, 1981, 1990)	Owned	393,000	(2)
Kendallville plant, Kendallville, IN (1978, 2004)	Owned	205,000
National plant, Philadelphia, PA (1975, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000
Book-mart plant, North Bergen, NJ (1917, 1935, 1997)	Leased	75,000
Dover offices and warehouses
Mineola, New York (1948-1981)	Leased	106,000
New Hyde Park, NY (1949-1969)	Leased	78,000
REA offices and warehouse
Piscataway, New Jersey (1990)	Leased	39,000

(1)                                Also houses warehousing and end-user fulfillment operations supporting the book manufacturing segment.

(2)                                In May 2004, the Company completed the sale of approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA for $1.7 million.  The Company will continue its current levels of book manufacturing at the site.  Additional information is contained in Note K on page F-19 of this Annual Report on Form 10-K.

EQUIPMENT

The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases computers, image setters and other electronic prepress equipment which are subject to more rapid obsolescence.  In addition, one printing press is leased whereby the lessor holds title and the Company has an option to purchase the equipment upon expiration of the lease in 2008 at a price of $161,658.  Capital expenditures amounted to approximately $13.4 million in 2004, $10.9 million in 2003 and  $4.9 million in 2002. Capital expenditures in 2004 included approximately $10 million for a new four-color press installation and related building expansion at the Kendallville, Indiana facility.  Fiscal 2005 capital expenditures are expected to increase to $18 to $20 million with approximately half of this amount to be payments on another four-color press, which will expand the Company’s capacity to produce four-color textbooks.  On October 29, 2004, the Company entered into an agreement to purchase this new press, which is identical to the press installed in 2004 and which is expected to be installed early in fiscal 2006.  Courier considers its equipment to be in good operating condition and adequate for its present needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 25, 2004.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The information required by this Item is contained in the section captioned “Selected Quarterly Financial Data (Unaudited)” which appears on page F-20 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data.

The information required by this Item is contained in the section captioned “Five-Year Financial Summary” appearing on page F-21 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is contained in the section captioned “Management’s Discussion and Analysis” on pages F-22 through F-28 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Notes A and M of Notes to Consolidated Financial Statements, which appear on pages F-7 through F-9 and F-19 of this Annual Report on Form 10-K.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate.  There were no borrowings under this facility at any time during 2004.

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

(b)           Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

The following table sets forth information concerning the granting on September 23, 2004 of restricted stock awards and stock options under the Courier Corporation 1993 Stock Incentive Plan to each of the Executive Officers.

	Number of Shares Underlying
Name	Options Granted	Restricted Stock Awards

J. F. Conway, III	5,173	1,442
R. P. Story, Jr.	4,484	1,250
G. Q. Nichols	—	—
P. D. Tobin	1,552	433
P. M. Folger	966	269
E. J. Zimmerman	1,897	529

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	52	Chairman, President and Chief Executive Officer

George Q. Nichols	75	Corporate Senior Vice President and Chairman of National Publishing Company

Robert P. Story, Jr.	53	Senior Vice President and Chief Financial Officer

Peter M. Folger	51	Vice President and Controller

Peter D. Tobin	49	Corporate Vice President and Executive Vice President of Courier Companies and National Publishing Company

Eric J. Zimmerman	39	Vice President, Publishing

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

Effective October 1, 2004, Mr. Zimmerman became Vice President, Publishing and an executive officer of Courier Corporation.  He joined Courier in December 1994 as General Manager of its former Copyright Management Services operation and became Vice President of e-Commerce for Courier in September 2000.

The Company has adopted a code of ethics entitled “Courier Corporation Business Conduct Guidelines,” which is applicable to all of the Company’s directors, officers, and employees.  These Business Conduct Guidelines are available on the Company’s Internet website, located at www.courier.com.

All other information called for by Item 10 is contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 20, 2005.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 is contained in the definitive Proxy Statement, under the caption “Executive Compensation,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 20, 2005.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information called for by Item 12 is contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 20, 2005.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information called for by Item 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 20, 2005.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by Item 14 is contained in the definitive Proxy Statement, under the caption “Item 4: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Thursday, January 20, 2005.  Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Documents filed as part of this report

	1.	Financial statements

		•	Report of Independent Registered Public Accounting Firm
		•	Consolidated Statements of Income for each of the three years in the period ended September 25, 2004
		•	Consolidated Balance Sheets as of September 25, 2004 and September 27, 2003
		•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 25, 2004
		•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended September 25, 2004
		•	Notes to Consolidated Financial Statements

	2.	Financial statement schedule

Schedule II - Consolidated Valuation and Qualifying Accounts

	3.	Exhibits

Exhibit No.	Description of Exhibit

3A-1

Articles of Organization of Courier Corporation, as of June 29, 1972 (filed as Exhibit 3A-1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 1981, and incorporated herein by reference).

3A-2

Articles of Amendment of Courier Corporation (changing stockholder vote required for merger or consolidation), as of January 20, 1977 (filed as Exhibit 3A-2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 1981, and incorporated herein by reference).

3A-3

Articles of Amendment of Courier Corporation (providing for staggered election of directors), as of January 20, 1977 (filed as Exhibit 3A-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 1981, and incorporated herein by reference).

3A-4

Articles of Amendment of Courier Corporation (authorizing class of Preferred Stock), as of February 15, 1978 (filed as Exhibit 3A-4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 1981, and incorporated herein by reference).

3A-5	Articles of Amendment of Courier Corporation (increasing number of shares of authorized Common Stock), as of January 16, 1986 (described in item #2 of the

Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 16, 1986, and incorporated herein by reference).

3A-6

Articles of Amendment of Courier Corporation (providing for fair pricing procedures for stock to be sold in certain business combinations), as of January 16, 1986 (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 16, 1986, and incorporated herein by reference).

3A-7

Articles of Amendment of Courier Corporation (limiting personal liability of directors to the Corporation or to any of its stockholders for monetary damages for breach of fiduciary duty), as of January 28, 1988 (filed as Exhibit 3A-7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

3A-8

Articles of Amendment of Courier Corporation (establishing Series A Preferred Stock), as of November 8, 1988 (filed as Exhibit 3A-8 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

3A-9

Articles of Amendment of Courier Corporation (increasing number of shares of authorized Common Stock), as of January 17, 2002 (filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference).

3B

By-Laws of Courier Corporation, amended and restated as of March 18, 1999 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 18, 1999, and incorporated herein by reference).

10.1+*	Form of Incentive Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan.

10.2+*	Form of Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan.

10.3+*	Form of Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan.

10.5+*	Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for J. F. Conway, III dated September 23, 2004.

10.6+*	Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for R. P. Story, Jr. dated September 23, 2004.

10.7+*	Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for R. P. Story, Jr. dated September 23, 2004.

10.8+*	Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. D. Tobin dated September 23, 2004..

10.9+*	Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. D. Tobin dated September 23, 2004.

10.10+*	Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. M. Folger dated September 23, 2004.

10.11+*	Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. M. Folger dated September 23, 2004.

10.12+*	Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for E. J. Zimmerman dated September 23, 2004.

10.13+*	Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for E. J. Zimmerman dated September 23, 2004.

10.14+*	Incentive Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for E. J. Zimmerman dated September 23, 2004.

10.15+*	Form of Non-Qualified Stock Option Agreement for the Courier Corporation 2005 Stock Equity Plan for Non-employee Directors.

10.16+*	Form of Stock Unit Agreement for the Courier Corporation 2005 Stock Equity Plan for Non-employee Directors.

10A-1+	Courier Corporation Stock Grant Plan (filed as Exhibit C to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 20, 1977, and incorporated herein by reference).

10A-2+

Amendment, effective January 19, 1989, to the Courier Corporation Stock Grant Plan (described in Item 4 of the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 19, 1989, and incorporated herein by reference).

10B+

Letter Agreement, dated February 8, 1990, of Courier Corporation relating to supplemental retirement benefit and consulting agreement with James F. Conway, Jr. (filed as Exhibit 10B to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 1990, and incorporated herein by reference).

10C-1+

Courier Corporation 1989 Deferred Income Stock Option Plan for Non-employee Directors, effective September 28, 1989 (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 18, 1990, and incorporated herein by reference).

10C-2+

Amendment, effective November 4, 1993, to the 1989 Deferred Income Stock Option Plan for Non-employee Directors (filed as Exhibit 10C-2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10C-3+

Amendment, effective September 24, 1998, to the 1989 Deferred Income Stock Option Plan for Non-employee Directors (filed as Exhibit 10C-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

10C-4+

Amendment, effective January 21, 1999, to the 1989 Deferred Income Stock Option Plan for Non-employee Directors (described in Item 3 of the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 21, 1999, and incorporated herein by reference).

10D-1+	Courier Corporation 1983 Stock Option Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 20, 1983, and incorporated herein by reference).

10D-2+

Amendment, effective January 17, 1985, to the Courier Corporation 1983 Stock Option Plan (described in Item 2 of the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 17, 1985, and incorporated herein by reference).

10D-3+

Amendment, effective January 19, 1989, to the Courier Corporation 1983 Stock Option Plan (described in Item 3 of the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 19, 1989, and incorporated herein by reference).

10E-1+

The Courier Executive Compensation Program, effective October 4, 1993 (filed as Exhibit 10E-2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10E-2+

The Management Incentive Compensation Program, effective October 4, 1993 (filed as Exhibit 10E-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10F+

Courier Corporation Senior Executive Severance Program and Agreements, dated October 25, 1988 pursuant to the program with Messrs. Conway III, Nichols, Story, and Folger (filed as Exhibit 10P to the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, and incorporated herein by reference).

10G

Rights Agreement between Courier Corporation and State Street Bank and Trust Company dated March 18, 1999 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 18, 1999, and incorporated herein by reference).

10H+

Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 21, 1999, and incorporated herein by reference).

10I-1+

Agreement, as of March 3, 1993, of Courier Corporation relating to employment contract and supplemental retirement benefit with George Q. Nichols (filed as Exhibit 10J to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10I-2+

Amendment, as of April 16, 1997, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10J-2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997, and incorporated herein by reference).

10I-3+

Amendment, as of November 9, 2000, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10I-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, and incorporated herein by reference).

10J-1

Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, Fleet National Bank, KeyBank National Association, Citizens Bank of Massachusetts and Sovereign Bank, providing for a $60 million revolving credit facility (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003, and incorporated herein by reference).

10J-2

Amendment, dated March 31, 2004, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, Fleet National Bank, KeyBank National Association, Citizens Bank of Massachusetts and Sovereign Bank, providing for a $60 million revolving credit facility (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2004, and incorporated herein by reference).

10K-1+

Courier Corporation 1993 Stock Incentive Plan, as amended and restated, effective May 6, 1996 (filed as Exhibit 10O to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 1996, and incorporated herein by reference).

10K-2+

Amendment, effective September 24, 1998, to the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10O-2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

10K-3+

Amendment, effective January 21, 1999, to the Courier Corporation 1993 Stock Incentive Plan (described in Item 4 of the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 21, 1999, and incorporated herein by reference).

10K-4+

Amendment, effective January 18, 2001, to the Courier Corporation 1993 Stock Incentive Plan (described in Item 3 of the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 18, 2001, and incorporated herein by reference).

10L

Stock Purchase Agreement by and among Courier Corporation and the stockholders of Book-mart Press, Inc., dated as of July 21, 1997 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 21, 1997, and incorporated herein by reference).

10M+

Courier Corporation Deferred Compensation Program dated November 6, 1997 including Messrs. Conway III, Nichols, and Story (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 27, 1997, and incorporated herein by reference).

10N

Master Lease Finance Agreement, dated as of September 23, 1998 between Courier Corporation and General Electric Capital Corporation (filed as Exhibit 10R to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

10O

Stock Purchase Agreement by and among Courier Corporation, Mrs. Blanche Cirker, individually, the Estate of Hayward Francis Cirker, by Blanche Cirker, executrix, and each of the stockholders of Dover Publications, Inc., Dover Book Store Inc. and Transfolio Express, Inc. dated as of August 14, 2000 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 22, 2000, and incorporated herein by reference).

10P

Master Lease Finance Agreement, dated as of September 25, 2000 between Courier Corporation and Eastern Bank (filed as Exhibit 10T to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated herein by reference).

21*	Schedule of Subsidiaries.

23*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit is furnished herewith.
+ Designates a Company compensation plan or arrangement.

(b)	Reports on Form 8-K

Filed July 15, 2004, reporting under Item 12 a press release dated July 15, 2004 reporting financial results for the quarter ended June 26, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 2, 2004.

COURIER CORPORATION

By:	s/James F. Conway III
James F. Conway III
Chairman, President and Chief Executive Officer

By:	s/Robert P. Story, Jr.
Robert P. Story, Jr.
Senior Vice President and Chief Financial Officer

By:	s/Peter M. Folger
Peter M. Folger
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 2, 2004.

s/James F. Conway III	s/George Q. Nichols
James F. Conway III	George Q. Nichols
Chairman, President and	Director
Chief Executive Officer

s/Kathleen Foley Curley	s/Ronald L. Skates
Kathleen Foley Curley	Ronald L. Skates
Director	Director

s/Richard K. Donahue	s/Robert P. Story, Jr.
Richard K. Donahue	Robert P. Story, Jr.
Director	Director

s/Edward J. Hoff	s/W. Nicholas Thorndike
Edward J. Hoff	W. Nicholas Thorndike
Director	Director

s/Arnold S. Lerner	s/Susan L. Wagner
Arnold S. Lerner	Susan L. Wagner
Director	Director

s/Peter K. Markell
Peter K. Markell
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries as of September 25, 2004 and September 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 25, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries as of September 25, 2004 and September 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
December 3, 2004

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002

Net sales (Note A)	$211,179,000	$202,002,000	$201,024,000
Cost of sales	142,609,000	134,630,000	138,451,000

Gross profit	68,570,000	67,372,000	62,573,000

Selling and administrative expenses	37,292,000	37,794,000	37,791,000
Interest (income) expense, net	(23,000)	52,000	480,000
Other income (Note K)	250,000	—	—

Pretax income	31,551,000	29,526,000	24,302,000

Provision for income taxes (Note C)	11,011,000	10,254,000	8,007,000

Income from continuing operations	$20,540,000	$19,272,000	$16,295,000

Discontinued operations:
Loss from operations, net of tax	—	(65,000)	(120,000)
Gain on disposal, net of tax	—	913,000	—

Net income	$20,540,000	$20,120,000	$16,175,000

Income per basic share (Notes A and L):
Continuing operations	$2.58	$2.46	$2.11
Discontinued operations (Note I):
Loss from operations	—	(0.01)	(0.02)
Gain on disposal	—	0.12	—
Net income per basic share	$2.58	$2.56	$2.09

Income per diluted share (Notes A and L):
Continuing operations	$2.50	$2.37	$2.04
Discontinued operations (Note I):
Loss from operations	—	(0.01)	(0.02)
Gain on disposal	—	0.11	—
Net income per diluted share	$2.50	$2.48	$2.02

Cash dividends declared per share	$0.35	$0.30	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 25, 2004	September 27, 2003
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$23,965,000	$23,824,000
Accounts receivable, less allowance for uncollectible accounts of $1,630,000 in 2004 and $1,741,000 in 2003 (Note A)	34,072,000	29,174,000
Inventories (Note B)	25,108,000	20,681,000
Deferred income taxes (Note C)	2,852,000	3,164,000
Other current assets	840,000	1,214,000

Total current assets	86,837,000	78,057,000

Property, plant and equipment (Note A):
Land	1,059,000	1,059,000
Buildings and improvements	25,781,000	22,349,000
Machinery and equipment	128,484,000	114,728,000
Furniture and fixtures	1,468,000	1,468,000
Construction in progress	1,073,000	5,094,000

	157,865,000	144,698,000

Less-Accumulated depreciation and amortization	(109,383,000)	(101,356,000)

Property, plant and equipment, net	48,482,000	43,342,000

Goodwill (Notes A, H and J)	33,255,000	24,847,000
Prepublication costs (Note A)	5,127,000	3,810,000
Other assets	1,498,000	1,429,000

Total assets	$175,199,000	$151,485,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 25, 2004	September 27, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$83,000	$81,000
Accounts payable (Note A)	10,059,000	6,494,000
Accrued payroll	6,470,000	8,031,000
Accrued taxes	5,557,000	6,521,000
Other current liabilities	7,194,000	6,070,000

Total current liabilities	29,363,000	27,197,000

Long-term debt (Notes A and D)	510,000	593,000
Deferred income taxes (Note C)	7,706,000	5,597,000
Other liabilities	2,630,000	2,678,000

Total liabilities	40,209,000	36,065,000

Commitments and contingencies (Note E)

Stockholders’ equity (Notes A and F):

Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 8,031,000 shares in 2004 and 8,088,000 in 2003	8,031,000	8,088,000
Additional paid-in capital	869,000	650,000
Retained earnings	126,573,000	108,827,000
Unearned compensation	(483,000)	(350,000)
Treasury stock, at cost: 157,000 shares in 2003	—	(1,795,000)

Total stockholders’ equity	134,990,000	115,420,000

Total liabilities and stockholders’ equity	$175,199,000	$151,485,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002

Operating Activities:
Net income	$20,540,000	$20,120,000	$16,175,000
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	10,929,000	9,798,000	10,687,000
Deferred income taxes (Note C)	2,471,000	938,000	1,531,000
Gain on sale of assets (Notes I and K)	(163,000)	(913,000)	—
Changes in assets and liabilities:
Accounts receivable	(3,843,000)	1,718,000	2,914,000
Inventory	(2,459,000)	731,000	728,000
Accounts payable	2,775,000	(214,000)	(5,225,000)
Accrued taxes	(964,000)	(444,000)	873,000
Other elements of working capital	(245,000)	(492,000)	691,000
Tax benefits of stock option activity	562,000	470,000	229,000
Other long-term, net	(1,271,000)	(575,000)	363,000

Cash provided from operating activities	28,332,000	31,137,000	28,966,000

Investment Activities:
Capital expenditures	(13,416,000)	(10,885,000)	(4,918,000)
Business acquisition (Note H)	(11,850,000)	—	—
Prepublication costs (Note A)	(2,818,000)	(2,232,000)	(1,821,000)
Proceeds from sale of assets (Notes I and K)	1,664,000	1,500,000	—

Cash used for investment activities	(26,420,000)	(11,617,000)	(6,739,000)

Financing Activities:
Long-term debt repayments	(81,000)	(78,000)	(76,000)
Repayments of revolving credit facility, net	—	—	(15,750,000)
Cash dividends	(2,794,000)	(2,354,000)	(2,058,000)
Proceeds from stock plans	1,104,000	1,106,000	1,114,000

Cash used for financing activities	(1,771,000)	(1,326,000)	(16,770,000)

Increase in cash and cash equivalents	141,000	18,194,000	5,457,000

Cash and cash equivalents at the beginning of the period	23,824,000	5,630,000	173,000

Cash and cash equivalents at the end of the period	$23,965,000	$23,824,000	$5,630,000

Supplemental cash flow information:
Interest paid	$249,000	$245,000	$436,000
Income taxes paid (net of receipts)	$8,935,000	$9,697,000	$5,511,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Total Stockholders’ Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock

Balance, September 29, 2001	$80,325,000	$5,445,000	$1,454,000	$76,944,000	$(510,000)	$(3,008,000)

Net income	16,175,000	—	—	16,175,000	—	—
Cash dividends	(2,058,000)	—	—	(2,058,000)	—	—
Restricted stock grant/amortization activity, net	133,000	—	94,000	—	1,000	38,000
Other stock plan activity	1,344,000	—	698,000	—	—	646,000

Balance, September 28, 2002	95,919,000	5,445,000	2,246,000	91,061,000	(509,000)	(2,324,000)

Net income	20,120,000	—	—	20,120,000	—	—
Cash dividends	(2,354,000)	—	—	(2,354,000)	—	—
Stock dividend (Note A)	—	2,643,000	(2,643,000)	—	—	—
Restricted stock grant/amortization activity, net	159,000	—	—	—	159,000	—
Other stock plan activity	1,576,000	—	1,047,000	—	—	529,000

Balance, September 27, 2003	115,420,000	8,088,000	650,000	108,827,000	(350,000)	(1,795,000)

Net income	20,540,000	—	—	20,540,000	—	—
Cash dividends	(2,794,000)	—	—	(2,794,000)	—	—
Restricted stock grant/amortization activity, net	160,000	—	200,000	—	(133,000)	93,000
Other stock plan activity	1,664,000	—	772,000	—	—	892,000
Retire treasury stock (Note A)	—	(57,000)	(753,000)	—	—	810,000

Balance, September 25, 2004	$134,990,000	$8,031,000	$869,000	$126,573,000	$(483,000)	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Business:  Courier Corporation and its subsidiaries (“Courier” or the “Company”) print, publish and sell books.  Courier has two business segments: full-service book manufacturing and specialty book publishing.  On January 6, 2004, Courier purchased substantially all of the assets of Research & Education Association, Inc. (“REA”) which is included in the specialty publishing segment (see Note H).  On December 17, 2002, the Company sold the assets of Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment (see Note I).

Principles of Consolidation and Presentation: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions.  Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”), which require the use of certain estimates and assumptions.  Certain amounts for fiscal years 2003 and 2002 have been reclassified in the accompanying financial statements in order to conform to the current year’s classification.

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations.  The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.  At September 25, 2004 and September 27, 2003, the fair market value of the Company’s financial instruments approximated their carrying values.

Interest income from these instruments was $230,000 in 2004, $200,000 in 2003, and $12,000 in 2002 and is included in the caption “Interest (income) expense, net” in the accompanying Consolidated Statements of Income.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Interest capitalized in 2004 was $74,000.   No interest was capitalized in 2003 and 2002.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings.

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

Goodwill: The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  Goodwill has been allocated $9.2 million and $24.0 million, net of accumulated amortization of $2.1 million and $0.9 million, to the book manufacturing and specialty publishing segments, respectively.  The specialty publishing segment includes $8.4 million of goodwill related to the acquisition of REA in the second quarter of fiscal 2004 (see Note H).  There has been no other change in the carrying amount of goodwill during the year or in the allocation of goodwill by reportable segment.

Long-Lived Assets: Management periodically reviews long-lived assets for impairment and does not believe that there is any material impairment of any asset of the Company as measured in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The adoption of SFAS No. 144 in 2002 did not have a material effect on the Company’s consolidated financial statements.

Prepublication Costs: Prepublication costs, associated with the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three years for REA, which was acquired in fiscal 2004 (see Note H), and four years for Dover Publications.

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

Net Income per Share: Basic net income per share is based on the weighted average number of common shares outstanding each period.  Diluted net income per share also includes potentially dilutive items such as options (see Note L).

Treasury Stock: Pursuant to a 2004 change in state law, the Company’s treasury stock was reclassified to the status of authorized but unissued shares.  The Company had historically used treasury stock for stock options exercised and stock grants.

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

Stock-Based Compensation: Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Had compensation cost for stock options and for grants under the ESPP been determined under the provisions of SFAS No. 123, the Company’s net income would have been as follows:

	2004	2003	2002
Net income as reported	$20,540,000	$20,120,000	$16,175,000
Deduct: Stock-based compensation expense determined under SFAS No. 123, net of related tax effects	(1,306,000)	(965,000)	(637,000)
Pro forma net income	$19,234,000	$19,155,000	$15,538,000

Net income per share as reported:
Basic	$2.58	$2.56	$2.09
Diluted	2.50	2.48	2.02

Pro forma net income per share:
Basic	$2.42	$2.44	$2.01
Diluted	2.34	2.36	1.94

For purposes of pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model (see Note F).

B.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 37% and 44% of the Company’s inventories at September 25, 2004 and September 27, 2003, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  REA’s inventory of $1.3 million at September 25, 2004 is included in finished goods.  Inventories consisted of the following at September 25, 2004 and September 27, 2003:

	2004	2003

Raw materials	$3,338,000	$1,704,000
Work in process	5,317,000	3,833,000
Finished goods	16,453,000	15,144,000
Total	$25,108,000	$20,681,000

On a FIFO basis, reported year-end inventories would have been higher by $5.5 million in both fiscal 2004 and 2003.

C.  Income Taxes

The provision for income taxes from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	2004	2003	2002

Federal taxes at statutory rate	$11,043,000	$10,334,000	$8,457,000
State taxes, net of federal tax benefit	837,000	701,000	366,000
Tax benefit of export related income	(882,000)	(823,000)	(868,000)
Other	13,000	42,000	52,000
Total	$11,011,000	$10,254,000	$8,007,000

The provision for income taxes from continuing operations consisted of the following:

	2004	2003	2002
Currently payable:
Federal	$7,325,000	$8,238,000	$5,776,000
State	1,215,000	1,078,000	700,000
	8,540,000	9,316,000	6,476,000
Deferred:
Federal	2,398,000	870,000	1,507,000
State	73,000	68,000	24,000
	2,471,000	938,000	1,531,000
Total	$11,011,000	$10,254,000	$8,007,000

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 25, 2004 and September 27, 2003:

	2004	2003
Deferred tax assets:
Vacation accrual not currently deductible	$719,000	$682,000
Other accruals not currently deductible	689,000	806,000
Non-deductible reserves	1,387,000	1,620,000
Other	57,000	56,000
Classified as current	2,852,000	3,164,000
Deferred compensation arrangements	1,041,000	1,023,000
Other	171,000	171,000
Total deferred tax assets	$4,064,000	$4,358,000

Deferred tax liabilities:
Accelerated depreciation	7,220,000	5,732,000
Goodwill amortization	1,698,000	1,059,000
Total deferred tax liabilities	$8,918,000	$6,791,000

Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

D.  Long-Term Debt

At September 25, 2004 and September 27, 2003, long-term debt consisted of an obligation under an industrial development bond arrangement totaling $593,000 and $674,000, respectively, including current maturities of $83,000 and $81,000, respectively.  This industrial bond arrangement bears interest at a 3% rate.  Scheduled aggregate principal payments of this obligation are $83,000 in 2005, $85,000 in 2006, $88,000 in 2007, $91,000 in 2008, $93,000 in fiscal 2009 and $153,000 thereafter.  The industrial bond arrangement provides for a lien on the assets acquired with the proceeds

The Company has a $60 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%. The revolving credit facility matures in March 2007.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the level of capital expenditures, the incurring of additional indebtedness and a quarterly test of EBITDA to debt service.  It also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  These fees are included in the caption “Interest (income) expense, net” in the accompanying Consolidated Statements of Income.

E.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $3,902,000 in 2004, $4,103,000 in 2003 and $4,256,000 in 2002.  As of September 25, 2004, minimum annual rental commitments under the Company’s long-term operating leases are approximately $3,198,000 in 2005, $1,910,000 in 2006, $1,790,000 in 2007, $1,220,000 in 2008 and $2,921,000 in the aggregate thereafter.  The Company leases one of its facilities from a corporation owned in part by an executive of one of the Company’s subsidiaries.  The lease agreement requires annual payments of approximately $276,000 through July 2007.  At September 25, 2004 and September 27, 2003, the Company had letters of credit outstanding of $1,250,000 and $1,007,000, respectively.

In the ordinary course of business, the Company is subject to various legal proceedings and claims.  The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

F.  Stock Arrangements

Stock Incentive Plans: The Company’s stock incentive plans provide for the granting of stock options and stock grants up to a total of 1,226,250 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  During 2004, 7,192 shares of restricted stock, with a value of $293,000, were granted which vest in three years.  During 2002, 3,750 shares of restricted stock, with a value of $95,000, were granted which vest over a five-year period.  Amortization expense relating to the restricted stock grants was $160,000, $159,000 and $133,000 for 2004, 2003 and 2002, respectively.

Directors’ Option Plan: A 1989 plan, as amended and restated, allows members of the Company’s Board of Directors to make an election to apply either 50% or 100% of their annual retainer fee, including the committee chair retainer, toward the annual grant of stock options to be offered at a price per share $5 below the fair market value of the Company’s common stock at the time the option is granted.  The plan, as approved by stockholders, provides a total of 562,500 shares for the issuance of such options.

The following is a summary of all option activity for these plans:

	Stock Option/Incentive Plans		Directors’ Option Plan
	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at September 29, 2001	449,995	$10.35	110,925	$8.23
Issued	96,112	25.17	29,250	11.21
Exercised	(97,818)	7.41	(39,750)	7.25
Cancelled	(7,876)	11.07	—	—
Outstanding at September 28, 2002	440,413	$14.22	100,425	$9.49
Issued	86,662	35.21	36,000	21.71
Exercised	(70,408)	8.02	(30,000)	10.23
Cancelled	(1,749)	13.67	—	—
Outstanding at September 27, 2003	454,918	$19.17	106,425	$13.42
Issued	27,299	40.95	40,500	31.54
Exercised	(62,376)	10.38	(20,733)	8.74
Cancelled	(3,000)	29.35	—	—
Outstanding at September 25, 2004	416,841	$21.85	126,192	$20.00

Exercisable at September 25, 2004	243,584	$16.55	126,192	$20.00
Available for future grants	89,606		78,750

The following tables present information with regards to stock options outstanding at

September 25, 2004:

Range of Exercise Prices	Stock Incentive Plan
	$9.22 - $12.11	$12.72 - $15.82	$20.63 - $27.89	$34.91 - $38.40	$40.75 - $44.35
Options outstanding	74,575	138,532	91,274	85,161	27,299
Weighted average exercise price of options outstanding	$10.08	$13.97	$25.24	$35.22	$40.95
Weighted average remaining life	1.5 years	3.1 years	4.8 years	5.8 years	7.0 years
Options exercisable	74,575	109,170	31,451	28,388	—
Weighted average exercise price of options exercisable	$10.08	$13.78	$24.77	$35.04	—

	Directors’ Option Plan
Range of Exercise Prices	$8.25 - $10.85	$21.71 - 24.97	$31.45 - $33.98
Options outstanding	54,942	30,750	40,500
Weighted average exercise price of options outstanding	$10.49	$21.79	$31.54
Weighted average remaining life	1.4 years	3.0 years	4.0 years
Options exercisable	54,942	30,750	40,500
Weighted average exercise price of options exercisable	$10.49	$21.79	$31.54

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), approved by stockholders in January 1999, covers an aggregate of 225,000 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the beginning or end of the grant period.  During 2004, 17,456 shares were issued under the plan at an average price of $31.88 per share.  Since inception, 130,969 shares have been issued.  At September 25, 2004, an additional 94,031 shares were reserved for future issuances.

Stockholders’ Rights Plan: In March 1999, the Board of Directors adopted a ten-year stockholders’ rights plan.  Under the plan, the Company’s stockholders of record at March 19, 1999 received a right to purchase a unit (“Unit”) comprised of one one-thousandth of a share of preferred stock for each share of common stock held on that date at a price of $100, subject to adjustment.  Until such rights become exercisable, one such right will also attach to subsequently issued shares of common stock.  The rights become exercisable if a person or group acquires 15% or more of the Company’s common stock or after commencement of a tender or exchange offer which would result in a person or group beneficially owning 15% or more of the Company’s common stock.  When exercisable, under certain conditions, each right entitles the holder thereof to purchase Units of the Company’s preferred stock or shares of common stock of the acquirer, in each case having a market value at that time of twice the right’s exercise price.  The Board of Directors will be entitled to redeem the rights at one cent per right, under certain circumstances.  The rights expire in 2009.

Stock-Based Compensation: For purposes of pro-forma disclosures presented in Note A, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.

The following key assumptions were used to value options issued:

	2004	2003	2002
Risk-free interest rate	3.8%	3.9%	3.4%
Expected volatility	30%	32%	32%
Expected dividend yields	0.9%	0.8%	1.1%
Estimated life for grants under:
Stock Incentive Plans	5 - 7 years	5 - 7 years	5 - 7 years
Directors’ Option Plan	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	Stock Incentive Plan			Directors’ Option Plan
	2004	2003	2002	2004	2003	2002
On grant date:
Exercise price was equal to stock price	$14.71	$13.37	$8.97	—	—	—
Exercise price was in excess of stock price	—	$9.71	$6.69	—	—	—
Exercise price was less than stock price	—	—	—	$12.78	$8.87	$5.97

G.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan (ESOP).  Retirement costs included in the accompanying financial statements amounted to approximately $3,300,000 in 2004, $3,200,000 in 2003 and $3,000,000 in 2002.

The Courier Profit Sharing and Savings Plan (“PSSP”) is qualified under Section 401(k) of the Internal Revenue Code.  The plan allows eligible employees to contribute up to 100% of their compensation, subject to IRS limitations, with the Company matching 25% of the first 6% of pay contributed by the employee.  The Company also makes contributions to the plan annually based on profits each year for the benefit of all eligible non-union employees.

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During 2004, 2003 and 2002, no such shares were allocated to eligible participants.  At September 25, 2004, the ESOP held 300,280 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. As of December 31, 2001, Dover employees became eligible to participate in the Courier PSSP.  As such, plan benefits under the Dover defined benefit plan were frozen as of that date. No contributions have been made to the Dover plan for any of the past three years and none are expected to be made in 2005.

The following tables provide information regarding the Dover plan for the years ended September 25, 2004 and September 27, 2003.

Change in projected benefit obligation:

	2004	2003
Obligation at beginning of year	$3,127,000	$3,175,000
Service cost	7,000	8,000
Interest cost	193,000	196,000
Actuarial loss	230,000	118,000
Benefits paid	(218,000)	(370,000)
Obligation at end of year	$3,339,000	$3,127,000

Benefit payments in each of the next five years are projected to be $222,000, $247,000, $254,000, $247,000 and $237,000. Aggregate payments for the 2009-2013 period are estimated to be $1,291,000.

Change in plan assets:

	2004	2003
Fair value of plan assets at beginning of year	$3,708,000	$3,898,000
Actual return on plan assets	143,000	180,000
Benefits paid	(218,000)	(370,000)
Fair value of plan assets at end of year	$3,633,000	$3,708,000

Plan assets were invested entirely in Guaranteed Insurance Contracts in 2004 and 2003.

Reconciliation of funded status:

	2004	2003
Funded status at end of year	$294,000	$581,000
Unrecognized net actuarial loss and other	344,000	5,000
Prepaid pension cost	$638,000	$586,000

Components of the net periodic benefit cost:

	2004	2003
Service cost	$7,000	$8,000
Interest cost	193,000	196,000
Expected return on plan assets	(251,000)	(259,000)
Net periodic benefit income	$(51,000)	$(55,000)

Actuarial assumptions used to determine costs and benefit obligations:

	2004	2003
Discount rate	5.8%	6.3%
Compensation increases	5.0%	5.0%
Return on assets for the year	7.0%	7.0%

The Company’s strategy is to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.

The expected long-term rate of return on assets of 7% was determined based on historical returns for investments consistent with Plan objectives, but weighted primarily towards investments in debt securities. While actual returns in 2003 and 2004 were below the assumed rate of return, the assumed rate gives consideration to historical longer-term rates.

Prepaid pension cost at September 25, 2004 and September 27, 2003 is included in the accompanying consolidated balance sheet under the caption “Other assets.”

H. Business Acquisition

On January 6, 2004, the Company purchased substantially all of the assets of Research & Education Association (“REA”), a publisher of test preparation and study guide books and software for high school, college, graduate students, and professionals, with total annual sales of approximately $6 million.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The purchase price was approximately $12 million, with an allocation of approximately $8.4 million to goodwill and $0.7 million to prepublication costs in the accompanying financial statements.

I.  Discontinued Operations

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

	2004	2003
Net sales	$142,000	$1,160,000

Pretax loss	$(100,000)	$(191,000)
Income tax benefit	(35,000)	(71,000)
Loss after tax	$(65,000)	$(120,000)

Proceeds from sale	$1,500,000
Net assets sold and costs of disposal	68,000
Pretax gain	$1,432,000
Income tax provision	519,000
Gain on disposal, net of tax	$913,000

J.  Business Segments

The Company has two business segments: full-service book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers.  The Company has aggregated its book manufacturing business into one segment because of strong similarities in the economic characteristics, the nature of products and services, production processes, class of customer and distribution methods used. The specialty publishing segment consists of Dover Publications, Inc. and beginning with the second quarter of fiscal 2004, REA (see Note H).

On December 17, 2002, the Company sold the assets of Courier Custom Publishing, Inc., a provider of customized college coursepacks and textbooks, which comprised all of the activities of the customized education segment in 2003 and 2002 (see Note I).  Information related to this discontinued operation is not included in the segment table below for 2003 and 2002.

The accounting policies of the segments are the same as those described in Note A.  In evaluating segment performance, management primarily focuses on income or loss before taxes and other income. The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.  Other income, discussed in Note K, is reflected as “unallocated” in the following table.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.  The corresponding corporate asset balances are not allocated to the segments.  Unallocated corporate assets consist primarily of cash and cash equivalents and fixed assets used by the corporate support functions.

The following table provides segment information for continuing operations as required under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Total Company	Book Manu- facturing	Specialty Publishing	Unallo- cated	Intersegment Elimination
Fiscal 2004
Net sales	$211,179,000	$177,225,000	$40,787,000	—	$(6,833,000)
Earnings before income taxes	31,551,000	25,186,000	6,475,000	250,000	(360,000)
Total assets	175,199,000	92,004,000	55,727,000	$27,468,000	—
Goodwill, net	33,255,000	9,240,000	24,015,000	—	—
Depreciation and amortization	10,929,000	7,911,000	2,568,000	450,000	—
Capital expenditures and prepublication costs	16,234,000	12,725,000	2,917,000	592,000	—
Interest (income)/ expense	(23,000)	(330,000)	307,000	—	—
Fiscal 2003
Net sales	$202,002,000	$171,858,000	$36,391,000	—	$(6,247,000)
Earnings before income taxes	29,526,000	24,171,000	5,855,000	—	(500,000)
Total assets	151,485,000	76,766,000	42,737,000	$31,982,000	—
Goodwill, net	24,847,000	9,240,000	15,607,000	—	—
Depreciation and amortization	9,798,000	7,863,000	1,935,000	—	—
Capital expenditures and prepublication costs	13,117,000	10,641,000	2,372,000	104,000	—
Interest (income)/ expense	52,000	(281,000)	333,000	—	—

Fiscal 2002
Net sales	$201,024,000	$170,382,000	$36,004,000	$—	$(5,362,000)
Earnings before income taxes	24,302,000	19,817,000	4,890,000	—	(405,000)
Total assets	131,809,000	75,642,000	41,166,000	15,001,000	—
Goodwill, net	24,847,000	9,240,000	15,607,000	—	—
Depreciation and amortization	10,687,000	8,750,000	1,913,000	24,000	—
Capital expenditures and prepublication costs	6,739,000	4,408,000	1,940,000	391,000	—
Interest (income)/ expense	480,000	(253,000)	733,000	—	—

Export sales as a percentage of consolidated sales were approximately 21% in 2004, 22% in 2003 and 21% in 2002.  Approximately 90% of export sales were in the book manufacturing segment in fiscal years 2004, 2003, and 2002.  Sales to the Company’s largest customer amounted to approximately 27% of consolidated sales in 2004 and 28% in both 2003 and 2002. In addition, sales to another customer amounted to 17% of consolidated sales in both 2004 and 2003 and 15% in 2002.  Both of these customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales.  Customers are granted credit on an unsecured basis.  Receivables for the two largest customers, as a percentage of consolidated accounts receivable, were 28% at September 25, 2004 and 30% at September 27, 2003.

K.  Other Income

On May 26, 2004, the Company completed the sale of approximately 200,000 square feet of unoccupied and unutilized portions of its multi-building manufacturing complex in Westford, Massachusetts for $1.7 million, resulting in a pretax gain of $250,000, or $.02 per diluted share.  The Company will continue its current levels of book manufacturing at the site.

L.  Net Income per Share

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

	2004	2003	2002
Average shares outstanding for basic	7,960,000	7,848,000	7,724,000
Effect of potentially dilutive shares	261,000	272,000	268,000
Average shares outstanding for dilutive	8,221,000	8,120,000	7,992,000

M.  Derivative Financial Instruments

At the end of fiscal 2003, the Company had two forward exchange contracts to purchase approximately 3,000,000 euros as a hedge against a foreign currency equipment purchase commitment, designated as a fair value hedge. The Company had recorded a $180,000 addition to its property, plant and machinery accounts with a corresponding $180,000 addition to long term liabilities, with no effect on earnings.  The equipment was delivered and the forward exchange contracts settled in fiscal 2004. The Company does not use financial instruments for trading or speculative purposes.

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2004 (Dollars in thousands except per share amounts)	First	Second	Third	Fourth

Operating Results:
Net sales	$46,819	$49,663	$55,489	$59,208
Gross profit	15,629	15,527	17,349	20,065
Income from continuing operations	3,912	3,851	5,194	7,583
Income per diluted share from continuing operations	0.48	0.47	0.63	0.92
Net income	3,912	3,851	5,194	7,583
Net income per diluted share	0.48	0.47	0.63	0.92
Dividends declared per share	0.0875	0.0875	0.0875	0.0875
Stock price:
Highest	39.51	45.61	45.60	41.85
Lowest	37.15	38.47	38.19	39.19

Fiscal 2003 (Dollars in thousands except per share amounts)	First	Second	Third	Fourth

Operating Results:
Net sales	$48,782	$48,605	$51,076	$53,539
Gross profit	15,388	15,586	16,962	19,436
Income from continuing operations	3,749	3,788	4,772	6,963
Income per diluted share from continuing operations	0.46	0.47	0.59	0.85
Net income	4,512	3,821	4,772	7,015
Net income per diluted share	0.56	0.47	0.59	0.86
Dividends declared per share	0.075	0.075	0.075	0.075
Stock price:
Highest	31.05	33.14	34.88	37.33
Lowest	23.61	29.00	31.74	33.83

Diluted share amounts are based on weighted average shares outstanding.  Per share amounts and stock prices have been retroactively adjusted to reflect a three-for-two stock split distributed on December 5, 2003 (see Notes A and L).

Common shares of the Company are traded over-the-counter on the Nasdaq National Market - symbol “CRRC.”

There were 1,037 stockholders of record as of September 25, 2004.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions except per share data)	2004	2003	2002	2001	2000*

Net sales	$211.2	$202.0	$201.0	$210.8	$191.2
Gross profit	68.6	67.4	62.6	60.1	48.5
Income from continuing operations	20.5	19.3	16.3	13.6	11.3
Income per diluted share from continuing operations	2.50	2.37	2.04	1.75	1.49
Dividends per share	0.35	0.30	0.27	0.24	0.21
Working capital	57.5	50.9	34.0	28.2	33.3
Current ratio	3.0	2.9	2.2	1.9	1.9
Capital expenditures	13.4	10.9	4.9	12.8	16.3
Depreciation and amortization	10.9	9.8	10.7	11.8	8.1
Total assets	175.2	151.5	131.8	133.6	141.8
Long-term debt	0.5	0.6	0.7	16.5	31.3
Long-term debt as a percentage of capitalization	0.4%	0.5%	0.7%	17.0%	31.6%
Stockholders’ equity	135.0	115.4	95.9	80.3	67.8
Return on stockholders’ equity	16.4%	18.2%	18.5%	18.4%	18.0%
Stockholders’ equity per share	16.81	14.55	12.26	10.48	9.01
Shares outstanding (in 000’s)	8,031	7,931	7,821	7,668	7,524
Number of employees	1,465	1,420	1,455	1,504	1,535

Net sales, gross profit, income, income per diluted share and return on stockholders’ equity reflect continuing operations (see Note I).

Income per diluted share from continuing operations is based on weighted average shares outstanding; stockholders’ equity per share is based on shares outstanding at year end. Shares outstanding and per share amounts have been retroactively adjusted to reflect three-for-two stock splits distributed on December 5, 2003 and August 31, 2001 (see Notes A and L).

*  Fiscal 2000 included 53 weeks.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

The Annual Report to shareholders includes forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe”, “expect”, “anticipate”, “intend”, “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders, changes in raw material costs, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, unanticipated changes in operating expenses, changes in technology, difficulties in the start up of new equipment, changes in copyright laws, changes in tax regulations, and general changes in economic conditions, including currency fluctuations and changes in interest rates.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

OVERVIEW

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  Courier’s eight straight years of earnings growth was achieved through a strong focus on growth markets, technological innovation and outstanding customer service.

The Company has two business segments: full-service book manufacturing and specialty publishing.  In 2003, the Company sold the assets of Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment (see “Discontinued Operation” below).

Book Manufacturing – streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from content management, prepress and production through storage and distribution.  Courier’s principal markets include religious, educational and specialty trade books.

Specialty Publishing – consists of Dover Publications, Inc. (Dover), acquired by Courier on September 22, 2000, as well as Research & Education Association, Inc. (REA), which was acquired on January 6, 2004.  Dover publishes over 8,500 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from musical scores to typographical fonts.  Dover sells its products through most American bookstore chains, independent booksellers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover also sells its books directly to customers through its specialty catalogs and over the Internet at www.doverpublications.com.  REA publishes test preparation and study-guide books and software for high school, college, graduate students, and professionals, which it sells through book retailers and wholesalers around the world and directly to consumers through catalogs and over the Internet at www.REA.com.

RESULTS OF OPERATIONS

Continuing Operations	2004	2003	2002
(in thousands except per share amounts)
Net sales	$211,179	$202,002	$201,024
Gross profit	68,570	67,372	62,573
Income from continuing operations	20,540	19,272	16,295
Income per diluted share	2.50	2.37	2.04

The Company’s income from continuing operations in 2004 was $20.5 million, or $2.50 per diluted share, an increase of 7% over corresponding 2003 results of $19.3 million, or $2.37 per diluted share.  Sales from continuing operations of $211 million for 2004 were up 5% over sales of $202 million in 2003.  Gross profit increased to $68.6 million in 2004 from $67.4 million in the prior year.  As a percentage of sales, gross profit decreased to 32.5% from 33.4% in 2003.  Selling and administrative expenses for 2004 were $37.3 million, 1% lower than the previous year.  On May 26, 2004, the Company realized a pretax gain of $250,000 or $.02 per diluted share, from the sale of the unutilized portions of its multi-building manufacturing complex in Westford, Massachusetts.

On January 6, 2004, the Company purchased substantially all of the assets of REA, a publisher with total annual sales of approximately $6 million.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The purchase price was approximately $12 million, with an allocation of $8.4 million to goodwill in the accompanying financial statements.  REA contributed $.01 per diluted share to fiscal 2004 results.

In 2003, income from continuing operations increased by 18% to $19.3 million, or $2.37 per diluted share, from $16.3 million, or $2.04 per diluted share, for the prior year.  Sales in 2003 were $202 million compared to $201 million in 2002. Gross profit in 2003 increased by $4.8 million, or 8%, and as a percentage of sales, increased to 33.4% from 31.1% in 2002. Selling and administrative expenses were $37.8 million in both 2003 and 2002.

For each of the three years discussed above, the amounts do not include the results of a discontinued operation, Courier Custom Publishing, a provider of customized teaching materials which was sold on December 17, 2002 (see “Discontinued Operation” below).  Courier Custom Publishing comprised all of the activities of the customized education segment in 2003 and 2002.

Continuing Operations

Sales by Segment (in thousands)	2004	2003	2002

Book Manufacturing	$177,225	$171,858	$170,382
Specialty Publishing	40,787	36,391	36,004
Intersegment sales	(6,833)	(6,247)	(5,362)
Total	$211,179	$202,002	$201,024

Pretax Income by Segment	2004	2003	2002
(in thousands)

Book Manufacturing	$25,186	$24,171	$19,817
Specialty Publishing	6,475	5,855	4,890
Other income	250	—	—
Intersegment profit	(360)	(500)	(405)
Total	$31,551	$29,526	$24,302

Book Manufacturing Segment

Sales from the Company’s book manufacturing segment in 2004 were $177.2 million, an increase of 3% over 2003 sales. The Company focuses on three key publishing markets in this segment: education, religious and specialty trade.  Sales to educational publishers increased approximately 13% in 2004.  Sales to educational publishers of elementary and high school textbooks were the primary source of growth, with sales up approximately 30% over 2003.  Sales to the college market, which represents the largest portion of the Company’s education sales, were up 4% over the prior year.  Sales to the religious market increased 3%.  Sales to customers in the specialty trade market were down 8% in 2004, in part due to a large drop in the sale of computer game books, particularly during the first half of the fiscal year.  During 2004, the Company expanded its four-color book manufacturing capabilities with the addition of a major new four-color press at its Kendallville, Indiana facility.  The press became operational in April 2004.  In 2003, sales were $171.9 million, up 1% over the prior year.  Sales to educational publishers in 2003 were approximately 6% ahead of the prior year with particular strength in four-color textbooks in the college market.  Sales to publishers of elementary and high school textbooks were down 3%, as that market was impacted by state and local funding deficits.  Sales to the religious market were down 2%, reflecting a shortfall in sales of religious trade books while sales to customers in the specialty trade market were up 4% in 2003.

Gross profit as a percent of sales in the Company’s book manufacturing segment decreased to 27.9% in 2004 from 29.5% last year.   Productivity gains were offset by a combination of selectively lowered prices and start-up costs related to the new four-color press.  In 2003, gross profit increased to 29.5% from 27.5% in 2002.  The improvement reflected the benefits from tightly managing costs, gains in productivity due to new equipment and increased employee training, as well as an improved sales mix.

In 2004, selling and administrative expenses of $24.5 million were down by 8% from 2003, and as a percentage of sales, decreased to 14% compared to 16% in the prior year.  The reductions were due primarily to a decrease in bad debt expense of approximately $600,000 as well as reductions in incentive compensation of approximately $1.6 million.  Selling and administrative expenses in 2003 amounted to $26.8 million, or 16% of sales, down 2% from the prior year, reflecting reduced administrative costs in this segment.

Intercompany interest income allocated to the book manufacturing segment was $330,000 in fiscal 2004, compared to $281,000 in 2003 and $253,000 in 2002.

Pretax income for the Company’s book manufacturing segment in 2004 was $25.2 million, up 4% compared to 2003, and net income per diluted share was $2.01, an increase of 3% over the prior year. Fiscal 2003 pretax income in this segment increased 22% to $24.2 million, or, on an after-tax basis, $1.95 per diluted share, compared to $19.8 million, or $1.69 per diluted share, in 2002.

Specialty Publishing Segment

The Company’s specialty publishing segment is comprised of Dover, as well as REA since its acquisition on January 6, 2004.  Sales in fiscal 2004 were $40.8 million, an increase of $4.4 million or 12% over fiscal 2003 sales.  REA contributed $3.9 million of sales.  Dover’s sales in 2004 were up 1% over the prior year to $36.9 million.  Direct-to-consumer sales increased by 5% in 2004, while international sales rose 9% over the previous year.  Sales in 2004 to U.S. retailers, which account for approximately 70% of Dover’s sales and include the major bookstore chains, were comparable to last year.  Fiscal 2003 sales were $36.4 million, an increase of 1% over 2002.  Direct-to-consumer sales were up 13% in 2003 and international sales increased 15% over the prior year.  In contrast, sales to domestic retailers were down 2% for the 2003 fiscal year as a result of a 22% reduction in sales to the large bookstore chains.  While sales to the bookstore chains dropped, sales to online booksellers and to non-bookstore retailers, such as craft stores and gift shops, grew significantly.

Gross profit as a percentage of sales in the specialty publishing segment was 47.9% in 2004 compared to 47.2% in 2003.  Dover’s gross profit as a percentage of sales continued to improve in 2004 to 49.4% from 47.2% in 2003 due to both efficiencies in warehousing and distribution operations as well as modest price increases.  REA’s gross profit percentage was 34.4%, which included approximately $600,000 of expense related to a required purchase accounting write up of inventory to fair market value when REA was acquired.  The total inventory write up was approximately $1 million, which will be expensed as the acquired inventory is sold.  In 2003, Dover’s gross profit as a percentage of sales increased to 47.2% compared to 45.0% in 2002.  The improvement in the gross profit percentage reflects increased prices and a favorable mix of direct-to-consumer sales, as well as cost savings from shifting more manufacturing of Dover books to the Company’s manufacturing plants.  Also, declining product costs related to the sale of inventory from the original acquisition contributed approximately 1.0 percentage point to the increase.

Selling and administrative expenses in this segment were $12.8 million in 2004, an increase of $1.8 million or 16% over 2003.  The acquisition of REA and increases in sales and marketing activities at Dover accounted for the increase.  In 2003, Dover’s selling and administrative expenses were $11.0 million, up 4% over 2002, reflecting higher sales and marketing expenses.

Intercompany interest expense is allocated to the specialty publishing segment based on the acquisition cost of Dover and REA, reduced by cash generated by each business since acquisition.  Such interest expense in 2004 was $307,000 compared to $333,000 in 2003 with the decrease primarily attributable to cash generated by Dover.  In 2003, intercompany interest expense decreased to $333,000 from $733,000 in 2002, reflecting a reduction in the Company’s average annual borrowing rate, as well as cash generated by Dover.

Pretax income in the specialty publishing segment in fiscal 2004 was $6.5 million, or, on an after-tax basis, $.50 per diluted share, up 11% from $5.9 million, or $.46 per diluted share in the prior year.  REA contributed approximately $170,000 to pretax income, or $.01 per diluted share, in 2004.  In 2003, pretax income in this segment increased 20% to $5.9 million, or $.46 per diluted share, compared to $4.9 million, or $.39 per diluted share in the previous year, reflecting the improvement in gross profit.

Total Consolidated Company

Net interest income in 2004 was $23,000 compared to net interest expense of $52,000 in 2003 and $480,000 in 2002.  During 2004 and 2003, there were no borrowings under the Company’s $60 million revolving credit facility; however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  In fiscal 2002, the Company’s average borrowings on its credit facility were $7.5 million at an average annual interest rate of 2.5%.  Cash investments in 2004 averaged approximately $17.7 million earning an average annual interest rate of 1.3%, generating interest income of approximately $230,000.  For 2003, the Company’s average cash investments were approximately $17.5 million earning a 1.2% annual investment rate, generating interest income of approximately $200,000. Capitalized interest, related to the new four-color press, was $74,000 in 2004.  No interest was capitalized in 2003 or 2002.

Other income in 2004 was comprised of a pretax gain of approximately $250,000 resulting from the sale of an unused portion of the Company’s multi-building manufacturing complex in Westford, Massachusetts.

The Company’s effective tax rate of 35% for 2004 was comparable to the prior year.  The effective tax rate for 2003 was 35% compared to 33% in 2002 reflecting a higher effective state tax rate and a reduced benefit from export related income.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 101,000 shares in 2004 and 128,000 shares in 2003.  These increases were primarily due to options exercised and shares issued under the Company’s stock plans and the impact of potentially dilutive shares.  On November 6, 2003, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, which was distributed on December 5, 2003 to stockholders of record on November 17, 2003. Weighted average shares outstanding and net income per share amounts for periods prior to November 17, 2003 have been restated to give effect to the stock split.

Discontinued Operation

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment in 2003 and 2002.  The customized education segment provided customized coursepacks and textbooks.  Fiscal 2003 results for this operation were a loss, net of tax, of $65,000 compared to a loss, net of tax, of  $120,000 in 2002.  Proceeds from the sale of Courier Custom Publishing were $1.5 million resulting in an after-tax gain of approximately $0.9 million, or $.11 per diluted share. Courier Custom Publishing was accounted for as a discontinued operation in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $28.3 million of cash.  Income from continuing operations for the year was $20.5 million.  Depreciation was $8.7 million and amortization of prepublication costs was $2.2 million. Increases in deferred income taxes provided $2.5 million of cash.  Working capital used approximately $4.7 million of cash, due primarily to an increase in accounts receivable and inventories.

Investment activities used $26.4 million of cash, including $11.9 million for the acquisition of REA.  Proceeds from the sale of the unutilized portions of the Company’s mill complex in Westford, Massachusetts were $1.7 million.  Capital expenditures were approximately $13.4 million, including approximately $10 million for the new four-color press installation and related building expansion at the Kendallville, Indiana facility.  For fiscal 2005, capital expenditures are expected to increase to $18-$20 million.  Approximately half of this amount will be payments on another four-color press, identical to the press installed this year, which will expand the Company’s capacity to produce four-color textbooks.  On October 29, 2004, the Company entered into an agreement for approximately $10 million to purchase this new press, which is expected to be installed during the first quarter of fiscal 2006 (not included in the table below).  Prepublication costs were approximately $2.8 million, reflecting increased investments in new title offerings at Dover and REA.  These costs are expected to increase modestly in 2005 as publishing activity continues to grow.

Financing activities used approximately $1.8 million of cash in 2004.  During the year, there were no borrowings under the Company’s $60 million revolving credit facility.  The Company uses this revolving credit facility for both its long-term and short-term financing needs.  Dividend payments were $2.8 million while proceeds from stock plans were $1.1 million, primarily from the exercise of stock options. The Company believes that its cash on hand and cash from operations and available credit facilities will be sufficient to meet its cash requirements through 2005.

The following table summarizes the Company’s contractual obligations and commitments at September 25, 2004 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Payments:
Long-Term Debt	$593	$83	$173	$184	$153
Operating Leases	11,039	3,198	3,700	1,691	2,450
Purchase Obligations	1,047	1,047	—	—	—
Other Long-Term Liabilities	2,630	—	635	210	1,785
Total	$15,309	$4,328	$4,508	$2,085	$4,388

RISKS

The Company derived approximately 44% of its 2004 revenues and 45% of its 2003 revenues from two major customers.  The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.   On an ongoing basis, management evaluates its estimates and judgments, including those related to collectibility of accounts receivable, recovery of inventories, impairment of goodwill, prepublication costs and income taxes.  Management bases its estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Actual results may differ from these estimates.  The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

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

Goodwill  The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 25, 2004 resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	OTHER CHANGES(1)	BALANCE AT END OF PERIOD

Fiscal year ended September 25, 2004
Allowance for uncollectible accounts	$1,741,000	$75,000	$236,000	$50,000	$1,630,000

Fiscal year ended September 27, 2003
Allowance for uncollectible accounts	$2,292,000	$723,000	$1,274,000		$1,741,000

Fiscal year ended September 28, 2002
Allowance for uncollectible accounts	$1,964,000	$1,039,000	$711,000		$2,292,000

(1)          Other changes reflects amount related to a business acquisition.

S-1