Form 10-Q
period 2004-12-25
COURIER CORP
filed 2005-01-25
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 25, 2004

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 20, 2005
Common Stock, $1 par value	8,054,630 Shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED

	December 25, 2004	December 27, 2003

Net sales	$51,269	$46,819
Cost of sales	34,569	31,190

Gross profit	16,700	15,629

Selling and administrative expenses	10,283	9,638
Interest income, net	(27)	(27)

Pretax income	6,444	6,018

Provision for income taxes (Note C)	2,313	2,106

Net income	$4,131	$3,912

Net income per share (Note D):

Basic	$0.51	$0.49

Diluted	$0.50	$0.48

Cash dividends declared per share	$0.10	$0.0875

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

ASSETS	December 25, 2004	September 25, 2004

Current assets:
Cash and cash equivalents	$22,886	$23,965
Accounts receivable, less allowance for uncollectible accounts of $1,658 at December 25, 2004 and $1,630 at September 25, 2004	28,679	34,072
Inventories (Note B)	25,929	25,108
Deferred income taxes	2,849	2,852
Other current assets	804	840

Total current assets	81,147	86,837

Property, plant and equipment, less accumulated depreciation: $111,706 at December 25, 2004 and $109,383 at September 25, 2004	52,383	48,482

Goodwill (Note A)	33,255	33,255

Prepublication costs (Note A)	5,168	5,127

Other assets	1,510	1,498

Total assets	$173,463	$175,199

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 25, 2004	September 25, 2004

Current liabilities:
Current maturities of long-term debt	$83	$83
Accounts payable	6,608	10,059
Accrued payroll	4,810	6,470
Accrued taxes	4,385	5,557
Other current liabilities	7,495	7,194

Total current liabilities	23,381	29,363

Long-term debt	490	510
Deferred income taxes	7,701	7,706
Other liabilities	2,742	2,630

Total liabilities	34,314	40,209

Stockholders’ equity:
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 8,052,000 at December 25, 2004 and 8,031,000 at September 25, 2004	8,052	8,031
Additional paid-in capital	1,655	869
Retained earnings	129,900	126,573
Unearned compensation	(458)	(483)

Total stockholders’ equity	139,149	134,990

Total liabilities and stockholders’ equity	$173,463	$175,199

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED

	December 25, 2004	December 27, 2003

Operating Activities:
Net income	$4,131	$3,912
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	2,966	2,590
Deferred income taxes	(2)	536
Changes in assets and liabilities:
Accounts receivable	5,393	2,828
Inventory	(821)	(2,589)
Accounts payable	(3,451)	(444)
Accrued taxes	(1,172)	(878)
Other elements of working capital	(1,323)	(1,795)
Tax benefits of stock option activity	241	384
Other, net	121	196

Cash provided from operating activities	6,083	4,740

Investment Activities:
Capital expenditures	(6,224)	(4,481)
Prepublication costs	(680)	(563)

Cash used for investment activities	(6,904)	(5,044)

Financing Activities:
Long-term debt repayments	(20)	(20)
Cash dividends	(804)	(704)
Proceeds from stock plans	566	42

Cash used for financing activities	(258)	(682)

Decrease in cash and cash equivalents	(1,079)	(986)

Cash and cash equivalents at the beginning of the period	23,965	23,824

Cash and cash equivalents at the end of the period	$22,886	$22,838

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of December 25, 2004, the statements of income for the three-month periods ended December 25, 2004 and December 27, 2003, and the statements of cash flows for the three-month periods ended December 25, 2004 and December 27, 2003 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2004 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 25, 2004 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Form 10-K and Annual Report for the year ended September 25, 2004.

Prepublication Costs

Prepublication costs, associated with the specialty publishing segment, are amortized using the straight-line method over an estimated useful life of four years for Dover Publications and three years for Research and Education Association (“REA”) which was acquired in January 2004.

Goodwill

The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

Stock-Based Compensation

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Had compensation cost for stock options, and grants under the Employee Stock Purchase Plan, been determined under the provisions of SFAS No. 123, the Company’s net income would have been as follows:

	(000’s Omitted)
	Three Months Ended
	December 25, 2004	December 27, 2003

Net income as reported	$4,131	$3,912
Deduct: Stock-based compensation expense determined under SFAS No. 123, net of related tax effects	(339)	(316)
Pro forma net income	$3,792	$3,596

Net income per share as reported:
Basic	$0.51	$0.49
Diluted	0.50	0.48

Pro forma net income per share:
Basic	$0.47	$0.45
Diluted	0.46	0.44

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period.  SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods.  The Company expects to adopt SFAS 123R in its fourth quarter on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date.  Because of the vesting schedule of the Company’s outstanding stock options, the after-tax expense expected to be recognized in the fourth quarter is approximately $0.9 million, or $0.11 per diluted share.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe adoption of SFAS 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 37% of the Company’s inventories at both December 25, 2004 and September 25, 2004.  Other inventories, primarily at Dover and REA, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 25, 2004	September 25, 2004
Raw materials	$3,044	$3,338
Work in process	5,898	5,317
Finished goods	16,987	16,453
Total	$25,929	$25,108

C.                                    INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 25, 2004	December 27, 2003
Federal taxes at statutory rates	$2,255	$2,106
State taxes, net of federal benefit	187	153
Tax benefit of export related income	(139)	(162)
Other	10	9
Total	$2,313	$2,106

D.                                    NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method,        consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 25, 2004	December 27, 2003

Average shares outstanding for basic	8,040	7,933
Effect of potentially dilutive shares	250	256
Average shares outstanding for diluted	8,290	8,189

E.                                      BUSINESS SEGMENTS

The Company has two business segments: full-service book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover Publications, Inc. and, beginning in the second quarter of fiscal 2004, REA (see Note F).

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

The following table provides segment information for the three-month periods ended December 25, 2004 and December 27, 2003.

	(000’s) Omitted)
	Three Months Ended
	December 25, 2004	December 27, 2003

Net sales:
Book manufacturing	$42,923	$39,657
Specialty publishing	10,270	9,067
Elimination of intersegment sales	(1,924)	(1,905)
Total	$51,269	$46,819

Income before taxes:
Book manufacturing	$5,555	$4,823
Specialty publishing	1,061	1,313
Elimination of intersegment profit	(172)	(118)
Total	$6,444	$6,018

F.                                      BUSINESS ACQUISITION

On January 6, 2004, the Company purchased substantially all of the assets of Research & Education Association (“REA”), a publisher of test preparation and study guide books and software for high school, college, graduate students, and professionals.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The purchase price was approximately $12 million, with an allocation of approximately $8.4 million to goodwill and $0.7 million to prepublication costs in the accompanying financial statements.

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

Results of Operations:

For the first quarter of fiscal 2005, the Company’s net income was $4.1 million, or $.50 per diluted share, an increase of 6% over last year’s first quarter results of $3.9 million, or $.48 per diluted share.  Sales for the first three months of fiscal 2005 were $51.3 million, up 10% from last year’s first quarter sales of $46.8 million.  Gross profit increased to $16.7 million in the first quarter compared to $15.6 million in the same period last year.  As a percentage of sales, gross profit decreased to 32.6% from 33.4% in the prior year.  Selling and administrative expenses for the first quarter of fiscal 2005 were $10.3 million, 7% higher than the corresponding period last year.

On January 6, 2004, the Company purchased substantially all of the assets of Research & Education Association (“REA”), a publisher of test preparation and study-guide books and software for high school, college, graduate students, and professionals.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.

Book Manufacturing Segment

Sales from the Company’s book manufacturing segment were $42.9 million, an increase of 8% over the first quarter of fiscal 2004.  Within this segment, the Company focuses on three key markets: education, religious and specialty trade, all of which experienced growth in the first quarter.  Sales to the education market rose 9% in the first quarter compared to the prior year, with increases at the elementary, high school and college levels.  Growth in sales of four-color textbooks to the education market was particularly strong in the first quarter of fiscal 2005, enabled by the new four-color press installed last April.  Sales to the religious market increased 6%, resulting in 4% growth over the latest twelve-month period, in line with our expectations.  Sales to the specialty trade market were up 7% in the first quarter compared to a relatively weak first quarter last year.

Gross profit in the quarter increased 5% to $11.9 million, but decreased as a percentage of sales to 27.8% in the first quarter of fiscal 2005 from 28.6% in the same quarter last year. Tight cost controls and continued gains in productivity were not enough to offset the effects of lowered pricing tied to market share increases that were achieved in a highly competitive environment in the past year.

Selling and administrative expenses in the first three months of fiscal 2005 decreased by 1% to $6.5 million compared to the same period in the prior year.  As a percentage of sales, selling and administrative expenses declined to 15.2% from 16.6% last year.

Intercompany interest income allocated to the book manufacturing segment was $116,000 for the first three months of fiscal 2005 compared to $74,000 last year as a result of the cash flow produced by this segment.

First quarter pretax income in this segment increased 15% to $5.6 million, or $.43 per diluted share, from $4.8 million, or $.39 per diluted share, in the corresponding quarter last year.  As a percentage of sales, pretax income increased to 13% in the quarter from 12% last year.

Specialty Publishing Segment

The Company’s specialty publishing segment is comprised of Dover Publications, Inc. (“Dover”), as well as REA since its acquisition on January 6, 2004.  Sales were $10.3 million in the first three months of fiscal 2005, up 13% from $9.1 million in last year’s first quarter, with $1.1 million of the increase coming from the inclusion of REA sales. First quarter sales at REA reflect the off season in a business that typically peaks in relation to examination periods.  At Dover, first quarter sales were $9.1 million, up 1% from a year earlier.  Sales to major booksellers and direct-to-consumer sales were both up 8%, but these increases were offset by weaker-than-expected sales to non-bookstore customers such as gift shops and craft stores.

Gross profit in the specialty publishing segment increased by 12% to $4.9 million, but decreased slightly as a percent of sales to 47.9% in the first quarter compared to 48.6% in the same period last year. Dover’s gross profit as a percentage of sales increased to 49.1% from 48.6% a year earlier, reflecting a more favorable sales mix as well as modest price increases.  REA’s gross profit percentage was 39.0%, which included approximately $50,000 of expense related to a required purchase accounting write up of inventory to fair market value when REA was acquired.  The original inventory write up was approximately $1 million and is being expensed as the acquired inventory is sold.  To date, approximately $650,000 of the $1 million has been expensed.

Selling and administrative expenses in this segment were $3.8 million in the first quarter, an increase of 24% over the corresponding prior year period, resulting from the addition of REA to the segment, as well as two key additions to management.  The first quarter of fiscal 2005 also included expenses of approximately $100,000 incurred in connection with programs aimed at improving customer service and operating efficiencies, through warehousing changes and the development of a common technological infrastructure at Dover and REA.  While the incremental expense of these efforts are expected to approach $600,000 during fiscal 2005 as a whole, we expect to generate annual savings in excess of $800,000 beginning in fiscal 2006.

Intercompany interest expense is allocated to the specialty publishing segment based on the acquisition costs of Dover and REA, reduced by cash generated by each business since acquisition.  Such interest expense for the first quarter of fiscal 2005 was $89,000 compared to $47,000 in the prior year.  The increase was primarily attributable to the acquisition of REA.

Pretax income in the specialty publishing segment was $1.1 million, or, on an after-tax basis, $.08 per diluted share, in the first quarter of fiscal 2005, compared to $1.3 million, or $.10 per diluted share, in last year’s first quarter.

Total Consolidated Company

Interest income, net of interest expense, was $27,000 in the first quarter of fiscal 2005, comparable to the same period of fiscal 2004.  There were no borrowings under the Company’s $60 million revolving credit facility in the first quarter of either year, however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in the first quarter of fiscal 2005 averaged approximately $25 million invested at an average annual interest rate of 1.7% generating interest income of approximately $0.1 million.  For the same period last year, the Company’s average cash investments were $26.6 million invested at an average interest rate of 1.0%.

The Company’s effective tax rate for the first quarter of fiscal 2005 was 36% compared to 35% for the first three months last year, reflecting a higher effective state tax rate and a reduced benefit from export related income associated with recently enacted federal tax legislation.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 101,000 shares over last year’s first quarter.  The increase was largely due to options exercised and shares issued under the Company’s stock plans and the impact of potentially dilutive shares.

Liquidity and Capital Resources:

During the first three months of fiscal 2005, operations provided approximately $6.1 million of cash.  Net income was $4.1 million and depreciation and amortization were $3.0 million.  Working capital used approximately $1.4 million of cash.

Investment activities in the first quarter of fiscal 2005 used approximately $6.9 million of cash. Capital expenditures were approximately $6.2 million, primarily for deposits on another four-color press to be installed in late 2005.  This press is identical to the four-color press installed in 2004 and will further expand the Company’s capacity to produce four-color textbooks.  For the entire fiscal year, capital expenditures are expected to be approximately $18 to $20 million, approximately half of which will be payments on the new press.  Prepublication costs for the first quarter were $0.7 million and for the full fiscal year are projected to be approximately $3 million.

Financing activities for the first three months of fiscal 2005 used approximately $0.3 million of cash.  At December 25, 2004, the Company had $23 million in cash and no borrowings under its $60 million long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company’s dividend rate was increased by 14% in December 2004 and dividend payments increased to $0.8 million.  Proceeds from stock plans were $0.6 million, primarily from the exercise of stock options.  The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through fiscal 2005.

The following table summarizes the Company’s contractual obligations and commitments at September 25, 2004 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
Contractual Payments:	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt	$593	$83	$173	$184	$153
Operating Leases	$11,039	$3,198	$3,700	$1,691	$2,450
Purchase Obligations (1)	$7,347	$7,347	$—	$—	$—
Other Long-Term Liabilities	$2,630	$—	$635	$210	$1,785

(1)          Represent amounts at December 25, 2004 for capital commitments for new four-color press and other projects.

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period.  SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods.  The Company expects to adopt SFAS 123R in its fourth quarter on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date.  Because of the vesting schedule of the Company’s outstanding stock options, the after-tax expense expected to be recognized in the fourth quarter is approximately $0.9 million, or $0.11 per diluted share.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe adoption of SFAS 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report for the year ended September 25, 2004 on Form 10-K include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customers’ orders, changes in raw material costs, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, unanticipated changes in operating expenses, changes in technology, difficulties in the start up of new equipment, changes in copyright laws, changes in tax regulations, and general changes in economic conditions, including currency fluctuations and changes in interest rates.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

COURIER CORPORATION

Item 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 25, 2004.

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                           Other Information

At the Annual Meeting of Stockholders of the registrant held on January 20, 2005, the stockholders approved amendments to Courier Corporation’s Amended and Restated 1993 Stock Incentive Plan, which, among other things, increased the number of shares of the registrant’s common stock available under the Plan by 150,000 shares.  At such meeting, the stockholders also approved the adoption of the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors under which 150,000 shares of the registrant’s common stock may be issued.  Information concerning the terms and conditions of both plans was contained in the previously reported definitive proxy statement of the registrant dated December 9, 2004 under the captions “Item 2:  Approval of Amended and Restated 1993 Stock Incentive Plan”, “Item 3:  Approval of 2005 Stock Equity Plan for Non-Employee Directors” and Exhibits A and B to such proxy statement, such provisions being herein incorporated by reference.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description
10.1	Courier Corporation Amended and Restated 1993 Stock Incentive Plan (filed January 19, 2005 as Exhibit 10.5 to the Company’s Registration Statement No. 333-122136 and incorporated herein by reference).

10.2

Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (filed January 19, 2005 as Exhibit 10.1 to the Company’s Registration Statement No. 333-122137 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1

Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b)  Reports on Form 8-K

Filed September 29, 2004, reporting under Item 5.02 the appointment of two directors and the appointment of a principal officer.

Filed November 4, 2004, reporting under Item 2.02 a press release dated November 4, 2004 reporting financial results for the quarter and year ended September 25, 2004.

Filed December 8, 2004, reporting under Item 1.01 modifications to the Courier Executive Compensation Program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

January 25, 2005	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

January 25, 2005	By:	s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and Chief Financial Officer

January 25, 2005	By:	s/Peter M. Folger
Date		Peter M. Folger
Vice President and Chief Accounting Officer