Form 10-Q
period 2005-03-26
COURIER CORP
filed 2005-05-03
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2005
Common Stock, $1 par value	8,123,722 Shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Net sales	$53,495	$49,663	$104,764	$96,482
Cost of sales	37,141	34,136	71,710	65,326

Gross profit	16,354	15,527	33,054	31,156

Selling and administrative expenses	9,915	9,636	20,198	19,274
Interest income, net	(42)	(27)	(69)	(54)

Pretax income	6,481	5,918	12,925	11,936

Provision for income taxes (Note C)	2,327	2,067	4,640	4,173

Net income	$4,154	$3,851	$8,285	$7,763

Net income per share (Note D):

Basic	$0.51	$0.48	$1.03	$0.98

Diluted	$0.50	$0.47	$1.00	$0.95

Cash dividends declared per share	$0.25	$0.0875	$0.35	$0.175

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 26, 2005	September 25, 2004
ASSETS

Current assets:
Cash and cash equivalents	$24,515	$23,965
Accounts receivable, less allowance for uncollectible accounts of $1,704 at March 26, 2005 and $1,630 at September 25, 2004	29,335	34,072
Inventories (Note B)	26,442	25,108
Deferred income taxes	2,851	2,852
Other current assets	801	840

Total current assets	83,944	86,837

Property, plant and equipment, less accumulated depreciation: $114,032 at March 26, 2005 and $109,383 at September 25, 2004	51,766	48,482

Goodwill (Note A)	33,255	33,255

Prepublication costs (Note A)	5,291	5,127

Other assets	1,526	1,498

Total assets	$175,782	$175,199

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 26, 2005	September 25, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$83	$83
Accounts payable	8,756	10,059
Accrued payroll	5,585	6,470
Accrued taxes	3,056	5,557
Other current liabilities	5,566	7,194

Total current liabilities	23,046	29,363

Long-term debt	469	510
Deferred income taxes	7,702	7,706
Other liabilities	2,642	2,630

Total liabilities	33,859	40,209

Stockholders’ equity:
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 8,123,000 at March 26, 2005 and 8,031,000 at September 25, 2004	8,123	8,031
Additional paid-in capital	2,155	869
Retained earnings	132,029	126,573
Unearned compensation	(384)	(483)

Total stockholders’ equity	141,923	134,990

Total liabilities and stockholders’ equity	$175,782	$175,199

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 26, 2005	March 27, 2004

Operating Activities:
Net income	$8,285	$7,763
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,935	5,329
Deferred income taxes	(3)	1,071
Changes in assets and liabilities:
Accounts receivable	4,737	(61)
Inventories	(1,334)	(2,325)
Accounts payable	(2,522)	(869)
Accrued taxes	(2,501)	(2,650)
Other elements of working capital	(2,425)	(2,645)
Tax benefits of stock option activity	313	384
Other, net	26	1

Cash provided from operating activities	10,511	5,998

Investment Activities:
Capital expenditures	(7,933)	(7,580)
Prepublication costs	(1,442)	(1,249)
Business acquisition (Note G)	—	(11,850)

Cash used for investment activities	(9,375)	(20,679)

Financing Activities:
Long-term debt repayments	(41)	(40)
Cash dividends paid	(1,610)	(1,399)
Proceeds from stock plans	1,065	460

Cash used for financing activities	(586)	(979)

Increase (decrease) in cash and cash equivalents	550	(15,660)

Cash and cash equivalents at the beginning of the period	23,965	23,824

Cash and cash equivalents at the end of the period	$24,515	$8,164

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of March 26, 2005, the statements of income for the three-month and six-month periods ended March 26, 2005 and March 27, 2004, and the statements of cash flows for the six-month periods ended March 26, 2005 and March 27, 2004 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2004 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 25, 2004 was derived from audited year-end consolidated financial statements, but does not include disclosures required by generally accepted accounting principles.  These interim financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended September 25, 2004.

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

Stock-Based Compensation

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no stock compensation expense has been recognized.

Stock-Based Compensation (continued)

Had compensation cost for stock options, and grants under the Employee Stock Purchase Plan, been determined under the provisions of SFAS No. 123, the Company’s net income would have been as follows:

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Net income as reported	$4,154	$3,851	$8,285	$7,763
Deduct: Stock-based compensation expense determined under SFAS No. 123, net of related tax effects	(331)	(316)	(641)	(632)
Pro forma net income	$3,823	$3,535	$7,644	$7,131

Net income per share as reported:
Basic	$0.51	$0.48	$1.03	$0.98
Diluted	0.50	0.47	1.00	0.95

Pro forma net income per share:
Basic	$0.47	$0.44	$0.95	$0.90
Diluted	0.46	0.43	0.92	0.87

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period.  SFAS 123R allows for several alternative transition methods.  On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005, which would be the beginning of the Company’s 2006 fiscal year.  The Company can also early adopt SFAS 123R.  The Company is in the process of evaluating this recent announcement and it has not yet determined when it will adopt SFAS 123R or the transition method it will use.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe the adoption of SFAS 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 39% and 37% of the Company’s inventories at March 26, 2005 and September 25, 2004, respectively.  Other inventories, primarily at Dover and REA, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 26, 2005	September 25, 2004
Raw materials	$2,761	$3,338
Work in process	6,762	5,317
Finished goods	16,919	16,453
Total	$26,442	$25,108

C.            INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Federal taxes at statutory rates	$2,268	$2,071	$4,524	$4,178
State taxes, net of federal benefit	189	176	376	329
Tax benefit of export related income	(145)	(181)	(284)	(343)
Other	15	1	24	9
Total	$2,327	$2,067	$4,640	$4,173

D.            NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method,   consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Average shares outstanding for basic	8,074	7,944	8,057	7,938
Effect of potentially dilutive shares	252	285	252	272
Average shares outstanding for diluted	8,326	8,229	8,309	8,210

E.             DERIVATIVE FINANCIAL INSTRUMENTS

At March 26, 2005, the Company had a forward exchange contract to purchase approximately 3.4 million euros as a hedge against a foreign currency equipment purchase commitment, designated as a fair value hedge.  The Company has recorded this transaction in accordance with the provisions of SFAS No. 133, with no effect on earnings.  The equipment is scheduled to be delivered and the forward exchange contract settled early in fiscal 2006.  The Company does not use financial instruments for trading or speculative purposes.

F.             BUSINESS SEGMENTS

The Company has two business segments: full-service book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover Publications, Inc. and, beginning in the second quarter of fiscal 2004, REA (see Note G).

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

The following table provides segment information for the three-month and six-month periods ended March 26, 2005 and March 27, 2004.

	(000’s) Omitted)
	Quarter Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Net sales:
Book manufacturing	$45,278	$40,988	$88,201	$80,645
Specialty publishing	9,737	10,124	20,007	19,191
Elimination of intersegment sales	(1,520)	(1,449)	(3,444)	(3,354)
Total	$53,495	$49,663	$104,764	$96,482

Income before taxes:
Book manufacturing	$5,757	$4,907	$11,312	$9,730
Specialty publishing	792	1,067	1,853	2,380
Elimination of intersegment profit	(68)	(56)	(240)	(174)
Total	$6,481	$5,918	$12,925	$11,936

G.            BUSINESS ACQUISITION

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

H.            SUBSEQUENT EVENT

On March 10, 2005, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend to be distributed on May 27, 2005 to stockholders of record on May 6, 2005.  Share and per share amounts will be adjusted beginning in the third quarter to reflect this subsequent stock split.

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: full-service book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from content management, prepress and production through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”) as well as Research & Education Association, Inc. (“REA”).  Dover publishes over 8,500 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from musical scores to typographical fonts.  REA publishes test preparation and study-guide books and software for high school, college, graduate students and professionals.

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Quarter Ended			Six Months Ended
	March 26, 2005	March 27, 2004	% Change	March 26, 2005	March 27, 2004	% Change

Net sales	$53,495	$49,663	7.7%	$104,764	$96,482	8.6%
Gross profit	16,354	15,527	5.3%	33,054	31,156	6.1%
As a percentage of sales	30.6%	31.3%		31.6%	32.3%
Selling and administrative expenses	9,915	9,636	2.9%	20,198	19,274	4.8%
Interest income, net	42	27		69	54
Pretax income	6,481	5,918	9.5%	12,925	11,936	8.3%
Net income	4,154	3,851	7.9%	8,285	7,763	6.7%
Net income per diluted share	$0.50	$0.47	6.4%	$1.00	$0.95	5.3%

Revenues were higher in both the second quarter and year to date compared to the same periods last year.  Gains in the second quarter were concentrated in the book manufacturing segment, reflecting continued growth in demand for the Company’s expanded capabilities in four-color textbook production.  Second-quarter sales in the specialty publishing segment were down despite a gain in the segment’s newest business, Research & Education Association (“REA”). On January 6, 2004, the Company purchased substantially all of the assets of REA, a publisher of test preparation and study-guide books and software for high school, college, graduate students, and professionals.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands except per share amounts)

	Quarter Ended			Six Months Ended
	March 26, 2005	March 27, 2004	% Change	March 26, 2005	March 27, 2004	% Change

Net sales	$45,278	$40,988	10.5%	$88,201	$80,645	9.4%
Gross profit	11,850	10,982	7.9%	23,797	22,318	6.6%
As a percentage of sales	26.2%	26.8%		27.0%	27.7%
Selling and administrative expenses	6,231	6,187	0.7%	12,739	12,774	-0.3%
Interest income	138	112	23.2%	254	186	36.6%
Pretax income	5,757	4,907	17.3%	11,312	9,730	16.3%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market rose 33% in the quarter, with gains split equally between the elementary/high school and college markets.  For the year to date, education sales were up 22% over fiscal 2004, with slightly larger gains at the elementary/high school level.  Growth in four-color textbooks to the education market was particularly strong in fiscal 2005, enabled by the new four-color press installed last April.  Sales to the religious market were down 16% for the quarter and 5% for the first six months of the year, reflecting timing issues on the receipt of orders as well as a decision to discontinue certain types of low-priced manufacturing work.  Sales to the specialty trade market were up 5% for the second quarter and 6% for the first six months of the fiscal year, as this diverse market continued its gradual recovery from the declines of previous years.

Gross profit increased in both the quarter and year to date, but decreased as a percentage of sales compared to the same periods last year.  Continued productivity gains and employee training programs, as well as tight cost controls, reduced the impact of pricing pressure and increased energy and medical costs on the segment’s gross profit percentage.

Selling and administrative expenses in both the second quarter and first six months of fiscal 2005 were comparable to the same periods last year.  As a percentage of sales, selling and administrative expenses were 13.8% for the second quarter of fiscal 2005 versus 15.1% last year and 14.4% of sales for the first six months compared to 15.8% for the corresponding period of fiscal 2004.

Intercompany interest income allocated to the book manufacturing segment increased to $138,000 in the second quarter and $254,000 for the first six months of this year, compared to $112,000 and $186,000 for the second quarter and first half of fiscal 2004, respectively, as a result of the cash flow produced by this segment.

Second quarter pretax income in this segment was $5.8 million, or $.45 per diluted share, up 17% from the corresponding quarter last year.  For the first half of the year, pretax income was up 16% over last year to $11.3 million, or $.88 per diluted share.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands except per share amounts)

	Quarter Ended			Six Months Ended
	March 26, 2005	March 27, 2004	% Change	March 26, 2005	March 27, 2004	% Change

Net sales	$9,737	$10,124	-3.8%	$20,007	$19,191	4.3%
Gross profit	4,572	4,601	-0.6%	9,497	9,012	5.4%
As a percentage of sales	47.0%	45.4%		47.5%	47.0%
Selling and administrative expenses	3,684	3,449	6.8%	7,459	6,500	14.8%
Interest expense	96	85	12.9%	185	132	40.2%
Pretax income	792	1,067	-25.8%	1,853	2,380	-22.1%

The Company’s specialty publishing segment is comprised of Dover Publications, Inc. (“Dover”), as well as REA since its acquisition on January 6, 2004.  Second quarter sales at REA were up 19% to $1.4 million, reflecting contributions from new products and direct marketing initiatives.  At Dover, sales in the quarter were $8.4 million, down 7% from $9.0 million last year.  Direct-to-consumer sales increased 20% in the quarter, but sales to major bookstore chains and non-bookstore retailers such as gift shops and craft stores were down.  For the first six months, sales in this segment increased 4% over the same period last year to $20.0 million.  The increase was primarily due to the inclusion of $1.1 million of REA sales in this year’s first quarter.

Within this segment, Dover’s gross profit as a percentage of sales increased slightly for both the quarter and year to date compared to last year, reflecting a more favorable sales mix tied to the increase in direct-to-consumer sales, as well as modest price increases.  REA’s gross profit percentage for the second quarter of fiscal 2005 was 43.9% versus 31.2% last year.  This improvement is due, in large part, to the expense related to a required purchase accounting write up of inventory to fair market value when REA was acquired.  The original inventory write up was approximately $1 million and is being expensed as the acquired inventory is sold.  The second quarter of fiscal 2005 included $60,000 of such expense compared to $210,000 in the second quarter of fiscal 2004.  To date, approximately $750,000 of the $1 million has been expensed.

Selling and administrative expenses in this segment were $3.7 million in the second quarter, an increase of 7% over the corresponding prior year period, in part due to $140,000 of expenses incurred in connection with two significant projects to upgrade the publishing segment infrastructure.  One project consists of replacing old information systems at Dover and REA with a new integrated solution, with initial implementation scheduled for Dover later this fiscal year.  The other project aims to save on warehousing costs by relocating a significant portion of Dover’s leased warehousing space to available warehouse space owned by the Company. While these projects are expected to result in $350,000 to $400,000 of additional expenses in the second half of fiscal 2005, we expect to generate annual savings on warehousing costs of approximately $800,000 beginning in fiscal 2006.  For the first six months of fiscal 2005, the increase in selling and administrative expenses over the prior year was 15% to $7.5 million.  This increase was due to the addition of REA to the segment in January 2004.

Intercompany interest expense is allocated to the specialty publishing segment based on the acquisition costs of Dover and REA, reduced by cash generated by each business since acquisition.  Such interest expense for the second quarter was $96,000, comparable to the same period last year.  Intercompany interest expense for the first six months was $185,000 compared to $132,000 for the first half of the prior year with the increase primarily attributable to the acquisition of REA.

Pretax income in the specialty publishing segment was $0.8 million, or, on an after-tax basis, $.06 per diluted share, in the second quarter of fiscal 2005, compared to $1.1 million, or $.08 per diluted share, in last year’s second quarter.  For the first six months, pretax income in this segment was $1.9 million, or $.14 per diluted share, compared to $2.4 million, or $.18 per diluted share, for the same period last year.

Total Consolidated Company

Interest income, net of interest expense, was $42,000 in the second quarter of fiscal 2005, compared to $27,000 in the same period of fiscal 2004.  There were no borrowings under the Company’s $60 million revolving credit facility in the first half of either year, however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in the second quarter of fiscal 2005 averaged approximately $22.3 million invested at an average annual interest rate of 2.2% generating interest income of approximately $120,000.  For the same period last year, the Company’s average cash investments were $13.1 million invested at an average interest rate of 1.4% generating interest income of approximately $50,000.  For the first six months of fiscal 2005, interest income, net of interest expense, was $69,000 compared to $54,000 in the first half of fiscal 2004.  In fiscal 2004, capitalized interest was $38,000 in the second quarter and $61,000 for the first six months.  No interest was capitalized in fiscal 2005.

The Company’s effective tax rate for the second quarter and first six months of fiscal 2005 was 36% compared to 35% for corresponding periods last year, reflecting a reduced federal tax benefit from export related income associated with the American Jobs Creation Act of 2004.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 97,000 shares and 99,000 shares over last year’s second quarter and first six months, respectively.  The increase in both periods was largely due to options exercised.

Subsequent Event

On March 10, 2005, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend to be distributed on May 27, 2005 to stockholders of record on May 6, 2005.  Share and per share amounts will be adjusted beginning in the third quarter to reflect this May 2005 stock split.

Liquidity and Capital Resources:

During the first six months of fiscal 2005, operations provided approximately $10.5 million of cash.  Net income was $8.3 million and depreciation and amortization were $5.9 million.  Working capital used approximately $4.0 million of cash, due in part to payment of taxes and annual profit sharing contributions.

Investment activities in the first half of fiscal 2005 used approximately $9.4 million of cash. Capital expenditures were approximately $7.9 million, primarily for deposits on another four-color press to be installed in late 2005.  This press is identical to the press installed in 2004 and will further expand the Company’s capacity to produce four-color textbooks.  Capital also included investments in the specialty publishing segment for an integrated software solution to be installed later this year, as well as a program to relocate and improve warehousing operations.  For the entire fiscal year, capital expenditures are expected to be approximately $18 to $20 million, approximately half of which will be payments on the new press.  Prepublication costs were $1.4 million and for the full fiscal year are projected to be approximately $3 million.

Financing activities for the first six months of fiscal 2005 used approximately $0.6 million of cash.  Cash dividends were $1.6 million while proceeds from stock plans were $1.1 million, primarily from the exercise of stock options.  On March 10, 2005, the Company announced, along with the three-for-two stock split, a 50% increase in its quarterly dividend, which will be paid on May 27, 2005.  At March 26, 2005, the Company had $24.5 million in cash and no borrowings under its long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs. On April 29, 2005, the Company extended the maturity date of this facility to March 2008 and amended certain provisions, including reducing the amount of the facility to $45 million from $60 million to reduce the cost of the commitment fee.  The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 2005.

The following table summarizes the Company’s contractual obligations and commitments at September 25, 2004 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
	Total	Less than 1 Yr.	1-3 Yrs.	4-5 Yrs.	After 5 Yrs.
Contractual Payments:
Long-Term Debt	$593	$83	$173	$184	$153
Operating Leases	11,039	3,198	3,700	1,691	2,450
Purchase Obligations (1)	6,962	6,962	—	—	—
Other Long-Term Liabilities	2,630	—	635	210	1,785

(1)          Represent amounts at March 26, 2005 for capital commitments for new four-color press and other projects.

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period.  SFAS 123R allows for several alternative transition methods. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005, which would be the beginning of the Company’s 2006 fiscal year.  The Company can also early adopt SFAS 123R.  The Company is in the process of evaluating this recent announcement and it has not yet determined when it will adopt SFAS 123R or the transition method it will use.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe the adoption of SFAS 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report for the year ended September 25, 2004 on Form 10-K include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, changes in raw material costs and availability, seasonal changes in customers’ orders, pricing actions by competitors, changes in copyright laws, consolidation among customers and competitors, success in the integration of acquired businesses, changes in technology, and general changes in economic conditions.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

The Annual Meeting of Stockholders of the registrant was held on January 20, 2005. Following are the matters voted on at the meeting.

1) All nominees of the Board of Directors of the registrant were elected for a three-year term. Votes were cast as follows: Richard K. Donahue – 7,415,594 for and 309,587 withheld; Edward J. Hoff – 7,337,490 for and 387,691 withheld, Robert P. Story, Jr. – 7,444,162 for and 281,109 withheld, and Susan L. Wagner – 7,514,965 for and 210,216 withheld.

2) Stockholders approved an amendment to Courier Corporation’s Amended and Restated 1993 Stock Incentive Plan, which, among other things, increased the number of shares of the registrant’s common stock available under the Plan by 150,000 shares. Votes were cast as follows: 6,087,038 votes for, 397,554 votes against, 36,428 votes abstained, and 1,204,161 no votes.

3) Stockholders approved the adoption of the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors under which 150,000 shares of the registrant’s common stock may be issued. Votes were cast as follows: 5,807,239 votes for, 663,088 votes against, 50,693 votes abstained, and 1,204,161 no votes.

4) Stockholders voted to ratify and approve the selection by the Audit and Finance Committee of the Board of Directors, of Deloitte & Touche LLP as independent public accountants for the Corporation for the fiscal year ending September 24, 2005. Votes were cast as follows: 7,690,438 votes for, 16,065 votes against, and 18,678 votes abstained.

Item 5.	Other Information

On April 29, 2005, the Company extended the maturity date of its Amended and Restated Revolving Credit Agreement to March 2008 and amended certain other provisions, including reducing the amount of the facility to $45 million from $60 million to reduce the cost of the commitment fee. The full text of the amendment is furnished as Exhibit 10.1 hereto.

On March 10, 2005, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend to be distributed on May 27, 2005 to stockholders of record on May 6, 2005. Pursuant to the Company’s Shareholder Rights Agreement, dated as of March 18, 1999, (the “Rights Agreement”), the Company issued one Right (as defined in the Rights Agreement) for each share of Common Stock of the Company, par value $1.00 per share (the “Common Stock”), outstanding as of the close of business on March 19, 1999. In addition, one Right automatically attaches to each share of Common Stock issued thereafter until the occurrence of certain events referred to in the Rights Agreement. In connection with the foregoing stock split, as well as prior stock splits effected since March 19, 1999, certain corresponding adjustments to the terms of the Rights have automatically been made in accordance with and as required by the applicable provisions of the Rights Agreement.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

10.1

Amendment, dated April 29, 2005, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, Fleet National Bank, KeyBank National Association, Citizens Bank of Massachusetts, and Sovereign Bank, providing for a $45 million revolving credit facility.

10.2	Amendment, dated November 8, 2001, to Shareholder Rights Agreement dated March 18, 1999, changing the Rights Agent.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1

Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

Filed January 20, 2005, reporting under Item 2.02 a press release dated January 20, 2005 reporting financial results for the quarter ended December 25,2004.

Filed March 14, 2005, reporting under Item 8.01 a press release dated March 10, 2005 reporting a three-for-two stock split and a 50% increase in the quarterly cash dividend to be distributed on May 27, 2005.

Filed March 29, 2005, reporting under Item 5.03 an amendment, effective March 24, 2005, to the registrant’s By-Laws so as to authorize uncertificated shares with a view toward making the registrant’s securities eligible for participation in the Direct Registration System of The Depository Trust Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION
(Registrant)

May 2, 2005	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

May 2, 2005	By:	s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and
Chief Financial Officer

May 2, 2005	By:	s/Peter M. Folger
Date		Peter M. Folger
Vice President and
Chief Accounting Officer