Form 10-Q
period 2005-06-25
COURIER CORP
filed 2005-08-03
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes                            ☒                                    No                                ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock, $1 par value	12,284,623 Shares

COURIER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Net sales	$58,758	$55,489	$163,522	$151,971
Cost of sales	39,343	38,140	111,053	103,466

Gross profit	19,415	17,349	52,469	48,505

Selling and administrative expenses	10,533	9,604	30,731	28,878
Interest (income)/expense, net	(113)	28	(182)	(26)
Gain on real estate sale	—	250	—	250

Pretax income	8,995	7,967	21,920	19,903

Provision for income taxes (Note C)	3,142	2,773	7,782	6,946

Net income	$5,853	$5,194	$14,138	$12,957

Net income per share (Note D):

Basic	$0.48	$0.43	$1.17	$1.09

Diluted	$0.47	$0.42	$1.13	$1.05

Cash dividends declared per share (Note A)	$0.00	$0.058	$0.234	$0.175

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 25,	September 25,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$28,896	$23,965
Accounts receivable, less allowance for uncollectible accounts of $1,691 at June 25, 2005 and $1,630 at September 25, 2004	31,977	34,072
Inventories (Note B)	26,624	25,108
Deferred income taxes	2,857	2,852
Other current assets	1,171	840

Total current assets	91,525	86,837

Property, plant and equipment, less accumulated depreciation: $116,230 at June 25, 2005 and $109,383 at September 25, 2004	51,316	48,482

Goodwill (Note A)	33,255	33,255

Prepublication costs (Note A)	5,394	5,127

Other assets	1,538	1,498

Total assets	$183,028	$175,199

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 25,	September 25,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$83	$83
Accounts payable	6,604	10,059
Accrued payroll	6,650	6,470
Accrued taxes	3,389	5,557
Other current liabilities	7,464	7,194

Total current liabilities	24,190	29,363

Long-term debt	448	510
Deferred income taxes	7,743	7,706
Other liabilities	2,736	2,630

Total liabilities	35,117	40,209

Stockholders’ equity:
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,202,000 at June 25, 2005 and 8,031,000 at September 25, 2004	12,202	8,031
Additional paid-in capital	106	869
Retained earnings	135,976	126,573
Unearned compensation	(373)	(483)

Total stockholders’ equity	147,911	134,990

Total liabilities and stockholders’ equity	$183,028	$175,199

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	NINE MONTHS ENDED
	June 25,	June 26,
	2005	2004

Operating Activities:
Net income	$14,138	$12,957
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	8,904	8,304
Deferred income taxes	32	1,607
Changes in assets and liabilities:
Accounts receivable	2,095	(1,086)
Inventories	(1,516)	(2,780)
Accounts payable	(3,455)	(133)
Accrued taxes	(2,168)	(2,082)
Other elements of working capital	119	(492)
Gain on sale of assets (Note F)	—	(163)
Tax benefits of stock option activity	315	384
Other, net	178	(1,206)

Cash provided from operating activities	18,642	15,310

Investment Activities:
Capital expenditures	(9,810)	(10,069)
Prepublication costs	(2,183)	(2,032)
Business acquisition (Note G)	—	(11,850)
Proceeds from sale of assets (Note F)	—	1,664

Cash used for investment activities	(11,993)	(22,287)

Financing Activities:
Long-term debt repayments	(62)	(61)
Cash dividends paid	(2,838)	(2,094)
Proceeds from stock plans	1,182	580

Cash used for financing activities	(1,718)	(1,575)

Increase (decrease) in cash and cash equivalents	4,931	(8,552)

Cash and cash equivalents at the beginning of the period	23,965	23,824

Cash and cash equivalents at the end of the period	$28,896	$15,272

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of June 25, 2005, the statements of income for the three-month and nine-month periods ended June 25, 2005 and June 26, 2004, and the statements of cash flows for the nine-month periods ended June 25, 2005 and June 26, 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2004 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification.

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

Prepublication Costs

Prepublication costs, associated with the specialty publishing segment, are amortized using the straight-line method over an estimated useful life of four years for Dover Publications, Inc. and three years for Research & Education Association, Inc. (“REA”) which was acquired in January 2004.

Goodwill

The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

Stock Split and Dividend Increase

On March 10, 2005, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, which was distributed on May 27, 2005.  Simultaneously, the quarterly cash dividend was increased to $.10 per post-split share of common stock, 50% higher than the $.067 cents per post-split share declared in January 2005.  It was the second dividend declared in the Company’s second fiscal quarter and, therefore, no dividend was declared in the third quarter.  Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock split have been restated to give effect to the stock split.

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

Had compensation cost for stock options, and grants under the Employee Stock Purchase Plan, been determined under the provisions of SFAS No. 123, the Company’s net income would have been as follows:

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net income as reported	$5,853	$5,194	$14,138	$12,957
Deduct: Stock-based compensation expense determined under SFAS No. 123, net of related tax effects	(306)	(353)	(921)	(1,051)
Pro forma net income	$5,547	$4,841	$13,217	$11,906

Net income per share as reported:
Basic	$0.48	$0.43	$1.17	$1.09
Diluted	0.47	0.42	1.13	1.05

Pro forma net income per share:
Basic	$0.46	$0.41	$1.09	$1.00
Diluted	0.44	0.39	1.06	0.97

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period.  SFAS 123R allows for several alternative transition methods.  On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  Accordingly the Company will implement this new standard in the first quarter of its fiscal year 2006.  The Company believes that the pro forma disclosures in Note A under Stock-Based Compensation appropriately reflect the anticipated impact this standard would have had on reported net income if adopted in the periods presented.

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

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 41% and 37% of the Company’s inventories at June 25, 2005 and September 25, 2004, respectively.  Other inventories, primarily at Dover and REA, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 25, 2005	September 25, 2004
Raw materials	$3,254	$3,338
Work in process	6,459	5,317
Finished goods	16,911	16,453
Total	$26,624	$25,108

C.                                    INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Federal taxes at statutory rates	$3,148	$2,788	$7,672	$6,966
State taxes, net of federal benefit	246	222	622	552
Tax benefit of export related income	(240)	(232)	(524)	(575)
Other	(12)	(5)	12	3
Total	$3,142	$2,773	$7,782	$6,946

D.                                    NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans. These shares have been adjusted to reflect the three-for-two stock split effected in the form of a dividend distributed on May 27, 2005 (Note A).

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Average shares outstanding for basic	12,189	11,951	12,120	11,922
Effect of potentially dilutive shares	309	394	355	403
Average shares outstanding for diluted	12,498	12,345	12,475	12,325

E.                                         DERIVATIVE FINANCIAL INSTRUMENTS

At June 25, 2005, the Company had a forward exchange contract to purchase approximately 3.4 million euros as a hedge against a foreign currency equipment purchase commitment, designated as a fair value hedge.  The Company has recorded this transaction in accordance with the provisions of SFAS No. 133, with no effect on earnings.  The forward exchange contract is scheduled to be settled in September 2005.  The Company does not use financial instruments for trading or speculative purposes.

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

The following table provides segment information for the three-month and nine-month periods ended June 25, 2005 and June 26, 2004.

	(000’s) Omitted)
	Quarter Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net sales:
Book manufacturing	$50,585	$46,955	$138,787	$127,600
Specialty publishing	9,936	10,394	29,943	29,585
Elimination of intersegment sales	(1,763)	(1,860)	(5,208)	(5,214)
Total	$58,758	$55,489	$163,522	$151,971

Income before taxes:
Book manufacturing	$8,334	$6,352	$19,646	$16,082
Specialty publishing	715	1,503	2,568	3,883
Elimination of intersegment profit	(54)	(138)	(294)	(312)
Gain on sale of real estate	—	250	—	250
Total	$8,995	$7,967	$21,920	$19,903

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

Goodwill  The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 25, 2004, resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: full-service book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fifth largest book manufacturer in the United States, offering services from content management, prepress and production through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”) as well as Research & Education Association, Inc. (“REA”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college, graduate students and professionals.

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Quarter Ended			Nine Months Ended
	June 25, 2005	June 26, 2004	% Change	June 25, 2005	June 26, 2004	% Change

Net sales	$58,758	$55,489	5.9%	$163,522	$151,971	7.6%
Gross profit	19,415	17,349	11.9%	52,469	48,505	8.2%
As a percentage of sales	33.0%	31.3%		32.1%	31.9%
Selling and administrative expenses	10,533	9,604	9.7%	30,731	28,878	6.4%
Interest (income)/expense, net	(113)	28		(182)	(26)
Gain on real estate sale	—	250		—	250
Pretax income	8,995	7,967	12.9%	21,920	19,903	10.1%
Net income	5,853	5,194	12.7%	14,138	12,957	9.1%

Net income per diluted share	$0.47	$0.42	11.9%	$1.13	$1.05	7.6%

Revenues were higher in both the third quarter and year to date compared to the same periods last year.  Sales gains in the third quarter were concentrated in the book manufacturing segment, which continued to see growth in demand for the Company’s expanded capabilities in four-color textbook production.  Third-quarter sales in the specialty publishing segment were down despite a gain in the segment’s newest business, REA.  On January 6, 2004, the Company purchased substantially all of the assets of REA, a publisher of test preparation and study-guide books and software for high school, college, graduate students, and professionals.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands except per share amounts)

	Quarter Ended			Nine Months Ended
	June 25, 2005	June 26, 2004	% Change	June 25, 2005	June 26, 2004	% Change

Net sales	$50,585	$46,955	7.7%	$138,787	$127,600	8.8%
Gross profit	15,046	12,569	19.7%	38,843	34,887	11.3%
As a percentage of sales	29.7%	26.8%		28.0%	27.3%
Selling and administrative expenses	6,891	6,270	9.9%	19,630	19,044	3.1%
Interest income	(179)	(53)		(433)	(239)
Pretax income	8,334	6,352	31.2%	19,646	16,082	22.2%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market rose 8% in the quarter and 16% for the first nine months of fiscal 2005, with gains achieved in both the elementary/high school and college markets.  Growth in four-color textbooks to the education market was particularly strong in fiscal 2005, enabled by the new four-color press installed last April.  Sales to the religious market were up 8% for the quarter with some of the gain resulting from order timing.  On a year-to-date basis, religious sales were down 1%, reflecting a decision to discontinue manufacturing certain low-priced work this year.  Sales to the specialty trade market were down 3% for the third quarter, but up 3% for the first nine months of the fiscal year, as this diverse market continued to exhibit modest overall growth.

Gross profit in this segment increased by 20% for the third quarter and was up 11% through three quarters.  Gross profit also increased as a percentage of sales to 29.7% in the third quarter from 26.8% a year earlier and was 28.0% through nine months versus 27.3% for the same period last year.  Growing volume, especially in four color textbooks, and continued productivity gains more than offset the effects of selectively lowered prices, tied to market share gains achieved in the past year, as well as increased energy and medical costs.

Selling and administrative expenses for the segment increased 10% in the third quarter to $6.9 million and for the first nine months of fiscal 2005 were $19.6 million, 3% higher than the corresponding period last year.  The increase reflects audit, legal and other expenses related to compliance with the provisions of Sarbanes-Oxley, as well as higher incentive compensation costs associated with increased profitability in the third quarter.  As a percentage of sales, selling and administrative expenses increased to 13.6% in the third quarter of fiscal 2005 from 13.4% last year and decreased to 14.1% of sales for the first nine months from 14.9% for the corresponding period of fiscal 2004.

Intercompany interest income allocated to the book manufacturing segment increased to $179,000 in the third quarter and $433,000 for the first nine months of this year, compared to $53,000 and $239,000 for the third quarter and first nine months of fiscal 2004, respectively.  The increase was a result of the cash flow produced by this segment and increasing interest rates.

Third quarter pretax income in this segment was $8.3 million, up 31% from the corresponding quarter last year.  For the first nine months of the year, pretax income was up 22% over last year to $19.6 million.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands except per share amounts)

	Quarter Ended			Nine Months Ended
	June 25, 2005	June 26, 2004	% Change	June 25, 2005	June 26, 2004	% Change

Net sales	$9,936	$10,394	(4.4)%	$29,943	$29,585	1.2%
Gross profit	4,423	4,917	(10.0)%	13,920	13,929	(0.1)%
As a percentage of sales	44.5%	47.3%		46.5%	47.1%
Selling and administrative expenses	3,642	3,333	9.3%	11,101	9,833	12.9%
Interest expense	66	81	(18.5)%	251	213	17.8%
Pretax income	715	1,503	(52.4)%	2,568	3,883	(33.9)%

The Company’s specialty publishing segment is comprised of Dover Publications, Inc. (“Dover”), as well as REA since its acquisition on January 6, 2004.  The segment reported third quarter sales of $9.9 million, down 4% from $10.4 million in last year’s third quarter.  Third quarter sales at REA were $1.4 million, up 7% from $1.3 million last year.  At Dover, sales in the quarter were $8.6 million, down 6% from $9.1 million in the prior year, as an 11% decline in sales to U.S. retailers more than offset an 11% increase in international sales and a 13% gain in direct-to-consumer sales.  For the first nine months, sales in this segment were $29.9 million, up 1% over the same period last year.  The increase was primarily due to the inclusion of $1.1 million of REA sales in this year’s first quarter.

Within this segment, Dover’s gross profit as a percentage of sales decreased for the quarter to 44.8% from 49.2% last year and on a year to date basis decreased to 47.1% from 48.4% last year, reflecting the reduction in sales.  In addition, Dover incurred costs of approximately $200,000 in the third quarter in connection with relocating a significant portion of Dover’s leased warehousing space to available warehouse space owned by the Company.  This project will be completed by the end of September at an additional cost of approximately $50,000 and we expect to generate annual savings on warehousing costs of approximately $800,000 beginning in fiscal 2006.  REA’s gross profit percentage for the third quarter of fiscal 2005 was 43.0% versus 33.7% last year.  This improvement is due, in large part, to the expense related to a required purchase accounting write up of inventory to fair market value when REA was acquired.  The original inventory write up was approximately $1 million and is being expensed as the acquired inventory is sold.  To date, approximately $750,000 of the $1 million has been expensed.

Selling and administrative expenses in this segment were $3.6 million in the third quarter, an increase of 9% over the corresponding prior year period, in part due to $100,000 of expenses incurred in connection with a major project to replace information systems at Dover and REA with a new fully integrated system.  The systems implementation began in July 2005 at Dover and is expected to result in additional expenses in the fourth quarter of approximately $50,000.  For the first nine months of fiscal 2005, the increase in selling and administrative expenses over the prior year was 13% to $11.1 million.  The addition of REA to the segment in January 2004 contributed to the increase.

Intercompany interest expense is allocated to the specialty publishing segment based on the acquisition costs of Dover and REA, reduced by cash generated by each business since acquisition.  Such interest expense for the third quarter was $66,000, slightly lower than last year.  Intercompany interest expense for the first nine months was $251,000 compared to $213,000 for the same period of the prior year with the increase primarily attributable to the acquisition of REA.

Pretax income in the specialty publishing segment was $0.7 million in the third quarter of fiscal 2005 compared to $1.5 million in last year’s third quarter.  For the first nine months, pretax income in this segment was $2.6 million compared to $3.9 million for the same period last year.

Total Consolidated Company

Interest income, net of interest expense, was $113,000 in the third quarter of fiscal 2005, compared to interest expense of $28,000 in the same period of fiscal 2004.  There were no borrowings under the Company’s revolving credit facility in the first nine months of either year, however, interest expense includes commitment fees and other costs associated with maintaining this credit facility. Cash investments in the third quarter of fiscal 2005 averaged approximately $26.0 million invested at an average annual interest rate of 2.8% generating interest income of approximately $180,000.  For the same period last year, the Company’s average cash investments were $12.2 million invested at an average interest rate of 1.3% generating interest income of approximately $40,000.  For the first nine months of fiscal 2005, interest income, net of interest expense, was $182,000 compared to $26,000 for the same period last year.  In fiscal 2004, capitalized interest was $13,000 in the third quarter and $74,000 for the first nine months.  No interest was capitalized in fiscal 2005.

The Company’s effective tax rate for the third quarter of fiscal 2005 was 34.9% comparable to 34.8% in the third quarter of 2004.  For the first nine months of fiscal 2005, the effective tax rate was 35.5% compared to 34.9% for the corresponding period last year, reflecting a reduced federal tax benefit from export related income associated with the American Jobs Creation Act of 2004.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 153,000 shares and 150,000 shares over last year’s third quarter and first nine months, respectively.  The increase in both periods was largely due to options exercised.  On March 10, 2005, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, which was distributed on May 27, 2005 to stockholders of record on May 6, 2005.  Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

Liquidity and Capital Resources:

During the first nine months of fiscal 2005, operations provided approximately $18.6 million of cash compared to $15.3 million in the same period last year.  Net income in the first nine months of 2005 was $14.1 million and depreciation and amortization were $8.9 million.  Working capital used approximately $4.9 million of cash, due in part to the payment of taxes and annual profit sharing contributions.

Investment activities in the first nine months of fiscal 2005 used approximately $12.0 million of cash. Capital expenditures were approximately $9.8 million, primarily for deposits on another four-color press to be installed in late 2005.  This press is identical to the press installed in 2004 and will further expand the Company’s capacity to produce four-color textbooks.  Capital also included investments in the specialty publishing segment for an integrated software solution to be installed later this year, as well as a program to relocate and improve warehousing operations.  For the entire fiscal year, capital expenditures are expected to be approximately $18 to $20 million, approximately half of which will be payments related to the new press project.  Prepublication costs were $2.2 million and for the full fiscal year are projected to be approximately $3 million.

Financing activities for the first nine months of fiscal 2005 used approximately $1.7 million of cash.  Cash dividends were $2.8 million while proceeds from stock plans were $1.2 million, primarily from the exercise of stock options.  On March 10, 2005, the Company announced a three-for-two stock split, and a 50% increase in its quarterly dividend, which was paid on May 27, 2005.  At June 25, 2005, the Company had $28.9 million in cash and no borrowings under its long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs. On April 29, 2005, the Company extended the maturity date of this facility to March 2008 and amended certain provisions, including reducing the amount of the facility to $45 million from $60 million to reduce the cost of the commitment fee.  The Company believes that its cash from operations and available credit facilities will be sufficient to meet its cash requirements through 2005.

The following table summarizes the Company’s contractual obligations and commitments at September 25, 2004 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
	Total	Less than 1 Yr.	1-3 Yrs.	4-5 Yrs.	After 5 Yrs.
Contractual Payments:
Long-Term Debt	$593	$83	$173	$184	$153
Operating Leases	11,039	3,198	3,700	1,691	2,450
Purchase Obligations (1)	7,003	7,003	—	—	—
Other Long-Term Liabilities	2,630	—	635	210	1,785

(1)          Represent amounts at June 25, 2005 for capital commitments for new four-color press and other projects.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period.  SFAS 123R allows for several alternative transition methods.  On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  Accordingly the Company will implement this new standard in the first quarter of its fiscal year 2006.  The Company believes that the pro forma disclosures in Note A under Stock-Based Compensation appropriately reflect the impact this standard would have on reported net income if adopted in the periods presented.

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

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report for the year ended September 25, 2004 on Form 10-K include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, changes in raw material costs and availability, seasonal changes in customers’ orders, pricing actions by competitors, changes in copyright laws, consolidation among customers and competitors, success in the integration of acquired businesses, changes in technology, difficulties in the start up of new equipment or information technology systems, unanticipated changes in operating expenses, changes in tax regulations and accounting rules and general changes in economic conditions.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

(b) Reports on Form 8-K

Filed April 14, 2005, reporting under Item 2.02 a press release dated April 14, 2005 reporting financial results for the quarter ended March 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

August 2, 2005	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

August 2, 2005	By:	/s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and
Chief Financial Officer

August 2, 2005	By:	/s/Peter M. Folger
Date		Peter M. Folger
Vice President and
Chief Accounting Officer