Form 10-K
period 2005-09-24
COURIER CORP
filed 2005-11-30
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2005

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

Common Stock, $1 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $1 par value - $295,148,021

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 21, 2005.

Common Stock, $1 par value - 12,314,764

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on Jan. 18, 2006 (Part III).

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

The book manufacturing segment focuses on streamlining and enhancing the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from prepress and production through storage and distribution. Courier’s principal book manufacturing markets are religious, educational and specialty trade books with products including Bibles, educational texts and consumer books. Revenues from this segment accounted for approximately 85% of Courier’s consolidated revenues in 2005.

The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), acquired by Courier on September 22, 2000, as well as Research & Education Association, Inc. (“REA”), which was acquired on January 6, 2004.  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from music scores to clip art. REA publishes test preparation and study-guide books and software for high school, college and graduate students and professionals.  The combination of Dover’s and REA’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills are providing a powerful end-to-end publishing solution for Courier.  Revenues in this segment were approximately 18% of consolidated sales in 2005.

Sales by segment (in thousands)	2005	%	2004	%	2003	%

Book Manufacturing	$193,623	85%	$177,225	84%	$171,858	85%
Specialty Publishing	40,254	18%	40,787	19%	36,391	18%
Intersegment sales	(6,838)	(3)%	(6,833)	(3)%	(6,247)	(3)%
Total	$227,039	100%	$211,179	100%	$202,002	100%

Additional segment information, including the amounts of earnings before taxes and total assets, for each of the last three fiscal years, is contained in Note J in the Notes to Consolidated Financial Statements on pages F-18 to F-20 included in this Annual Report on Form 10-K.

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc.  Courier Custom Publishing provided customized coursepacks and textbooks.  The disposition was accounted for as a discontinued operation.  Additional information is contained in Note I in the Notes to Consolidated Financial Statements on page F-17 included in this Annual Report on Form 10-K.  In March 2001, Courier sold substantially all of the assets of The Home School and ceased operating this business.  The Company had purchased the assets of The Home School Books & Supplies in September 1997.

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

Early in fiscal 2006, the Company announced the acquisition of Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in book covers and known for innovative production techniques. The acquisition, a $15 million cash transaction completed on October 17, 2005, will be accounted for as a purchase and, accordingly, Moore Langen’s financial results will be included in the consolidated financial statements from the date of acquisition.

Courier’s book manufacturing operations consist of both electronic and conventional film processing, platemaking and printing and binding of soft and hard cover books.  Each of Courier’s six facilities have certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing, printing on lightweight paper and four-color book manufacturing.  These services are primarily sold to publishers of educational, religious and consumer books.  During 2004, the Company expanded its four-color book manufacturing capabilities with the addition of a major new four-color press at its Kendallville, Indiana facility. A second identical press is scheduled for installation in the first quarter of fiscal 2006.

Courier’s book manufacturing sales force of 18 people is responsible for all of the Company’s sales to over 400 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Chicago, Illinois; Philadelphia, Pennsylvania; Hayward, California; North Chelmsford, Massachusetts; and North Bergen and North Caldwell, New Jersey.

Sales to The Gideons International aggregated approximately 28% of consolidated sales in 2005, 27% in 2004, and 28% in 2003.  Sales to Pearson plc aggregated approximately 19% of consolidated sales in 2005 and 17% in both 2004 and 2003.  A significant reduction in order volumes or price levels from either of these customers would have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales.  The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 21% in both 2005 and 2004, and 22% in 2003.  Approximately 90% of the export sales were in the book manufacturing segment in each of these years.

All phases of Courier’s business are highly competitive.  The printing industry, exclusive of newspapers, includes approximately 44,000 establishments.  While most of these establishments are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity, related services and technology support.

SPECIALTY BOOK PUBLISHING SEGMENT

Dover, acquired by the Company in September 2000, is a publisher of books in over 30 specialty categories, including fine and commercial arts, children’s books, crafts, music scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift Editions.  In 2002, a new line of scholarly hardcover books valuable to scientists and mathematicians was launched under the name of Dover Phoenix Editions.

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

REA, acquired by the Company in January 2004, publishes more than 800 test preparation and study-guide titles.  Product lines include Problem Solvers®, Essentials®, Super Reviews® and Test Preparation books.  REA sells its products around the world through major bookseller chains, college bookstores, and teachers’ supply stores, as well as directly to teachers and other consumers through catalogs and over the Internet at www.REA.com.

The U.S. publishing market is comprised of over 80,000 publishers.  Many of these publishers are very small, but a few are much larger than Dover and REA or are part of organizations that are much larger.  In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and new web-based publishing businesses starting up, which compete in the specialty book publishing market, including publishing of electronic books.  Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.  REA offers high editorial quality study guides and test preparation books and software products in almost every academic area including many specialized areas such as teacher certification, adult education, and professional licensing.

MATERIALS AND SUPPLIES

Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements.  Many of Courier’s book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production.  Dover and REA purchase a significant portion of their books from Courier’s book manufacturing operations.  Paper prices increased slightly in both 2005 and 2004 after a slight decrease in 2003.

ENVIRONMENTAL REGULATIONS

The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose are anticipated in 2006.  The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s earnings or competitive position.

EMPLOYEES

The Company employed 1,479 persons at September 24, 2005 compared to 1,465 a year ago.

OTHER

Courier’s overall business is not significantly seasonal in nature, although demand is normally highest in the Company’s fourth quarter.  Educational publishers in the book manufacturing segment and Dover’s business all contribute to this higher fourth quarter demand. There is no portion of Courier’s business subject to cancellation of government contracts or renegotiation of profits.

Courier holds no material patents, licenses, franchises or concessions that are important to its operations, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the World Wide Web in connection with each of its business segments.  Substantially all of Dover’s and REA’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.

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

Item 2.  Properties.

REAL PROPERTIES

The following schedule lists the facilities owned or leased by Courier at September 24, 2005. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

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

(2)                                  In May 2004, the Company completed the sale of approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA for $1.7 million.  The Company will continue its current levels of book manufacturing at the site.  Additional information is contained in Note K on page F-20 of this Annual Report on Form 10-K.

EQUIPMENT

The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases computers, image setters and other electronic prepress equipment which are subject to more rapid obsolescence.  In addition, one printing press is leased whereby the lessor holds title and the Company has an option to purchase the equipment upon expiration of the lease in 2008 at a price of $161,658.  Capital expenditures amounted to approximately $19.7 million in 2005, $13.4 million in 2004, and $10.9 million in 2003. Capital expenditures in 2005 included approximately $11 million for deposits on another four-color press and related equipment, installed in December 2005 at the Kendallville, Indiana facility.  Capital expenditures also included investments of approximately $3.5 million in the specialty publishing segment for an integrated software solution, as well as a program to relocate and improve warehousing operations. Fiscal 2006 capital expenditures are expected to increase to approximately $30 million, including payments on another four-color press, which will further expand the Company’s capacity to produce four-color textbooks.  This latest press is expected to be installed in early fiscal 2007 and is identical to the presses installed in April 2004 and December 2005.  The fiscal 2006 capital projections also include bindery and warehouse expansion to support the additional four-color press capacity.  Courier considers its equipment to be in good operating condition and adequate for its present needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 24, 2005.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information required by this Item is contained in the section captioned “Selected Quarterly Financial Data (Unaudited)” which appears on page F-22 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data.

The information required by this Item is contained in the section captioned “Five-Year Financial Summary” appearing on page F-21 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is contained in the section captioned “Management’s Discussion and Analysis” on pages F-23 through F-30 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Notes A and M of Notes to Consolidated Financial Statements, which appear on pages F-7 through F-9 and F-20 of this Annual Report on Form 10-K.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate.  There were no borrowings under this facility at any time during 2005.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is contained on pages F-1 through F-20 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

(a)                                  Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to the Company’s management in a timely fashion.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended (the “Exchange Act”)) (“Disclosure Controls”) was performed as of the end of the period covered by this report.  This evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded , processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  The Company continually reviews its disclosure controls and procedures, and its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

(b)                                  Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)                              Management’s Responsibility for Financial Statements

Management of the Company is responsible for the preparation, integrity and objectivity of the Company’s consolidated financial statements and other financial information contained in its Annual Report to Stockholders.  Those consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States.  In preparing those consolidated financial statements, the Company’s management was required to make certain estimates and judgments, which are based upon currently available information and management’s view of current conditions and circumstances.

The Audit Committee of the Board of Directors, which consists solely of independent directors, oversees the Company’s process of reporting financial information and the audit of its consolidated financial statements.  The Audit Committee stays informed of the financial condition of the Company and regularly reviews management’s financial policies and procedures, the independence of the independent auditors, the Company’s internal control and the objectivity of its financial reporting. The independent registered public accounting firm has free access to the Audit Committee and to meet with the Audit Committee periodically, both with and without management present.

The Company has retained Deloitte & Touche LLP, an independent registered public accounting firm, to audit its consolidated financial statements found in this Annual Report on Form 10-K for the year ended September 24, 2005.  The Company has made available to Deloitte & Touche LLP all of its financial records and related data in connection with their audit of the consolidated financial statements.

The Company has filed with the Securities and Exchange Commission the required certifications related to its consolidated financial statements as of and for the year ended September 24, 2005.  These certifications are attached as exhibits to this Annual Report on Form 10-K for the year ended September 24, 2005.

(d)                              Management’s Report on Internal Control Over Financial Reporting.

Management has responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 24, 2005.  In making its assessment, the Company’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of September 24, 2005.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 24, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated November 30, 2005, which appears below in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Courier Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 24, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 24, 2005 of the Company and our report dated November 30, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 30, 2005

Item 9B.  Other Information

The following table sets forth information concerning the granting on September 22, 2005 of restricted stock awards and stock options under the Courier Corporation 1993 Stock Incentive Plan to each of the Executive Officers.

	Number of Shares Underlying
Name	Options Granted	Restricted Stock Awards

J. F. Conway, III	5,627	1,679
R. P. Story, Jr.	4,901	1,462
G. Q. Nichols	—	—
P. D. Tobin	1,670	498
P. M. Folger	1,089	325
E. J. Zimmerman	2,033	607

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	53	Chairman, President and Chief Executive Officer

George Q. Nichols	76	Corporate Senior Vice President and Chairman of National Publishing Company

Robert P. Story, Jr.	54	Senior Vice President and Chief Financial Officer

Peter M. Folger	52	Vice President and Controller

Peter D. Tobin	50	Corporate Vice President and Executive Vice President of Courier Companies and National Publishing Company

Eric J. Zimmerman	40	Vice President, Publishing

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

Mr. Zimmerman became Vice President, Publishing and an executive officer of Courier Corporation in October 2004.  He joined Courier in December 1994 as General Manager of its former Copyright Management Services operation and became Vice President of e-Commerce for Courier in September 2000.

The Company has adopted a code of ethics entitled “Courier Corporation Business Conduct Guidelines,” which is applicable to all of the Company’s directors, officers, and employees.  These Business Conduct Guidelines are available on the Company’s Internet website, located at www.courier.com.

All other information called for by Item 10 is contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 18, 2006.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 is contained in the definitive Proxy Statement, under the caption “Executive Compensation,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 18, 2006.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by Item 12 is contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 18, 2006.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information called for by Item 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 18, 2006.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by Item 14 is contained in the definitive Proxy Statement, under the caption “Item 2: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 18, 2006.  Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

	1.	Financial statements

		•	Report of Independent Registered Public Accounting Firm
		•	Consolidated Statements of Income for each of the three years in the period ended September 24, 2005
		•	Consolidated Balance Sheets as of September 24, 2005 and September 25, 2004
		•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 24, 2005
		•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended September 24, 2005
		•	Notes to Consolidated Financial Statements

	2.	Financial statement schedule

Schedule II - Consolidated Valuation and Qualifying Accounts

	3.	Exhibits

Exhibit No.	Description of Exhibit

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

3B	By-Laws of Courier Corporation, amended and restated as of March 24, 2005 (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, dated March 24, 2005, and incorporated herein by reference).

10.1+*	Amendment, effective March 1, 2005, to the Courier Corporation 1999 Employee Stock Purchase Plan.

10A-1+	Courier Corporation Stock Grant Plan (filed as Exhibit C to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 20, 1977, and incorporated herein by reference).

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

10E-1+

The Courier Executive Compensation Program, as amended and restated on December 2, 2004 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated December 2, 2004, and incorporated herein by reference).

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

10G-1

Rights Agreement between Courier Corporation and State Street Bank and Trust Company dated March 18, 1999 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 18, 1999, and incorporated herein by reference).

10G-2

Amendment, dated November 8, 2001, to Rights Agreement between Courier Corporation and EquiServe Trust Company NA dated March 18, 1999 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 26, 2005, and incorporated herein by reference).

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

10J-3

Amendment, dated April 29, 2005, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, KeyBank National Association, Citizens Bank of Massachusetts and Sovereign Bank, providing for a $45 million revolving credit facility (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 26, 2005, and incorporated herein by reference).

10K-1+	Courier Corporation Amended and Restated 1993 Stock Incentive Plan (filed January 19, 2005 as Exhibit 10.5 to the Company’s Registration Statement No. 333-122136 and incorporated herein by reference).

10K-2+

Form of Incentive Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-3+

Form of Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-4+

Form of Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-5+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for J. F. Conway, III dated September 23, 2004 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-6+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for J. F. Conway, III dated September 23, 2004 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-7+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for R. P. Story, Jr. dated September 23, 2004 (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-8+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for R. P. Story, Jr. dated September 23, 2004 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-9+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. D. Tobin dated September 23, 2004 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-10+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. D. Tobin dated September 23, 2004 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-11+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. M. Folger dated September 23, 2004 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-12+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. M. Folger dated September 23, 2004 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-13+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for E. J. Zimmerman dated September 23, 2004 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-14+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for E. J. Zimmerman dated September 23, 2004 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-15+

Incentive Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for E. J. Zimmerman dated September 23, 2004 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10L-1+

Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (filed January 19, 2005 as Exhibit 10.1 to the Company’s Registration Statement No. 333-122137 and incorporated herein by reference).

10L-2+

Form of Non-Qualified Stock Option Agreement for the Courier Corporation 2005 Stock Equity Plan for Non-employee Directors (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10L-3+

Form of Stock Unit Agreement for the Courier Corporation 2005 Stock Equity Plan for Non-employee Directors (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 30, 2005.

COURIER CORPORATION

By:	s/James F. Conway III
James F. Conway III
Chairman, President and Chief Executive Officer

By:	s/Robert P. Story, Jr.
Robert P. Story, Jr.
Senior Vice President and Chief Financial Officer

By:	s/Peter M. Folger
Peter M. Folger
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on November 30, 2005.

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
Peter K. Markell
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation

North Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the “Company”) as of September 24, 2005 and September 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2005.  Our audits also included the financial statement schedule in Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries as of September 24, 2005 and September 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 24, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

November 30, 2005

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003

Net sales (Note A)	$227,039,000	$211,179,000	$202,002,000
Cost of sales	151,853,000	142,609,000	134,630,000

Gross profit	75,186,000	68,570,000	67,372,000

Selling and administrative expenses	41,338,000	37,292,000	37,794,000
Interest (income) expense, net	(388,000)	(23,000)	52,000
Other income (Note K)	—	250,000	—

Pretax income	34,236,000	31,551,000	29,526,000

Provision for income taxes (Note C)	12,102,000	11,011,000	10,254,000

Income from continuing operations	$22,134,000	$20,540,000	$19,272,000

Discontinued operations:
Loss from operations, net of tax	—	—	(65,000)
Gain on disposal, net of tax	—	—	913,000

Net income	$22,134,000	$20,540,000	$20,120,000

Income per basic share (Notes A and L):
Continuing operations	$1.82	$1.72	$1.64
Discontinued operations (Note I):
Loss from operations	—	—	(0.01)
Gain on disposal	—	—	0.08
Net income per basic share	$1.82	$1.72	$1.71

Income per diluted share (Notes A and L):
Continuing operations	$1.77	$1.67	$1.58
Discontinued operations (Note I):
Loss from operations	—	—	(0.01)
Gain on disposal	—	—	0.08
Net income per diluted share	$1.77	$1.67	$1.65

Cash dividends declared per share	$0.33	$0.23	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 24, 2005	September 25, 2004
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$34,038,000	$23,965,000
Accounts receivable, less allowance for uncollectible accounts of $1,139,000 in 2005 and $1,630,000 in 2004 (Note A)	34,207,000	34,072,000
Inventories (Note B)	25,451,000	25,108,000
Deferred income taxes (Note C)	2,945,000	2,852,000
Other current assets	962,000	840,000

Total current assets	97,603,000	86,837,000

Property, plant and equipment (Note A):
Land	1,059,000	1,059,000
Buildings and improvements	26,877,000	25,781,000
Machinery and equipment	134,222,000	128,484,000
Furniture and fixtures	1,850,000	1,468,000
Construction in progress	13,392,000	1,073,000

	177,400,000	157,865,000

Less-Accumulated depreciation and amortization	(118,285,000)	(109,383,000)

Property, plant and equipment, net	59,115,000	48,482,000

Goodwill (Notes A, H and J)	33,255,000	33,255,000
Prepublication costs (Note A)	5,399,000	5,127,000
Other assets	1,593,000	1,498,000

Total assets	$196,965,000	$175,199,000

The accompanying notes are an integral part of the consolidated financial statements.

	September 24, 2005	September 25, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$85,000	$83,000
Accounts payable (Note A)	10,534,000	10,059,000
Accrued payroll	7,799,000	6,470,000
Accrued taxes	5,770,000	5,735,000
Other current liabilities	6,474,000	7,194,000

Total current liabilities	30,662,000	29,541,000

Long-term debt (Notes A and D)	425,000	510,000
Deferred income taxes (Note C)	6,924,000	7,528,000
Other liabilities	3,020,000	2,630,000

Total liabilities	41,031,000	40,209,000

Commitments and contingencies (Note E)

Stockholders’ equity (Notes A and F):

Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,313,000 shares in 2005 and 8,031,000 in 2004	12,313,000	8,031,000
Additional paid-in capital	1,453,000	869,000
Retained earnings	142,745,000	126,573,000
Unearned compensation	(577,000)	(483,000)

Total stockholders’ equity	155,934,000	134,990,000

Total liabilities and stockholders’ equity	$196,965,000	$175,199,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003

Operating Activities:
Net income	$22,134,000	$20,540,000	$20,120,000
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	11,660,000	10,929,000	9,798,000
Deferred income taxes (Note C)	(697,000)	2,293,000	938,000
Gain on sale of assets (Notes I and K)	—	(163,000)	(913,000)
Changes in assets and liabilities:
Accounts receivable	(135,000)	(3,843,000)	1,718,000
Inventory	(343,000)	(2,459,000)	731,000
Accounts payable	475,000	2,775,000	(214,000)
Accrued taxes	35,000	(786,000)	(444,000)
Other elements of working capital	486,000	(245,000)	(492,000)
Tax benefits of stock option activity	1,064,000	562,000	470,000
Other long-term, net	321,000	(1,271,000)	(575,000)

Cash provided from operating activities	35,000,000	28,332,000	31,137,000

Investment Activities:
Capital expenditures	(19,683,000)	(13,416,000)	(10,885,000)
Business acquisition (Note H)	—	(11,850,000)	—
Prepublication costs (Note A)	(2,867,000)	(2,818,000)	(2,232,000)
Proceeds from sale of assets (Notes I and K)	—	1,664,000	1,500,000

Cash used for investment activities	(22,550,000)	(26,420,000)	(11,617,000)

Financing Activities:
Long-term debt repayments	(83,000)	(81,000)	(78,000)
Cash dividends	(4,066,000)	(2,794,000)	(2,354,000)
Proceeds from stock plans	1,772,000	1,104,000	1,106,000

Cash used for financing activities	(2,377,000)	(1,771,000)	(1,326,000)

Increase in cash and cash equivalents	10,073,000	141,000	18,194,000

Cash and cash equivalents at the beginning of the period	23,965,000	23,824,000	5,630,000

Cash and cash equivalents at the end of the period	$34,038,000	$23,965,000	$23,824,000

Supplemental cash flow information:
Interest paid	$219,000	$249,000	$245,000
Income taxes paid (net of receipts)	$11,707,000	$8,935,000	$9,697,000

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Total
	Stockholders’	Common	Additional	Retained	Unearned	Treasury
	Equity	Stock	Paid-In Capital	Earnings	Compensation	Stock

Balance, September 28, 2002	$95,919,000	$5,445,000	$2,246,000	$91,061,000	$(509,000)	$(2,324,000)

Net income	20,120,000	—	—	20,120,000	—	—
Cash dividends	(2,354,000)	—	—	(2,354,000)	—	—
Stock dividend (Note A)	—	2,643,000	(2,643,000)	—	—	—
Restricted stock grant/amortization activity, net (Note F)	159,000	—	—	—	159,000	—
Other stock plan activity	1,576,000	—	1,047,000	—	—	529,000

Balance, September 27, 2003	115,420,000	8,088,000	650,000	108,827,000	(350,000)	(1,795,000)

Net income	20,540,000	—	—	20,540,000	—	—
Cash dividends	(2,794,000)	—	—	(2,794,000)	—	—
Restricted stock grant/amortization activity, net (Note F)	160,000	—	200,000	—	(133,000)	93,000
Other stock plan activity	1,664,000	—	772,000	—	—	892,000
Retire treasury stock (Note A)	—	(57,000)	(753,000)	—	—	810,000

Balance, September 25, 2004	134,990,000	8,031,000	869,000	126,573,000	(483,000)	—

Net income	22,134,000			22,134,000
Cash dividends	(4,066,000)			(4,066,000)
Stock dividend (Note A)	—	4,061,000	(2,165,000)	(1,896,000)
Restricted stock grant/amortization activity, net (Note F)	214,000	8,000	300,000		(94,000)
Other stock plan activity	2,662,000	213,000	2,449,000

Balance, September 24, 2005	$155,934,000	$12,313,000	$1,453,000	$142,745,000	$(577,000)	$—

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

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations.  The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.  At September 24, 2005 and September 25, 2004, the fair market value of the Company’s financial instruments approximated their carrying values.

Interest income from these instruments was $666,000 in 2005, $230,000 in 2004, and $200,000 in 2003 and is included in the caption “Interest (income) expense, net” in the accompanying Consolidated Statements of Income.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Interest capitalized in 2004 was $74,000.   No interest was capitalized in 2005 and 2003.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings.

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

Prepublication Costs: Prepublication costs, associated with the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three years for REA and four years for Dover Publications.

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

Net Income per Share: Basic net income per share is based on the weighted average number of common shares outstanding each period.  Diluted net income per share also includes potentially dilutive items such as stock options (see Note L).

Treasury Stock: Pursuant to a 2004 change in state law, the Company’s treasury stock was reclassified to the status of authorized but unissued shares.  The Company had historically used treasury stock for stock options exercised and stock grants.

Stock Splits: On May 27, 2005 and December 5, 2003, the Company distributed three-for-two stock splits, effected in the form of 50% stock dividends.  Previously authorized but unissued shares were used to effect these dividends.  Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock splits have been restated to give effect to these stock splits.

Stock-Based Compensation: Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, because the number of shares is fixed and the exercise price of the stock options granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Had compensation cost for stock options and for grants under the Employee Stock Purchase Plan been determined under the fair value provisions of

SFAS No. 123, the Company’s net income would have been as follows:

	2005	2004	2003
Net income as reported	$22,134,000	$20,540,000	$20,120,000
Deduct: Stock-based compensation expense determined under SFAS No. 123, net of related tax effects	(1,266,000)	(1,306,000)	(965,000)
Pro forma net income	$20,868,000	$19,234,000	$19,155,000

Net income per share as reported:
Basic	$1.82	$1.72	$1.71
Diluted	1.77	1.67	1.65

Pro forma net income per share:
Basic	$1.72	$1.61	$1.63
Diluted	1.67	1.56	1.57

For purposes of pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model (see Note F).

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period.  SFAS 123R allows for several alternative transition methods. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  Accordingly the Company will implement this new standard in the first quarter of its fiscal year 2006 and will restate all prior periods on a retrospective basis.  The Company believes that the pro forma disclosures in this Note A under Stock-Based Compensation appropriately reflect the anticipated impact this standard would have had on reported net income if adopted in the periods presented and will provide the basis for the retrospective restatement of such periods.

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

B. Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 41% and 37% of the Company’s inventories at September 24, 2005 and September 25, 2004, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following at September 24, 2005 and September 25, 2004:

	2005	2004

Raw materials	$2,319,000	$3,338,000
Work in process	6,276,000	5,317,000
Finished goods	16,856,000	16,453,000
Total	$25,451,000	$25,108,000

On a FIFO basis, reported year-end inventories would have been higher by $5.4 million in fiscal 2005 and $5.5 million in fiscal 2004.

C.  Income Taxes

The provision for income taxes from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	2005	2004	2003

Federal taxes at statutory rate	$11,983,000	$11,043,000	$10,334,000
State taxes, net of federal tax benefit	947,000	837,000	701,000
Tax benefit of export related income	(805,000)	(882,000)	(823,000)
Other	(23,000)	13,000	42,000
Total	$12,102,000	$11,011,000	$10,254,000

The provision for income taxes from continuing operations consisted of the following:

	2005	2004	2003
Currently payable:
Federal	$11,457,000	$7,503,000	$8,238,000
State	1,342,000	1,215,000	1,078,000
	12,799,000	8,718,000	9,316,000
Deferred:
Federal	(812,000)	2,220,000	870,000
State	115,000	73,000	68,000
	(697,000)	2,293,000	938,000
Total	$12,102,000	$11,011,000	$10,254,000

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 24, 2005 and September 25, 2004:

	2005	2004
Deferred tax assets:
Vacation accrual not currently deductible	$732,000	$719,000
Other accruals not currently deductible	516,000	689,000
Non-deductible reserves	1,110,000	1,387,000
Other	587,000	57,000
Classified as current	2,945,000	2,852,000
Deferred compensation arrangements	1,123,000	1,041,000
Tax benefits of stock option activity	826,000	178,000
Other	152,000	171,000
Total deferred tax assets	$5,046,000	$4,242,000

Deferred tax liabilities:
Accelerated depreciation	6,595,000	7,220,000
Goodwill amortization	2,430,000	1,698,000
Total deferred tax liabilities	$9,025,000	$8,918,000

Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

D.  Long-Term Debt

At September 24, 2005 and September 25, 2004, long-term debt consisted of an obligation under an industrial development bond arrangement totaling $510,000 and $593,000, respectively, including current maturities of $85,000 and $83,000, respectively.  This industrial bond arrangement bears interest at a 3% rate.  Scheduled aggregate principal payments of this obligation are $85,000 in 2006, $88,000 in 2007, $91,000 in 2008, $93,000 in 2009, $96,000 in 2010, and $57,000 thereafter.  The industrial bond arrangement provides for a lien on the assets acquired with the proceeds.

The Company has a $45 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%. During 2005, the Company extended the maturity date of this facility to March 2008 and amended certain provisions, including reducing the amount of the facility from $60 million to $45 million to reduce the cost of the commitment fee.  The revolving credit facility is available to the Company for both its long-term and short-term financing needs.

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

E.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $3,363,000 in 2005, $3,902,000 in 2004 and $4,103,000 in 2003.  As of September 24, 2005, minimum annual rental commitments under the Company’s long-term operating leases are approximately $2,836,000 in 2006, $2,536,000 in 2007, $1,875,000 in 2008, $1,145,000 in 2009, $1,146,000 in 2010, and $1,998,000 in the aggregate thereafter.  The Company leases one of its facilities from a corporation owned in part by an executive of one of the Company’s subsidiaries.  The lease agreement requires annual payments of approximately $276,000 through July 2007.  At September 24, 2005 and September 25, 2004, the Company had letters of credit outstanding of $1,318,000 and $1,250,000, respectively.

In the ordinary course of business, the Company is subject to various legal proceedings and claims.  The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

F.  Stock Arrangements

Stock Incentive Plans: The Company’s stock incentive plans provide for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  Additionally, during 2005 and 2004, 8,943 and 10,788 shares of restricted stock, respectively, with values of $319,000 and $293,000, respectively, were granted which vest in three years. No such shares were granted in 2003.  Amortization expense relating to restricted stock grants was $214,000, $160,000 and $159,000 for 2005, 2004 and 2003, respectively.

Directors’ Option Plan: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years. During 2005, 36,000 options were granted under the 2005 Plan. The 2005 Plan replaced the previous non-employee directors’ plan which had been adopted in 1989 (the “1989 Plan”). In the first quarter of fiscal 2005, 9,000 options were granted under the 1989 Plan. No further options will be granted under the 1989 Plan.

The following is a summary of all option activity for these plans:

	Stock Option/Incentive Plans		Directors’ Option Plans
	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at September 28, 2002	660,620	$9.48	150,638	$6.33
Issued	129,993	23.47	54,000	14.47
Exercised	(105,612)	5.35	(45,000)	6.82
Cancelled	(2,624)	9.11	—	—
Outstanding at September 27, 2003	682,377	$12.79	159,638	$8.94
Issued	40,949	27.30	60,750	21.03
Exercised	(93,564)	6.92	(31,100)	5.83
Cancelled	(4,500)	19.57	—	—
Outstanding at September 25, 2004	625,262	$14.57	189,288	$13.33
Issued	30,131	35.61	45,000	32.47
Exercised	(222,252)	9.32	(60,112)	9.39
Cancelled	(7,104)	22.38	—	—
Outstanding at September 24, 2005	426,037	$18.66	174,176	$19.64

Exercisable at September 24, 2005	271,700	$15.48	174,176	$19.64
Available for future grants	327,878		184,940

The following tables present information with regards to stock options outstanding at September 24, 2005:

	Stock Incentive Plan
	$7.11 -	$13.75 -	$18.59 -	$25.60 -	$35.51 -
Range of Exercise Prices	$10.55	$16.91	$23.27	$29.57	$39.50
Options outstanding	126,154	99,202	119,582	50,968	30,131
Weighted average exercise price of options outstanding	$8.82	$16.83	$22.78	$26.92	$35.61
Weighted average remaining life	2.2 years	4.0 years	4.7 years	5.3 years	7.0 years
Options exercisable	126,154	65,324	40,652	39,570	—
Weighted average exercise price of options exercisable	$8.82	$16.81	$22.67	$27.15	—

	Directors’ Option Plans
		$14.47 -	$20.97 -
Range of Exercise Prices	$7.23	$16.65	24.39	$34.49
Options outstanding	32,801	46,125	59,250	36,000
Weighted average exercise price of options outstanding	$7.23	$14.52	$21.47	$34.49
Weighted average remaining life	1.0 years	2.0 years	3.2 years	4.3 years
Options exercisable	32,801	46,125	59,250	36,000
Weighted average exercise price of options exercisable	$7.23	$14.52	$21.47	$34.49

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During 2005, 2004, and 2003, 21,439 shares, 26,184 shares, and 27,486 shares, respectively, were issued under the plan at an average price of $26.49 per share, $21.25 per share, and $16.01 per share, respectively.  Since inception, 217,891 shares have been issued.  At September 24, 2005, an additional 119,609 shares were reserved for future issuances.

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

The following key assumptions were used to value options issued:

	2005	2004	2003
Risk-free interest rate	4.1%	3.8%	3.9%
Expected volatility	22%	30%	32%
Expected dividend yield	1.1%	0.9%	0.8%
Estimated life for grants under:
Stock Incentive Plans	7 years	5 - 7 years	5 - 7 years
Directors’ Option Plans	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	Stock Incentive Plan			Directors’ Option Plans
	2005	2004	2003	2005	2004	2003
On grant date:
Exercise price was equal to stock price	$10.43	$9.81	$8.91	$10.17	—	—
Exercise price was in excess of stock price	—	—	$6.47	—	—	—
Exercise price was less than stock price	—	—	—	$10.03	$8.52	$5.91

G.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan (“the Dover plan”) as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan (“ESOP”).  Retirement costs included in the accompanying financial statements amounted to approximately $3,820,000 in 2005, $3,300,000 in 2004 and $3,200,000 in 2003.

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

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During 2005, 2004 and 2003, no such shares were allocated to eligible participants.  At September 24, 2005, the ESOP held 419,918 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. As of December 31, 2001, Dover employees became eligible to participate in the PSSP.  As such, plan benefits under the Dover defined benefit plan were frozen as of that date. No contributions have been made to the Dover plan for any of the past three years and none are expected to be made in 2006.

The following tables provide information regarding the Dover plan for the years ended September 24, 2005 and September 25, 2004.

Change in projected benefit obligation:

	2005	2004
Obligation at beginning of year	$3,339,000	$3,127,000
Service cost	8,000	7,000
Interest cost	185,000	193,000
Actuarial loss	186,000	230,000
Benefits paid	(254,000)	(218,000)
Obligation at end of year	$3,464,000	$3,339,000

Benefit payments in each of the next five years are projected to be $251,000, $258,000, $250,000, $241,000 and $263,000. Aggregate payments for the 2010-2014 period are estimated to be $1,296,000.

Change in plan assets:

	2005	2004
Fair value of plan assets at beginning of year	$3,633,000	$3,708,000
Actual return on plan assets	180,000	143,000
Benefits paid	(254,000)	(218,000)
Fair value of plan assets at end of year	$3,559,000	$3,633,000

Plan assets were invested entirely in Guaranteed Insurance Contracts in 2005 and 2004.

Reconciliation of funded status:

	2005	2004
Funded status at end of year	$94,000	$294,000
Unrecognized net actuarial loss and other	595,000	344,000
Prepaid pension cost	$689,000	$638,000

Components of the net periodic benefit cost:

	2005	2004
Service cost	$8,000	$7,000
Interest cost	185,000	193,000
Expected return on plan assets	(244,000)	(251,000)
Net periodic benefit income	$(51,000)	$(51,000)

Actuarial assumptions used to determine costs and benefit obligations:

	2005	2004
Discount rate	5.3%	5.8%
Compensation increases	None	None
Return on assets for the year	7.0%	7.0%

The Company’s strategy is to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.

The expected long-term rate of return on assets of 7% was determined based on historical returns for investments consistent with Plan objectives, but weighted primarily towards investments in debt securities. While actual returns in 2005 and 2004 were below the assumed rate of return, the assumed rate gives consideration to historical longer-term rates.

Prepaid pension cost at September 24, 2005 and September 25, 2004 is included in the accompanying consolidated balance sheet under the caption “Other assets.”

H. Business Acquisition

On January 6, 2004, the Company purchased substantially all of the assets of Research & Education Association (“REA”), a publisher of test preparation and study guide books and software for high school, college, and graduate students, and professionals.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The purchase price was approximately $12 million, with an allocation of approximately $8.4 million to goodwill and $0.7 million to prepublication costs in the accompanying financial statements. In addition, a required purchase accounting adjustment was made to write up inventory by approximately $1 million to fair market value when REA was acquired.

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

2003
Net sales	$142,000

Pretax loss	$(100,000)
Income tax benefit	(35,000)
Loss after tax	$(65,000)

Proceeds from sale	$1,500,000
Net assets sold and costs of disposal	68,000
Pretax gain	$1,432,000
Income tax provision	519,000
Gain on disposal, net of tax	$913,000

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

On December 17, 2002, the Company sold the assets of Courier Custom Publishing, Inc., a provider of customized college coursepacks and textbooks, which comprised all of the activities of the customized education segment in 2003 (see Note I).  Information related to this discontinued operation is not included in the segment table below for 2003.

The accounting policies of the segments are the same as those described in Note A.  In evaluating segment performance, management primarily focuses on income or loss before taxes and other income. The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.  Interest is allocated to the specialty publishing segment based on the acquisition costs of Dover and REA, reduced by cash generated by each business since acquisition.  Other income, discussed in Note K, is reflected as “unallocated” in the following table.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.  The corresponding corporate asset balances are not allocated to the segments.  Unallocated corporate assets consist primarily of cash and cash equivalents and fixed assets used by the corporate support functions.

The following table provides segment information for continuing operations as required under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Total Company	Book Manufacturing	Specialty Publishing	Unallocated	Intersegment Elimination
Fiscal 2005
Net sales	$227,039,000	$193,623,000	$40,254,000	—	$(6,838,000)
Earnings before income taxes	34,236,000	30,812,000	3,836,000	—	(412,000)
Total assets	196,965,000	99,449,000	59,160,000	$38,356,000	—
Goodwill, net	33,255,000	9,240,000	24,015,000	—	—
Depreciation and amortization	11,660,000	8,263,000	3,029,000	368,000	—
Capital expenditures and prepublication costs	22,550,000	15,689,000	6,489,000	372,000	—
Interest (income)/expense	(388,000)	(700,000)	312,000	—	—

Fiscal 2004
Net sales	$211,179,000	$177,225,000	$40,787,000	—	$(6,833,000)
Earnings before income taxes	31,551,000	25,186,000	6,475,000	$250,000	(360,000)
Total assets	175,199,000	92,004,000	55,727,000	27,468,000	—
Goodwill, net	33,255,000	9,240,000	24,015,000	—	—
Depreciation and amortization	10,929,000	7,911,000	2,568,000	450,000	—
Capital expenditures and prepublication costs	16,234,000	12,725,000	2,917,000	592,000	—
Interest (income)/expense	(23,000)	(330,000)	307,000	—	—

Fiscal 2003
Net sales	$202,002,000	$171,858,000	$36,391,000	$—	$(6,247,000)
Earnings before income taxes	29,526,000	24,171,000	5,855,000	—	(500,000)
Total assets	151,485,000	76,766,000	42,737,000	31,982,000	—
Goodwill, net	24,847,000	9,240,000	15,607,000	—	—
Depreciation and amortization	9,798,000	7,863,000	1,935,000	—	—
Capital expenditures and prepublication costs	13,117,000	10,641,000	2,372,000	104,000	—
Interest (income)/Expense	52,000	(281,000)	333,000	—	—

Export sales as a percentage of consolidated sales were approximately 21% in both 2005 and 2004, and 22% in 2003.  Approximately 90% of export sales were in the book manufacturing segment in fiscal years 2005, 2004, and 2003.  Sales to the Company’s largest customer amounted to approximately 28% of consolidated sales in 2005, 27% in 2004 and 28% in 2003. In addition, sales to another customer amounted to 19% of consolidated sales in 2005 and 17% in both 2004 and 2003.  Both of these customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales.  Customers are granted credit on an unsecured basis.  Receivables for the two largest customers, as a percentage of consolidated accounts receivable, were 23% at September 24, 2005 and 28% at September 25, 2004.

K.  Other Income

On May 26, 2004, the Company completed the sale of approximately 200,000 square feet of unoccupied and unutilized portions of its multi-building manufacturing complex in Westford, Massachusetts for $1.7 million, resulting in a pretax gain of $250,000, or $.01 per diluted share.

L.  Net Income per Share

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.  These shares have been adjusted to reflect the three-for-two stock splits effected in the form of dividends distributed on May 27, 2005 and December 5, 2003 (see Note A).

	2005	2004	2003
Average shares outstanding for basic	12,157,000	11,940,000	11,772,000
Effect of potentially dilutive shares	333,000	392,000	407,000
Average shares outstanding for dilutive	12,490,000	12,332,000	12,179,000

M.  Derivative Financial Instruments

At the end of fiscal 2003, the Company had two forward exchange contracts to purchase approximately 3,000,000 euros as a hedge against a foreign currency equipment purchase commitment, designated as a fair value hedge. The Company had recorded a $180,000 addition to its property, plant and machinery accounts with a corresponding $180,000 addition to long term liabilities, with no effect on earnings.  The equipment was delivered and the forward exchange contracts settled in fiscal 2004. During fiscal 2005, a similar forward exchange contract was entered into as a hedge against another foreign currency equipment purchase commitment and was settled prior to the end of the year. The Company does not use financial instruments for trading or speculative purposes.

N.  Subsequent Events

On October 17, 2005, the Company announced the acquisition of Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in book covers, for $15 million in a cash transaction. The acquisition will be accounted for as a purchase, and accordingly, Moore Langen’s financial results will be included in the consolidated financial statements from the date of acquisition.  Moore Langen will be included in the book manufacturing segment.

On November 14, 2005, the Company announced an agreement to purchase a third four-color press as part of a $21 million expansion of its book manufacturing facility in Kendallville, Indiana.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions except per share data)	2005	2004	2003	2002	2001

Net sales	$227.0	$211.2	$202.0	$201.0	$210.8
Gross profit	75.2	68.6	67.4	62.6	60.1
Income from continuing operations	22.1	20.5	19.3	16.3	13.6
Income per diluted share from continuing operations	1.77	1.67	1.58	1.36	1.16
Dividends per share	0.33	0.23	0.20	0.18	0.16
Working capital	66.9	57.3	50.9	34.0	28.2
Current ratio	3.2	2.9	2.9	2.2	1.9
Capital expenditures	19.7	13.4	10.9	4.9	12.8
Depreciation and amortization	11.7	10.9	9.8	10.7	11.8
Total assets	197.0	175.2	151.5	131.8	133.6
Long-term debt	0.4	0.5	0.6	0.7	16.5
Long-term debt as a percentage of capitalization	0.3%	0.4%	0.5%	0.7%	17.0%
Stockholders’ equity	155.9	135.0	115.4	95.9	80.3
Return on stockholders’ equity	15.2%	16.4%	18.2%	18.5%	18.4%
Stockholders’ equity per share	12.66	11.21	9.70	8.18	6.98
Shares outstanding (in 000’s)	12,313	12,047	11,897	11,732	11,502
Number of employees	1,479	1,465	1,420	1,455	1,504

Net sales, gross profit, income, income per diluted share and return on stockholders’ equity reflect continuing operations (see Note I).

Income per diluted share from continuing operations is based on weighted average shares outstanding; stockholders’ equity per share is based on shares outstanding at year end. Shares outstanding and per share amounts have been retroactively adjusted to reflect three-for-two stock splits distributed on May 27, 2005, December 5, 2003 and August 31, 2001 (see Notes A and L).

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2005

(Dollars in thousands except per share amounts)	First	Second	Third	Fourth

Operating Results:
Net sales	$51,269	$53,495	$58,758	$63,517
Gross profit	16,700	16,354	19,415	22,717
Net income	4,131	4,154	5,853	7,996
Net income per diluted share	0.33	0.33	0.47	0.64
Dividends declared per share (1)	0.0667	0.1667	—	0.10
Stock price:
Highest	35.29	37.05	38.56	41.96
Lowest	27.55	32.82	31.24	34.80

Fiscal 2004

(Dollars in thousands except per share amounts)	First	Second	Third	Fourth

Operating Results:
Net sales	$46,819	$49,663	$55,489	$59,208
Gross profit	15,629	15,527	17,349	20,065
Net income	3,912	3,851	5,194	7,583
Net income per diluted share	0.32	0.31	0.42	0.61
Dividends declared per share	0.0583	0.0583	0.0583	0.0583
Stock price:
Highest	26.34	30.41	30.40	27.90
Lowest	24.77	25.65	25.46	26.13

Diluted share amounts are based on weighted average shares outstanding.  Per share amounts and stock prices have been retroactively adjusted to reflect a three-for-two stock split distributed on May 27, 2005 (see Notes A and L).

Common shares of the Company are traded over-the-counter on the Nasdaq National Market - symbol “CRRC.”

There were 1,044 stockholders of record as of September 24, 2005.

(1)          Two cash dividends were declared in the second quarter of fiscal 2005. The second dividend, declared in March 2005, was announced in conjunction with a three-for-two stock split (see Notes A and L).  As such, no cash dividend was declared in the third quarter of fiscal 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

The Annual Report to shareholders includes forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe”, “expect”, “anticipate”, “intend”, “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders, changes in raw material costs, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, unanticipated changes in operating expenses, changes in technology, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in tax regulations, and general changes in economic conditions, including currency fluctuations and changes in interest rates.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

OVERVIEW

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  Courier’s nine straight years of earnings growth was achieved through a strong focus on growth markets, technological innovation and outstanding customer service.

The Company has two business segments: book manufacturing and specialty publishing.  In fiscal 2003, the Company sold the assets of Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment (see “Discontinued Operation” below).

Book Manufacturing – streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from prepress and production through storage and distribution.  Courier’s principal markets include religious, educational and specialty trade books.

Specialty Publishing – consists of Dover Publications, Inc. (Dover), acquired by Courier on September 22, 2000, as well as Research & Education Association, Inc. (REA), which was acquired on January 6, 2004.  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from music scores to clip art.  Dover sells its products through most American bookstore chains, independent booksellers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover also sells its books directly to customers through its specialty catalogs and over the Internet at www.doverpublications.com.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals, which it sells through book retailers and wholesalers around the world and directly to consumers over the Internet at www.REA.com.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

Continuing Operations

				Percent Change
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
Net sales	$227,039	$211,179	$202,002	7.5%	4.5%
Gross profit	75,186	68,570	67,372	9.6%	1.8%
As a percentage of sales	33.1%	32.5%	33.4%
Selling and administrative expenses	41,338	37,292	37,794	10.8%	-1.3%
Interest (income)/expense, net	(388)	(23)	52
Gain on real estate sale	—	250	—
Pretax income	34,236	31,551	29,526	8.5%	6.9%
Income	22,134	20,540	19,272	7.8%	6.6%
Income per diluted share	$1.77	$1.67	$1.58	6.0%	5.7%

On January 6, 2004, the Company purchased substantially all of the assets of REA, a publisher of test preparation and study-guide books and software for high school, college and graduate students, and professionals.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.

The amounts presented above do not include the results of a discontinued operation, Courier Custom Publishing, a provider of customized teaching materials which was sold on December 17, 2002 (see “Discontinued Operation” below).  Courier Custom Publishing comprised all of the activities of the customized education segment in fiscal 2003.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

				Percent Change
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003

Net sales	$193,623	$177,225	$171,858	9.3%	3.1%
Gross profit	57,110	49,385	50,678	15.6%	-2.6%
As a percentage of sales	29.5%	27.9%	29.5%
Selling and administrative expenses	26,998	24,529	26,788	10.1%	-8.4%
Interest income, net	(700)	(330)	(281)	112.1%	17.4%
Pretax income	30,812	25,186	24,171	22.3%	4.2%

Within this segment, the Company focuses on three key publishing markets: education, religious and specialty trade.  Sales to the education market rose 15% in fiscal 2005, with gains achieved at all levels, from elementary and high school through college.  Growth in four-color textbooks to the education market was particularly strong in fiscal 2005, enabled by a new four-color press installed in April 2004.  In the religious market, sales were flat in 2005 compared to 2004, reflecting a decision to discontinue manufacturing certain low-priced work this year.  Sales to the specialty trade market were up 7% in fiscal 2005 as a result of strong demand late in the year.  In 2004, compared to 2003, sales to educational publishers increased approximately 13%.  Sales to educational publishers of elementary and high school textbooks were the primary source of growth, with sales up approximately 30% over 2003.  Sales to the college market, which represents the largest portion of the Company’s education sales, were up 4% in 2004.  Sales to the religious market increased 3%.  Sales to customers in the specialty trade market were down 8% in 2004, in part due to a large drop in the sale of computer game books, particularly during the first half of the fiscal year.  During 2004, the Company expanded its four-color capabilities with the addition of a major new four-color press at its Kendallville, Indiana facility.  The press became operational in April 2004.

Gross profit in this segment increased by 16% in 2005.  Gross profit also increased as a percentage of sales to 29.5% in 2005 from 27.9% last year.  Growing volume, especially in four-color textbooks, and continued productivity gains, more than offset the effects of increased energy and medical costs.  For fiscal 2004, gross profit as a percent of sales in the Company’s book manufacturing segment decreased to 27.9% from 29.5% in 2003.  Productivity gains were offset by a combination of selectively lowered prices and start-up costs related to the new four-color press.

Selling and administrative expenses for the segment were $27.0 million for 2005, 10% higher than the prior year, and as a percentage of sales increased slightly to 13.9% in 2005 from 13.8% last year.  The increase reflects higher compensation costs of approximately $1.5 million associated with increased sales and profitability, as well as audit, legal and other expenses related to compliance with the provisions of Sarbanes-Oxley.  In 2004, selling and administrative expenses of $24.5 million were down by 8% from 2003, and as a percentage of sales, decreased to 13.8% compared to 15.6% in the prior year.  The reductions were due primarily to a decrease in bad debt expense of approximately $600,000 as well as reductions in incentive compensation of approximately $1.6 million.

Intercompany interest income allocated to the book manufacturing segment was approximately $700,000 in fiscal 2005 compared to $330,000 in 2004 and $281,000 in 2003.  The increases in both 2005 and 2004 compared to the corresponding prior years reflect cash generated within the segment.  Fiscal 2005 interest income also benefited from higher interest rates.

Pretax income in the Company’s book manufacturing segment in 2005 increased 22% to $30.8 million, or, on an after-tax basis, $1.60 per diluted share, compared to $25.2 million, or $1.34 per diluted share, in 2004.  Fiscal 2004 pretax income in this segment was $25.2 million, up 4% compared to 2003, and net income per diluted share was $1.34, an increase of 3% over the prior year.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

				Percent Change
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003

Net sales	$40,254	$40,787	$36,391	-1.3%	12.1%
Gross profit	18,487	19,545	17,194	-5.4%	13.7%
As a percentage of sales	45.9%	47.9%	47.2%
Selling and administrative expenses	14,339	12,763	11,006	12.3%	16.0%
Interest expense, net	312	307	333	1.6%	-7.8%
Pretax income	3,836	6,475	5,855	-40.8%	10.6%

The Company’s specialty publishing segment is comprised of Dover, as well as REA since its acquisition on January 6, 2004.  The segment reported fiscal 2005 sales of $40.3 million, down 1% from $40.8 million in fiscal 2004.  REA sales totaled $5.6 million in fiscal 2005 compared to $3.9 million in 2004.  The increase was due, in part, to $1.1 million of REA sales in this year’s first quarter.  Excluding the first quarter sales, REA sales increased by 15% compared to the same period last year.  Dover sales were down 6% in 2005 to $34.7 million.  The decline at Dover reflected soft sales to trade retailers as well as fourth-quarter shipment delays and a resulting increase in order backlogs of approximately $600,000 in conjunction with a major warehouse relocation project and the implementation of an enterprise-wide information system.  Both of these projects are scheduled for completion in early fiscal 2006 at which time the backlog of unshipped orders is expected to return to normal levels.  Despite these difficulties, Dover’s direct-to-consumer sales for 2005 were up 12% over the prior year.  Sales for this segment in fiscal 2004 were $40.8 million, an increase of $4.4 million or 12% over fiscal 2003 sales.  REA contributed $3.9 million of sales in 2004.  Dover’s sales in 2004 were up 1% over the prior year to $36.9 million.  Direct-to-consumer sales increased by 5% in 2004, while international sales rose 9% over the previous year.  Sales in 2004 to U.S. retailers, which account for approximately 70% of Dover’s sales and include the major bookstore chains, were comparable to last year.

Gross profit in this segment was $18.5 million in 2005 compared to $19.5 million last year.  Within this segment, Dover’s gross profit as a percentage of sales decreased to 46.2% from 49.4% last year, reflecting the reduction in sales.  In addition, Dover incurred costs of approximately $500,000 in 2005 in connection with relocating a significant portion of Dover’s leased offsite warehousing space to available warehouse space owned by the Company.  This project will be completed in early fiscal 2006 and we expect to generate annual savings in rent and real estate taxes of approximately $800,000 beginning in fiscal 2006 with offsetting cost increases of approximately $200,000, primarily for depreciation expense.  REA’s gross profit percentage for fiscal 2005 was 44.2% versus 34.4% last year.  This improvement is due, in large part, to the expense related to a required purchase accounting write up of inventory to fair market value when REA was acquired.  The original inventory write up was approximately $1 million and is being expensed as the acquired inventory is sold.  Approximately $250,000 of the inventory write up was expensed in 2005 compared to $600,000 in 2004.  Gross profit as a percentage of sales in the segment was 47.9% in 2004 compared to 47.2% in 2003.  Dover’s gross profit as a percentage of sales continued to improve in 2004 to 49.4% from 47.2% in 2003.  REA’s gross profit percentage was 34.4%, which included approximately $600,000 of expense related to a required write up of inventory to fair market value when REA was acquired.

Selling and administrative expenses in the specialty publishing segment were $14.3 million in 2005, an increase of 12% over last year, primarily as a result of the addition of REA to the segment in January 2004 and increases in sales and marketing activities at Dover.  In addition, a project is underway to replace information systems at Dover and REA with a new fully integrated system.  The systems implementation began in July 2005 at Dover and added approximately $200,000 of expenses in 2005.  In 2004, selling and administrative expenses in this segment were $12.8 million, an increase of $1.8 million or 16% over 2003.  The acquisition of REA and increases in sales and marketing at Dover accounted for the increase.

Intercompany interest expense is allocated to the specialty publishing segment based on the acquisition cost of Dover and REA, reduced by cash generated by each business since acquisition.  Such intercompany interest expense in 2005 was $312,000 compared to $307,000 in 2004 and $333,000 in 2003.  Intercompany interest expense for each of the past three years was relatively comparable as cash generated by Dover was offset by the investment to acquire REA.

Pretax income in the specialty publishing segment in fiscal 2005 was $3.8 million, or, on an after-tax basis, $.19 per diluted share, compared to $6.5 million, or $.33 per diluted share in the prior year. In 2004, pretax income in this segment was $6.5 million, or $.33 per diluted share, compared to $5.9 million, or $.31 per diluted share in the previous year.  REA contributed approximately $170,000 to pretax income, or $.01 per diluted share, in 2004.

Total Consolidated Company

Interest income, net of interest expense, was $388,000 in 2005 and $23,000 in 2004 compared to net interest expense of $52,000 in 2003.  During the past three years, there were no borrowings under the Company’s revolving credit facility; however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in 2005 averaged approximately $26.5 million at an average annual interest rate of 2.5%.  The Company’s average cash investments were approximately $17.7 million for 2004, earning a 1.3% average annual interest rate, and approximately $17.5 million for 2003, earning at an average annual interest rate of 1.2%.  These investments generated interest income of approximately $666,000 in 2005, $230,000 in 2004 and $200,000 in 2003. Capitalized interest, related to the new four-color press, was $74,000 in 2004.  No interest was capitalized in 2005 or 2003.

Other income in 2004 is comprised of a pretax gain of approximately $250,000 resulting from the sale of an unused portion of the Company’s multi-building manufacturing complex in Westford, Massachusetts.

The Company’s effective tax rate for 2005 was 35.3% compared to 34.9% for 2004, reflecting a reduced federal tax benefit from export related income associated with the American Jobs Creation Act of 2004.  The effective tax rate for 2004 was 34.9% compared to 34.7% in 2003 as a result of a slightly higher effective state tax rate.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 158,000 shares in 2005 and 153,000 shares in 2004.  These increases were primarily due to options exercised and shares issued under the Company’s stock plans and the impact of potentially dilutive shares.  On March 10, 2005 and November 6, 2003, the Company announced three-for-two stock splits effected in the form of 50% stock dividends, which were distributed to stockholders on May 27, 2005 and December 5, 2003, respectively.  Weighted average shares outstanding and net income per share amounts have been restated to give effect to these stock splits.

Discontinued Operation

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the activities of the customized education segment in 2003.  The customized education segment provided customized coursepacks and textbooks.  Fiscal 2003 results for this operation was a loss, net of tax, of $65,000.  Proceeds from the sale of Courier Custom Publishing were $1.5 million resulting in an after-tax gain of approximately $0.9 million, or $.08 per diluted share. Courier Custom Publishing was accounted for as a discontinued operation in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $35.0 million of cash in 2005 compared to $28.3 million in 2004.  Income from continuing operations for 2005 was $22.1 million.  Depreciation was $9.1 million and amortization of prepublication costs was $2.6 million.  Working capital changes provided approximately $0.5 million of cash.

Investment activities used $22.6 million of cash.  Capital expenditures were approximately $19.7 million, including approximately $11 million for deposits on a four-color press and related equipment installed early in fiscal 2006.  Capital also included investments of approximately $3.5 million in the specialty publishing segment for an integrated software solution, as well as a program to relocate and improve warehousing operations.  For fiscal 2006, capital expenditures are expected to increase to approximately $30 million.  This amount includes payments on another four-color press, identical to the presses installed in April 2004 and December 2005.  This latest four-color press is expected to be installed in early fiscal 2007.  The fiscal 2006 capital projections also include bindery and warehousing expansion to support the additional four-color press capacity.  Prepublication costs in 2005 were approximately $2.9 million, reflecting increased investments in new title offerings at Dover and REA.  These costs are expected to increase modestly in 2006 as publishing activity continues to grow.  On October 17, 2005, the Company announced the acquisition of Moore-Langen Printing Company, Inc. (“Moore Langen”) for approximately $15 million in a cash transaction.  Moore Langen is an Indiana based company specializing in printing textbook covers.

Financing activities used approximately $2.4 million of cash in 2005.  Cash dividends were $4.1 million while proceeds from stock plans were $1.8 million, primarily from the exercise of stock options.  On March 10, 2005, the Company announced a three-for-two stock split, and a 50% increase in its quarterly dividend.  At September 24, 2005, the Company had $34 million in cash and no borrowings under its long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is available to the Company for both its long-term and short-term financing needs.  On April 29, 2005, the Company extended the maturity date of this facility to March 2008 and amended certain provisions, including increasing the level of capital expenditures and reducing the amount of the facility to $45 million from $60 million to reduce the cost of the commitment fee.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2006, including the recent acquisition of Moore Langen.

The following table summarizes the Company’s contractual obligations and commitments at September 24, 2005 to make future payments as well as its existing commercial commitments.

		(000’s omitted) Payments due by period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual Payments:
Long-Term Debt	$510	$85	$179	$189	$57
Operating Leases	11,535	2,836	4,411	2,290	1,998
Purchase Obligations	2,294	2,294	—	—	—
Other Long-Term Liabilities	3,020	—	1,068	350	1,602
Total	$17,359	$5,215	$5,658	$2,829	$3,657

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period.  SFAS 123R allows for several alternative transition methods. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123R for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  Accordingly the Company will implement this new standard in the first quarter of its fiscal year 2006 and will restate all prior periods on a retrospective basis.  The Company believes that the pro forma disclosures in Note A under Stock-Based Compensation appropriately reflect the anticipated impact this standard would have had on reported net income if adopted in the periods presented and will provide the basis for the retrospective restatement of such periods.

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

RISKS

Our businesses operate in markets that are highly competitive, and the Company faces competition on the basis of price, product quality, speed of delivery, customer service, availability of appropriate printing capacity, related services and technology support.  Some of our competitors have greater sales, assets and financial resources than our company and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies. These competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share. The Company derived approximately 47% of its 2005 revenues, 44% of its 2004 revenues, and 45% of its 2003 revenues from two major customers.  A significant reduction in order volumes or price levels from either of them would have a material adverse effect on the Company.

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

Goodwill   The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 24, 2005 resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
	BALANCE AT	CHARGED TO			BALANCE
	BEGINNING	COSTS AND		OTHER	AT END
	OF PERIOD	EXPENSES	DEDUCTIONS	CHANGES(1)	OF PERIOD

Fiscal year ended September 24, 2005
Allowance for uncollectible accounts	$1,630,000	$200,000	$691,000		$1,139,000

Fiscal year ended September 25, 2004
Allowance for uncollectible accounts	$1,741,000	$75,000	$236,000	$50,000	$1,630,000

Fiscal year ended September 27, 2003
Allowance for uncollectible accounts	$2,292,000	$723,000	$1,274,000		$1,741,000

(1)  Other changes reflects amount related to a business acquisition.

S-1