Form 10-Q
period 2005-12-24
COURIER CORP
filed 2006-02-02
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2006
Common Stock, $1 par value	12,331,268 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 24, 2005	December 25, 2004

Net sales	$57,684	$51,269
Cost of sales	39,153	34,462

Gross profit	18,531	16,807

Selling and administrative expenses	11,680	10,773
Interest income, net	(148)	(27)

Pretax income	6,999	6,061

Provision for income taxes (Note C)	2,512	2,259

Net income	$4,487	$3,802

Net income per share (Note D):

Basic	$0.37	$0.32

Diluted	$0.36	$0.31

Cash dividends declared per share	$0.12	$0.067

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

ASSETS	December 24, 2005	September 24, 2005

Current assets:
Cash and cash equivalents	$20,092	$34,038
Accounts receivable, less allowance for uncollectible accounts of $1,260 at December 24, 2005 and $1,139 at September 24, 2005	33,231	34,207
Inventories (Note B)	25,268	25,451
Deferred income taxes	2,972	2,945
Other current assets	760	962

Total current assets	82,323	97,603

Property, plant and equipment, less accumulated depreciation: $120,931 at December 24, 2005 and $118,285 at September 24, 2005	71,176	59,115

Goodwill (Note A)	38,706	33,255

Prepublication costs (Note A)	5,454	5,399

Other assets	1,704	1,593

Total assets	$199,363	$196,965

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 24, 2005	September 24, 2005

Current liabilities:
Current maturities of long-term debt	$85	$85
Accounts payable	8,664	10,534
Accrued payroll	5,444	7,799
Accrued taxes	6,685	5,770
Other current liabilities	8,469	6,474

Total current liabilities	29,347	30,662

Long-term debt	404	425
Deferred income taxes (Note F)	6,531	6,398
Other liabilities	3,150	3,020

Total liabilities	39,432	40,505

Stockholders’ equity (Notes A and F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,321,000 at December 24, 2005 and 12,313,000 at September 24, 2005	12,321	12,313
Additional paid-in capital	5,765	5,311
Retained earnings	141,845	138,836

Total stockholders’ equity	159,931	156,460

Total liabilities and stockholders’ equity	$199,363	$196,965

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 24, 2005	December 25, 2004

Operating Activities:
Net income	$4,487	$3,802
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	3,370	2,966
Stock based compensation	336	467
Deferred income taxes	159	(32)
Changes in assets and liabilities:
Accounts receivable	2,537	5,393
Inventory	526	(821)
Accounts payable	(2,032)	(3,451)
Accrued taxes	915	(1,172)
Other elements of working capital	(639)	(1,323)
Other, net	82	37

Cash provided from operating activities	9,741	5,866

Investment Activities:
Capital expenditures	(7,408)	(6,224)
Business acquisition, net of cash acquired	(14,163)	—
Prepublication costs	(777)	(680)

Cash used for investment activities	(22,348)	(6,904)

Financing Activities:
Long-term debt repayments	(21)	(20)
Cash dividends	(1,479)	(804)
Proceeds from stock plans	161	566
Tax benefits from stock-based compensation	—	217

Cash used for financing activities	(1,339)	(41)

Decrease in cash and cash equivalents	(13,946)	(1,079)

Cash and cash equivalents at the beginning of the period	34,038	23,965

Cash and cash equivalents at the end of the period	$20,092	$22,886

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of December 24, 2005, the statements of income for the three-month periods ended December 24, 2005 and December 25, 2004, and the statements of cash flows for the three-month periods ended December 24, 2005 and December 25, 2004 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2005 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classification and to reflect adoption of SFAS 123R, as discussed below.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 24, 2005 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Form 10-K and Annual Report for the year ended September 24, 2005.

Prepublication Costs

Prepublication costs, associated with the specialty publishing segment, are amortized using the straight-line method over an estimated useful life of four years for Dover Publications, Inc. (“Dover”) and three years for Research & Education Association, Inc. (“REA”).

Goodwill

The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or circumstances in the period presented.  In the first quarter of fiscal 2006, goodwill increased by approximately $5.5 million for the acquisition of Moore-Langen Printing Company, Inc. (Note G).

Stock Split

On May 27, 2005, the Company distributed a three-for-two stock split, effected in the form of a 50% stock dividend.  Previously authorized but unissued shares were used to effect the dividend.  Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock split have been restated to give effect to the stock splits.

Change in Accounting Principle

As more fully discussed in Note F below, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”).  The effective date of this new standard is the beginning of the first fiscal year beginning after June 15, 2005 and, accordingly, the Company implemented this new standard on a retrospective basis in its first quarter of fiscal year 2006.  Under this new standard, companies are required to account for stock-based compensation transactions using a fair-value method and to recognize the expense over the service period.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 42% and 41% of the Company’s inventories at December 24, 2005 and September 24, 2005, respectively.  Other inventories, primarily at Dover and REA, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 24, 2005	September 24, 2005
Raw materials	$2,963	$2,319
Work in process	6,655	6,276
Finished goods	15,650	16,856
Total	$25,268	$25,451

C.                                    INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 24, 2005		December 25, 2004
Federal taxes at statutory rates	$2,450	35.0%	$2,121	35.0%
State taxes, net of federal benefit	207	3.0	187	3.1
Federal manufacturers’ deduction	(73)	(1.1)	—	—
Tax benefit of export related income	(112)	(1.6)	(139)	(2.3)
Stock-based compensation (Note F)	37	0.5	77	1.3
Other	3	0.1	13	0.2
Total	$2,512	35.9%	$2,259	37.3%

D.                                    NET INCOME PER SHARE

Following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans. These shares have been adjusted to reflect the three-for-two stock split effected in the form of a dividend distributed on May 27, 2005 (Note A) and the implementation of SFAS 123R (Note A).

	(000’s Omitted)
	Three Months Ended
	December 24, 2005	December 25, 2004

Average shares outstanding for basic	12,289	12,029
Effect of potentially dilutive shares	262	389
Average shares outstanding for diluted	12,551	12,418

E.                                      BUSINESS SEGMENTS

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover and REA.

In evaluating segment performance, management primarily focuses on income or loss before taxes, stock-based compensation and other income.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.

The following table provides segment information for the three-month periods ended December 24, 2005 and December 25, 2004.

	(000’s Omitted)
	Three Months Ended
	December 24, 2005	December 25, 2004

Net sales:
Book manufacturing	$48,234	$42,923
Specialty publishing	10,921	10,270
Elimination of intersegment sales	(1,471)	(1,924)
Total	$57,684	$51,269

Income before taxes:
Book manufacturing	$6,163	$5,628
Specialty publishing	1,085	1,072
Stock-based compensation	(336)	(467)
Elimination of intersegment profit	87	(172)
Total	$6,999	$6,061

F.                                      STOCK-BASED COMPENSATION

In the first quarter of fiscal 2006, the Company adopted the provisions of SFAS 123R.  All prior periods presented have been restated on a retrospective basis consistent with the pro forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for the vesting of stock grants as well as shares issued to directors in lieu of cash for annual retainer fees.  Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options or for shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).  Beginning with its 2006 fiscal year, with the adoption of SFAS 123R, the Company recorded stock-based compensation expense for the cost of stock options, stock grants, and shares issued under the ESPP. The fair value of each option awarded was calculated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarter of fiscal 2006 and 2005 was $336,000 and $467,000, respectively.  The related tax benefit recognized in the first quarter of fiscal 2006 and 2005 was $80,000 and $83,000, respectively. Unrecognized stock-based compensation cost at December 24, 2005 was $1.1 million to be recognized over a weighted-average period of 2.0 years.  No stock-based awards were issued by the Company in the first quarter of fiscal 2006.

The following tables provide information on the impact on the accompanying income statements of adopting SFAS 123R on a retrospective basis.

	(000’s Omitted)
	Three Months Ended
	December 24, 2005			December 25, 2004
	Stock-Based Compensation	Tax Benefit	After-Tax Cost	Stock-Based Compensation	Tax Benefit	After-Tax Cost
Stock grants	$97	$34	$63	$84	$29	$55
Incremental SFAS 123R costs	239	46	193	383	54	329
Total stock-based compensation	$336	$80	$256	$467	$83	$384

	(000’s Omitted)
	Three Months Ended
	December 24, 2005	December 25, 2004
Reported net income	$4,487	$3,802
Add: Total Stock-Based Compensation	256	384
Less: Stock grants	(63)	(55)
Pro forma net income	$4,680	$4,131

Net income per diluted share:
As reported	$0.36	$0.31
Pro forma	$0.37	$0.33

The cumulative effect of the adoption of SFAS 123R on the Company’s consolidated balance sheet at September 24, 2005 resulted in an increase in additional paid-in capital of $3,858,000, a reduction in retained earnings of $3,909,000, elimination of unearned compensation of $577,000, and a reduction in deferred income tax liabilities of $526,000.

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees.  Prior to 2004, stock-based awards to key employees consisted primarily of stock options.  Beginning in 2004, the Company reduced the number of stock options granted and added restricted stock awards. Stock options awarded in 2004 vested in one year.  Stock options awarded in 2005 vest over three years.  Stock grants generally vest over 3 years.  At September 24, 2005 and December 24, 2005, non-vested stock grants outstanding were 26,078 shares with a weighted-average grant-date fair value of $26.65.

The following table provides activity under this plan in the first quarter of fiscal 2006.

	Stock Incentive Plan
		Weighted Average		Aggregate Intrinsic Value
	Option Shares	Exercise Price	Remaining Term (yrs)
Outstanding at September 24, 2005	426,037	$18.66
Issued	—	—
Exercised	(8,613)	18.67		$152,000
Cancelled	—	—
Outstanding at December 24, 2005	417,424	$18.66	3.8	$7,387,000

Exercisable at December 24, 2005	263,087	$15.38	3.3	$5,521,000

Directors’ Option Plan: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years.  The 2005 Plan replaced the previous non-employee directors’ plan which had been adopted in 1989 (the “1989 Plan”).  The 1989 Plan allowed directors to make an election to apply their annual retainer fee toward the granting of stock options at a price per share that was $5 below the fair market value at the time of the option award.  In the first quarter of fiscal 2005, 9,000 options were granted under the 1989 Plan. No further options will be granted under the 1989 Plan.  At September 24, 2005 and December 24, 2005, 174,176 options were outstanding and exercisable under the directors’ option plans.  These options had a weighted-average exercise price of $19.64 per share and a weighted-average remaining life of 2.5 years at December 24, 2005. The aggregate intrinsic value of the 174,176 options outstanding at December 24, 2005 was $2,912,000.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period. Prior to 2005, the purchase price was determined based upon 85% of fair market value at the beginning or end of the grant period.

G.                                    BUSINESS ACQUISITION

On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in book covers, in a $15 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.  The initial allocation of the purchase price to assets acquired included, in the accompanying financial statements, approximately $5.5 million to goodwill.  This allocation will be finalized later in this fiscal year.

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

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 24, 2005	December 25, 2004	% Change

Net sales	$57,684	$51,269	12.5%
Gross profit	18,531	16,807	10.3%
As a percentage of sales	32.1%	32.8%
Selling and administrative expenses	11,680	10,773	8.4%
Interest income, net	(148)	(27)
Pretax income	6,999	6,061	15.5%
Net income	$4,487	$3,802	18.0%

Net income per diluted share	$0.36	$0.31	16.1%

Revenues in the first quarter of fiscal 2006 increased in both of the Company’s operating segments compared to the same period last year.  Book manufacturing revenues were up 12% on higher textbook sales and the Moore Langen acquisition.  Excluding Moore Langen, first-quarter sales in this segment were up 9%.  Sales in the specialty publishing segment were up 6%, reflecting growth in domestic and international trade sales and the completion of technology and distribution upgrades begun in fiscal 2005.

Business Acquisition

On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”) an Indianapolis-based printer specializing in book covers.  The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment from the date of acquisition.

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment” (“SFAS 123R”), an accounting rule requiring the expensing of stock options.  All prior periods presented have been restated on a retrospective basis consistent with the pro forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for the vesting of stock grants as well as shares issued to directors in lieu of cash for annual retainer fees.  Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options or for shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).  Beginning with its 2006 fiscal year, with the adoption of

SFAS 123R, the Company recorded stock-based compensation expense for the cost of stock options (using the Black-Scholes option-pricing model), stock grants, and shares issued under the ESPP. The incremental impact of adoption of this standard was a reduction of first-quarter net income by approximately $193,000 in fiscal 2006 and $329,000 in fiscal 2005. Total stock-based compensation recognized in the accompanying financial statements in the first quarter of fiscal 2006 and 2005 was $336,000 and $467,000, respectively. The related tax benefit recognized in the first quarter of fiscal 2006 and 2005 was $80,000 and $83,000, respectively.

The following table provides information on the impact on the accompanying income statements of adopting SFAS 123R on a retrospective basis.

	(000’s Omitted)
	Three Months Ended
	December 24, 2005	December 25, 2004
Reported net income	$4,487	$3,802
Add: Total Stock-Based Compensation	256	384
Less: Stock grants	(63)	(55)
Pro forma net income	$4,680	$4,131

Net income per diluted share:
As reported	$0.36	$0.31
Pro forma	$0.37	$0.33

Unrecognized compensation cost at December 24, 2005 was $1.1 million to be recognized over a weighted-average period of 2.0 years.  The cumulative effect of adoption of SFAS 123R on the Company’s consolidated balance sheet at September 24, 2005 resulted in an increase in additional paid-in capital of $3,858,000, a reduction in retained earnings of $3,909,000, elimination of unearned compensation of $577,000, and a reduction in deferred income tax liabilities of $526,000.

The Company annually issues a combination of stock options and stock grants to its key employees under its stock plans.  Prior to 2004, stock-based awards to key employees consisted primarily of stock options.  Beginning in 2004, the Company reduced the number of stock options granted and added restricted stock awards. Stock options awarded in 2004 vested in one year.  Stock options awarded in 2005 vest over three years.  Stock grants generally vest over 3 years.  Under the Company’s ESPP, eligible employees may purchase shares of stock for not less than 85% of fair market value at the end of the grant period.  Prior to 2005, the purchase price was determined based upon 85% of fair market value at the beginning or end of the grant period. In January 2005, stockholders approved a new stock equity plan for non-employee directors (the “2005 Plan”).  The option price per share is the fair market value at the time the option is granted.  The 2005 Plan replaced a plan that had allowed directors to make an election to apply their annual retainer fee toward the granting of stock options at a price per share that was $5 below the fair market value at the time of the option award.  No awards were issued under any of these plans in the first quarter of 2006; 9,000 shares were issued in the first quarter of fiscal 2005 to non-employee directors under the previous Directors Option Plan.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 24, 2005	December 25, 2004	% Change

Net sales	$48,234	$42,923	12.4%
Gross profit	13,564	11,947	13.5%
As a percentage of sales	28.1%	27.8%
Selling and administrative expenses	7,600	6,435	18.1%
Interest income	(199)	(116)
Pretax income	$6,163	$5,628	9.5%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market rose 20% in the first quarter of fiscal 2006 compared to last year, with the greatest growth in four-color elementary and high school textbooks.  With a significant portion of Moore Langen’s business being educational material, the acquisition contributed 6% of the first quarter growth in this market.  Sales to the religious market were down 3% from last year’s first quarter, reflecting a decision last year to discontinue manufacturing certain low-priced religious trade work.  Sales to the specialty trade market were up 12% for the first quarter, with a few large one-time orders contributing most of the increase.

Gross profit in this segment increased by 14% to $13.6 million for the quarter, and as a percentage of sales increased to 28.1% from 27.8% in last year’s first quarter.  Margins improved despite a significant increase in utility costs (up approximately $450,000 from last year), as well as higher medical costs and a major press startup completed during this year’s first quarter.  The margin increase reflects the strong growth in sales volume and a continuing improvement in the overall mix of sales.

Selling and administrative expenses for the segment increased 18% in the first quarter to $7.6 million and, as a percentage of sales, increased to 15.8% from 15.0% last year.  The increase was the result of the acquisition of Moore Langen, costs associated with the increased sales volume, such as selling and customer service, and compensation costs tied directly to improved profitability.

Intercompany interest income allocated to the book manufacturing segment in the first quarter increased to $199,000 compared to $116,000 last year, reflecting the benefit of both the cash generated by this segment and higher interest rates.

First quarter pretax income in this segment was $6.2 million, or $.32 per diluted share, up 10% from $5.6 million, or $.29 per diluted share in the corresponding quarter last year.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 24, 2005	December 25, 2004	% Change

Net sales	$10,921	$10,270	6.3%
Gross profit	4,880	5,031	-3.0%
As a percentage of sales	44.7%	49.0%
Selling and administrative expenses	3,744	3,870	-3.3%
Interest expense	51	89
Pretax income	$1,085	$1,072	1.2%

The Company’s specialty publishing segment reported first quarter sales of $10.9 million, up 6% from $10.3 million in last year’s first quarter.  The increase was primarily from domestic and international trade retailers.  During the first quarter, Dover completed two major projects begun in fiscal 2005; specifically, a warehouse consolidation and the implementation of SAP, an enterprise-wide information system, resulting in significant improvements to both infrastructure and service levels.  Consequently, previous delays in filling orders during last year’s fourth quarter cleared in the first quarter of fiscal 2006, which contributed to the sales increase.

Gross profit as a percentage of sales for the segment decreased in the quarter to 44.7% from 49.0% in the corresponding period last year.  Additional labor and freight costs of approximately $200,000 related to the warehouse consolidation and systems implementation were a major contributor to the decline.  With the completion of these projects, gross profit percentages are expected to return to prior year levels, starting in the second quarter of fiscal 2006.

Selling and administrative expenses in this segment were $3.7 million in the first quarter, a decrease of 3% over the corresponding prior year period, primarily from reductions in administrative costs.

Intercompany interest expense is allocated to the specialty publishing segment based on the acquisition costs of Dover and REA, reduced by cash generated by each business since acquisition.  Such interest expense for the first quarter of fiscal 2006 was $51,000 compared to $89,000 last year.  The reduction reflects cash generated by the publishing operations over the past year.

Pretax income in the specialty publishing segment for the first quarter was $1.1 million, or, on an after-tax basis, $.06 per diluted share, comparable to last year’s first quarter.

Total Consolidated Company

Interest income, net of interest expense, was $148,000 in the first quarter of fiscal 2006, compared to $27,000 in the same period of fiscal 2005.  There were no borrowings under the Company’s revolving credit facility in the first three months of either year; however, interest expense includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in the first quarter of fiscal 2006 averaged approximately $23 million invested at an average annual interest rate of 3.6% generating interest income of approximately $0.2 million.  For the same period last year, the Company’s average cash investments were $25 million invested at an average interest rate of 1.7% generating interest income of approximately $0.1 million.

The Company’s effective tax rate for the first quarter of fiscal 2006 was 35.9% compared to 37.3% for the same period last year.  The decline in the effective tax rate is in large part due to the impact of the retrospective adoption of SFAS 123R in the first quarter of fiscal 2006.  Although non-deductible stock compensation costs increased the effective tax rate by 0.5% in the first quarter of fiscal 2006, the impact was considerably higher at 1.3% in the first quarter of fiscal 2005.  In addition, this year’s effective rate reflects a federal tax benefit for manufacturers associated with the American Jobs Creation Act of 2004.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 133,000 shares over last year’s first quarter.  The increase was largely due to options exercised and shares issued under the Company’s stock plans.  On March 10, 2005, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, which was distributed on May 27, 2005 to stockholders of record on May 6, 2005.  Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

Liquidity and Capital Resources:

During the first three months of fiscal 2006, operations provided approximately $9.7 million of cash.  Net income was $4.5 million and depreciation and amortization were $3.4 million.  Working capital provided approximately $1.3 million of cash, primarily from a reduction in accounts receivable.

Investment activities in the first quarter of fiscal 2006 used approximately $22.3 million of cash, including $14.2 million, net of cash acquired, for the acquisition of Moore Langen.  Capital expenditures were approximately $7.4 million, primarily for the four-color press that was installed in December 2005 and deposits on another four-color press to be installed in early fiscal 2007.  This press is identical to the presses installed in April 2004 and December 2005.  For the entire fiscal year, capital expenditures are expected to be approximately $30 million.  This amount includes payments for the new four-color presses as well as bindery and warehousing expansion to support the additional four-color press capacity.  Prepublication costs were $0.8 million and for the full fiscal year are projected to be approximately $3 million.

Financing activities for the first three months of fiscal 2006 used approximately $1.3 million of cash.  Cash dividends were $1.5 million while proceeds from stock plans were $0.2 million, primarily from the exercise of stock options.  At December 24, 2005, the Company had $20 million in cash and no borrowings under its $45 million long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2006.

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

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report for the year ended September 24, 2005 on Form 10-K include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders, changes in raw material and energy costs and availability, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, changes in operating expenses, changes in technology, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in tax regulations, and general changes in economic conditions, including currency fluctuations and changes in interest rates.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 24, 2005.

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

COURIER CORPORATION

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

	Exhibit No.	Description

	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32.1	Certification of Chief Executive Officer
	32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

Filed October 18, 2005, reporting under Item 8.01 a press release issued on October 17, 2005 announcing the acquisition of Moore-Langen Printing Company, Inc.

Filed November 4, 2005, reporting under Item 2.02 a press release dated November 3, 2005 reporting financial results for the quarter and year ended September 24, 2005.

Filed November 14, 2005, reporting under Item 8.01 a press release announcing an agreement to purchase a third four-color press.

Filed December 7, 2005, reporting under Item 1.01 amendments to the Courier Corporation Deferred Compensation Program, the Courier Corporation Executive Compensation Program, and the Courier Corporation Senior Executive Severance Program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION
(Registrant)

February 1, 2006	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

February 1, 2006	By:	s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and Chief Financial Officer

February 1, 2006	By:	s/Peter M. Folger
Date		Peter M. Folger
Vice President and Chief Accounting Officer