Form 10-Q
period 2006-03-25
COURIER CORP
filed 2006-04-27
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-7597

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

Class	Outstanding at April 25, 2006
Common Stock, $1 par value	12,357,803 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 25,	March 26,	March 25,	March 26,
	2006	2005	2006	2005

Net sales	$57,527	$53,495	$115,211	$104,764
Cost of sales	39,652	37,141	78,805	71,710

Gross profit	17,875	16,354	36,406	33,054

Selling and administrative expenses	11,123	10,299	22,803	20,965
Interest income, net	(100)	(42)	(248)	(69)

Pretax income	6,852	6,097	13,851	12,158

Provision for income taxes (Note C)	2,459	2,272	4,971	4,531

Net income	$4,393	$3,825	$8,880	$7,627

Net income per share (Note D):

Basic	$0.36	$0.32	$0.72	$0.63

Diluted	$0.35	$0.31	$0.71	$0.61

Cash dividends declared per share (Note A)	$0.12	$0.167	$0.24	$0.233

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 25,	September 24,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,302	$34,038
Accounts receivable, less allowance for uncollectible accounts of $1,328 at March 25, 2006 and $1,139 at September 24, 2005	34,539	34,207
Inventories (Note B)	29,318	25,451
Deferred income taxes	3,063	2,945
Other current assets	512	962

Total current assets	81,734	97,603

Property, plant and equipment, less accumulated depreciation: $123,937 at March 25, 2006 and $118,285 at September 24, 2005	72,556	59,115

Goodwill (Note A)	38,706	33,255

Prepublication costs (Note A)	5,556	5,399

Other assets	1,716	1,593

Total assets	$200,268	$196,965

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 25,	September 24,
	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$85	$85
Accounts payable	9,618	10,534
Accrued payroll	6,553	7,799
Accrued taxes	3,842	5,770
Other current liabilities	6,092	6,474

Total current liabilities	26,190	30,662

Long-term debt	383	425
Deferred income taxes (Note F)	7,211	6,398
Other liabilities	2,796	3,020

Total liabilities	36,580	40,505

Stockholders’ equity (Notes A and F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,348,000 at March 25, 2006 and 12,313,000 at September 24, 2005	12,348	12,313
Additional paid-in capital	6,582	5,311
Retained earnings	144,758	138,836

Total stockholders’ equity	163,688	156,460

Total liabilities and stockholders’ equity	$200,268	$196,965

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 25,	March 26,
	2006	2005

Operating Activities:
Net income	$8,880	$7,627
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	7,101	5,935
Stock based compensation	696	939
Deferred income taxes	748	(112)
Changes in assets and liabilities:
Accounts receivable	1,229	4,737
Inventory	(3,524)	(1,334)
Accounts payable	(1,078)	(2,522)
Accrued taxes	(1,928)	(2,501)
Other elements of working capital	(1,660)	(2,425)
Other, net	(339)	(174)

Cash provided from operating activities	10,125	10,170

Investment Activities:
Capital expenditures	(11,793)	(7,933)
Business acquisition, net of cash acquired	(14,163)	—
Prepublication costs	(1,600)	(1,442)

Cash used for investment activities	(27,556)	(9,375)

Financing Activities:
Long-term debt repayments	(42)	(41)
Cash dividends	(2,958)	(1,610)
Proceeds from stock plans	695	1,065
Excess tax benefits from stock-based compensation	—	341

Cash used for financing activities	(2,305)	(245)

(Decrease) Increase in cash and cash equivalents	(19,736)	550

Cash and cash equivalents at the beginning of the period	34,038	23,965

Cash and cash equivalents at the end of the period	$14,302	$24,515

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of March 25, 2006, the statements of income for the three-month and six-month periods ended March 25, 2006 and March 26, 2005, and the statements of cash flows for the six-month periods ended March 25, 2006 and March 26, 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2005 have been reclassified in the accompanying financial statements in order to reflect the adoption of SFAS 123R, as discussed below.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“generally accepted accounting principles”) have been condensed or omitted. The balance sheet data as of September 24, 2005 was derived from audited year-end financial statements, as adjusted for the adoption of SFAS 123R, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Form 10-K and Annual Report for the year ended September 24, 2005.

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

Stock Split and Dividend Increase

On March 10, 2005, the Company announced a three-for-two stock split, effected in the form of a 50% stock dividend, which was distributed on May 27, 2005. Simultaneously, the quarterly cash dividend was increased to $.10 per post-split share of common stock, 50% higher than the $.067 per post-split share declared in January 2005. It was the second dividend declared in the Company’s second fiscal quarter and, therefore, no dividend was declared in the third quarter of fiscal 2005. Previously authorized but unissued shares were used to effect the dividend. Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock split have been restated to give effect to the stock splits.

Change in Accounting Principle

As more fully discussed in Note F below, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The effective date of this new standard was the beginning of the Company’s 2006 fiscal year. The Company implemented this new standard on a retrospective basis. Under this new standard, companies are required to account for stock-based compensation transactions using a fair-value method and to recognize the expense over the service period.

B.            INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 42% and 41% of the Company’s inventories at March 25, 2006 and September 24, 2005, respectively. Other inventories, primarily at Dover and REA, are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

	(000’s Omitted)
	March 25, 2006	September 24, 2005
Raw materials	$3,272	$2,319
Work in process	8,396	6,276
Finished goods	17,650	16,856
Total	$29,318	$25,451

C.            INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	March 25, 2006		March 26, 2005
Federal taxes at statutory rates	$2,400	35.0%	$2,134	35.0%
State taxes, net of federal benefit	203	3.0	189	3.1
Federal manufacturers’ deduction	(72)	(1.1)	—	—
Tax benefit of export related income	(110)	(1.6)	(145)	(2.4)
Stock-based compensation (Note F)	37	0.5	77	1.3
Other	1	0.1	17	0.3
Total	$2,459	35.9%	$2,272	37.3%

	(000’s Omitted)
	Six Months Ended
	March 25, 2006		March 26, 2005
Federal taxes at statutory rates	$4,849	35.0%	$4,255	35.0%
State taxes, net of federal benefit	411	3.0	376	3.1
Federal manufacturers’ deduction	(145)	(1.1)	—	—
Tax benefit of export related income	(222)	(1.6)	(284)	(2.3)
Stock-based compensation (Note F)	75	0.5	153	1.3
Other	3	0.1	31	0.2
Total	$4,971	35.9%	$4,531	37.3%

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

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005

Average shares outstanding for basic	12,307	12,080	12,298	12,055
Effect of potentially dilutive shares	274	391	270	392
Average shares outstanding for diluted	12,581	12,471	12,568	12,447

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

The following table provides segment information for the quarter and six-month periods ended March 25, 2006 and March 26, 2005.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005

Net sales:
Book manufacturing	$49,431	$45,278	$97,665	$88,201
Specialty publishing	10,262	9,737	21,183	20,007
Elimination of intersegment sales	(2,166)	(1,520)	(3,637)	(3,444)
Total	$57,527	$53,495	$115,211	$104,764

Income before taxes:
Book manufacturing	$6,338	$5,834	$12,501	$11,462
Specialty publishing	1,064	804	2,149	1,876
Stock-based compensation	(360)	(473)	(696)	(940)
Elimination of intersegment profit	(190)	(68)	(103)	(240)
Total	$6,852	$6,097	$13,851	$12,158

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

Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements, and the related tax benefit, were as follows:

	(000’s Omitted)
	Quarter Ended
	March 25, 2006			March 26, 2005
	Stock-Based Compensation	Tax Benefit	After-Tax Cost	Stock-Based Compensation	Tax Benefit	After-Tax Cost
Stock grants	$112	$39	$73	$89	$31	$58
Incremental SFAS 123R costs	248	49	199	384	55	329
Total stock-based compensation	$360	$88	$272	$473	$86	$387

	(000’s Omitted)
	Six Months Ended
	March 25, 2006			March 26, 2005
	Stock-Based Compensation	Tax Benefit	After-Tax Cost	Stock-Based Compensation	Tax Benefit	After-Tax Cost
Stock grants	$209	$73	$136	$173	$60	$113
Incremental SFAS 123R costs	487	95	392	767	109	658
Total stock-based compensation	$696	$168	$528	$940	$169	$771

Unrecognized stock-based compensation cost at March 25, 2006 was $1.2 million to be recognized over a weighted-average period of 1.1 years.

The following table provides information on the impact on the accompanying income statements of adopting SFAS 123R on a retrospective basis.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Reported net income	$4,393	$3,825	$8,880	$7,627
Add: Total Stock-Based Compensation	272	387	528	771
Less: Stock grants	(73)	(58)	(136)	(113)

Pro forma net income	$4,592	$4,154	$9,272	$8,285

Net income per diluted share:
As reported	$0.35	$0.31	$0.71	$0.61
Pro forma	$0.37	$0.33	$0.74	$0.67

The cumulative effect of the adoption of SFAS 123R on the Company’s consolidated balance sheet at September 24, 2005 resulted in an increase in additional paid-in capital of $3,858,000, a reduction in retained earnings of $3,909,000, elimination of unearned compensation of $577,000, and a reduction in deferred income tax liabilities of $526,000.

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares. Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees. The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant. The Company annually issues a combination of stock options and stock grants to its key employees. Prior to 2004, stock-based awards to key employees consisted primarily of stock options. Beginning in 2004, the Company reduced the number of stock options granted and added restricted stock awards. Stock options awarded in 2004 vested in one year. Stock options awarded in 2005 vest over three years. Stock grants generally vest over 3 years. At March 25, 2006 non-vested stock grants outstanding were 26,078 shares with a weighted-average grant-date fair value of $26.65. Stock options outstanding at March 25, 2006 were 400,808 shares with a weighted-average exercise price of $18.91 per share, a weighted-average remaining life of 3.5 years, and an aggregate intrinsic value of $9,293,000. Of these options, 329,225 shares were exercisable at March 25, 2006 with a weighted-average exercise price of $16.76 per share, a weighted-average remaining life of 3.2 years, and an aggregate intrinsic value of $8,341,000. No awards were issued by the Company under this plan in the first six months of fiscal 2006.

Directors’ Option Plan: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares. The option price per share is the fair market value of stock at the time the option is granted. The options are immediately exercisable and have a term of five years. The 2005 Plan replaced the previous non-employee directors’ plan which had been adopted in 1989 (the “1989 Plan”). The 1989 Plan allowed directors to make an election to apply their annual retainer fee toward the granting of stock options at a price per share that was $5 below the fair market value at the time of the option award. In the first quarter of fiscal 2005, 9,000 options were granted under the 1989 Plan. No further options will be granted under the 1989 Plan. During the second quarter of fiscal 2006, non-employee directors, as part of their 2006 compensation plan, were awarded 43,752 options. The key assumptions used to value these options were a risk-free interest rate of 4.3%, an expected volatility of 23%, an expected dividend yield of 1.3%, and an expected term of 5 years, resulting in a fair-value per share of $9.14 for these options. At March 25, 2006, 217,928 options were outstanding and exercisable under the directors’ option plans. These options had a weighted-average exercise price of $22.99 per share, a weighted-average remaining life of 2.7 years and an aggregate intrinsic value of $4,164,000.

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

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 25, 2006	March 26, 2005	% Change	March 25, 2006	March 26, 2005	% Change

Net sales	$57,527	$53,495	7.5%	$115,211	$104,764	10.0%
Gross profit	17,875	16,354	9.3%	36,406	33,054	10.1%
As a percentage of sales	31.1%	30.6%		31.6%	31.6%
Selling and administrative expenses	11,123	10,299	8.0%	22,803	20,965	8.8%
Interest income, net	(100)	(42)		(248)	(69)
Pretax income	6,852	6,097	12.4%	13,851	12,158	13.9%
Net income	$4,393	$3,825	14.8%	$8,880	$7,627	16.4%
Net income per diluted share	$0.35	$0.31	12.9%	$0.71	$0.61	16.4%

Revenues in the second quarter and first half of fiscal 2006 increased in both of the Company’s operating segments compared to the same periods last year. Book manufacturing revenues were up 9% for the second quarter and 11% for the first half of the year compared to the corresponding periods last year, reflecting higher textbook sales and the Moore Langen acquisition discussed below. Sales in the specialty publishing segment were up 5% in the second quarter and 6% year to date compared to the same periods last year, reflecting growth in both of the segment’s businesses.

Business Acquisition

On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”) an Indianapolis-based printer specializing in book covers. The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment from the date of acquisition.

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), an accounting rule requiring the expensing of stock options. All prior periods presented have been restated on a retrospective basis consistent with the pro forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards. Under APB 25, the Company generally only recorded stock-based compensation expense for the vesting of stock grants as well as shares issued to directors in lieu of cash for annual retainer fees. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options or for shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”). Beginning with its 2006 fiscal year, with the adoption of SFAS 123R, the Company recorded stock-based compensation expense for the cost of stock options (using the Black-Scholes option-pricing model), stock grants, and shares issued under the ESPP. The incremental impact of adoption of this standard was a reduction of second-quarter net income by approximately $199,000 and $329,000 in fiscal 2006 and 2005, respectively, and by approximately $392,000 and $658,000 for the first six months of fiscal 2006 and 2005, respectively. The following table provides information on the impact on the accompanying income statements of adopting SFAS 123R on a retrospective basis.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Reported net income	$4,393	$3,825	$8,880	$7,627
Add: Total Stock-Based Compensation	272	387	528	771
Less: Stock grants	(73)	(58)	(136)	(113)

Pro forma net income	$4,592	$4,154	$9,272	$8,285

Net income per diluted share:
As reported	$0.35	$0.31	$0.71	$0.61
Pro forma	$0.37	$0.33	$0.74	$0.67

Unrecognized compensation cost at March 25, 2006 was $1.2 million to be recognized over a weighted-average period of 1.1 years. The cumulative effect of adoption of SFAS 123R on the Company’s consolidated balance sheet at September 24, 2005 resulted in an increase in additional paid-in capital of $3,858,000, a reduction in retained earnings of $3,909,000, elimination of unearned compensation of $577,000, and a reduction in deferred income tax liabilities of $526,000.

The Company annually issues a combination of stock options and stock grants to its key employees under its stock plans. Prior to 2004, stock-based awards to key employees consisted primarily of stock options. Beginning in 2004, the Company reduced the number of stock options granted and added restricted stock awards. Stock options awarded in 2004 vested in one year. Stock options awarded in 2005 vest over three years. Stock grants generally vest over 3 years. Under the Company’s ESPP, eligible employees may purchase shares of stock for not less than 85% of fair market value at the end of the grant period. Prior to 2005, the purchase price was determined based upon 85% of fair market value at the beginning or end of the grant period. In January 2005, stockholders approved a new stock equity plan for non-employee directors (the “2005 Plan”). The option price per share is the fair market value at the time the option is granted. The 2005 Plan replaced a plan that had allowed directors to make an election to apply their annual retainer fee toward the granting of stock options at a price per share that was $5 below the fair market value at the time of the option award. During the second quarter of fiscal 2006 and 2005, 43,752 and 36,000 options, respectively, were granted under the non-employee directors’ option plan; 9,000 shares were issued in the first half of fiscal 2005 to non-employee directors under the previous Directors Option Plan. No other awards were issued under any of the Company’s plans in the first six months of fiscal 2006 and 2005.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 25, 2006	March 26, 2005	% Change	March 25, 2006	March 26, 2005	% Change

Net sales	$49,431	$45,278	9.2%	$97,665	$88,201	10.7%
Gross profit	13,165	11,850	11.1%	26,729	23,797	12.3%
As a percentage of sales	26.6%	26.2%		27.4%	27.0%
Selling and administrative expenses	6,972	6,154	13.3%	14,572	12,589	15.8%
Interest income	(145)	(138)		(344)	(254)
Pretax income	$6,338	$5,834	8.6%	$12,501	$11,462	9.1%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade. Sales in this segment were driven by growth in the education market and by the October 2005 acquisition of Moore Langen, which focuses on printing book covers for the education market. Sales to the education market (excluding Moore Langen sales) rose 14% both in the quarter and first six months of fiscal 2006 compared to last year, with the greatest growth in four-color elementary and high school textbooks. The newest four-color press start up was completed at the end of the first quarter of fiscal 2006 and provided the necessary capacity to meet the growing demand for educational books. Sales to the religious market were down 2% both for the quarter and first six months compared to the same periods last year, reflecting a decision last year to discontinue manufacturing certain low-priced religious trade work. Sales to the specialty trade market were up 2% for the quarter and 8% year to date compared to the same periods in fiscal 2005. Year-to-date sales benefited from a few large one-time orders in the first quarter.

Gross profit in this segment increased by 11% to $13.2 million for the quarter, and as a percentage of sales increased to 26.6% from 26.2% in last year’s second quarter. Improvements were similar for the first six months of fiscal 2006 compared to the prior year period. The improvement in margin reflects the growth in sales volume as well as continued gains in productivity and a more favorable overall mix of sales. Margins improved despite a significant increase in utility costs, which were up approximately $600,000 from last year’s second quarter and $1.1 million on a year-to-date basis. The successful start up of the four-color press at the end of the preceding quarter resulted in minimal additional costs in the second quarter.

Selling and administrative expenses for the segment increased 13% in the second quarter to $7.0 million and, as a percentage of sales, increased to 14.1% from 13.6% last year. The increase both for the quarter and the first half of the year, was the result of the acquisition of Moore Langen as well as costs associated with the increased sales volume, such as selling and customer service expenses, and incentive compensation costs tied directly to improved profitability.

Intercompany interest income allocated to the book manufacturing segment was $145,000 in the second quarter compared to $138,000 in the same period last year and for the first six months, increased to $344,000 compared to $254,000 last year. The increase in allocated interest income was primarily the result of higher interest rates.

Pretax income in this segment for the second quarter was $6.3 million, or $.33 per diluted share, up 9% from $5.8 million, or $.30 per diluted share in the corresponding quarter last year. For the first half of fiscal 2006, pretax income in this segment was $12.5 million or $.65 per diluted share, also up 9% from last year’s $11.5 million or $.59 per diluted share.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 25, 2006	March 26, 2005	% Change	March 25, 2006	March 26, 2005	% Change

Net sales	$10,262	$9,737	5.4%	$21,183	$20,007	5.9%
Gross profit	4,900	4,572	7.2%	9,780	9,497	3.0%
As a percentage of sales	47.7%	47.0%		46.2%	47.5%
Selling and administrative expenses	3,791	3,672	3.2%	7,535	7,436	1.3%
Interest expense	45	96		96	185
Pretax income	$1,064	$804	32.3%	$2,149	$1,876	14.6%

Specialty publishing sales increased 5% over the prior year second quarter to $10.3 million and rose 6% for the first six months to $21.2 million, reflecting sales growth in both of the segment’s businesses. During the preceding quarter, Dover completed two major projects begun in fiscal 2005; specifically, a warehouse consolidation and the implementation of SAP, an enterprise-wide information system, resulting in significant improvements to both infrastructure and service levels. REA’s sales increase reflects its growing line of titles in teacher certification and high-stakes testing as well as enhancements in its direct marketing programs.

Gross profit as a percentage of sales for the segment increased in the quarter to 47.7% from 47.0% in the corresponding period last year, reflecting cost reductions resulting from the warehouse consolidation being realized as anticipated in the second quarter of fiscal 2006. For the first six months, gross profit as a percentage of sales decreased to 46.2% from 47.5% in the first half of last year. This decrease was primarily due to additional labor and freight costs of approximately $200,000 in the first quarter of fiscal 2006 related to the warehouse consolidation and systems implementation.

Selling and administrative expenses in this segment were $3.8 million in the second quarter, an increase of 3% over the corresponding prior year period, primarily related to an increase in sales compensation during the quarter. For the first six months, selling and administrative expenses increased 1% to $7.5 million compared to the prior year period, but as a percentage of sales decreased to 35.6% from 37.2% in the first half of last year.

Intercompany interest expense is allocated to the specialty publishing segment based on the acquisition costs of Dover and REA, reduced by cash generated by each business since acquisition. Such interest expense for the second quarter of fiscal 2006 was $45,000 compared to $96,000 last year and, for the first six months, decreased to $96,000 in fiscal 2006 from $185,000 in fiscal 2005. The reduction, both for the quarter and the first six months, reflects the benefit of cash generated by the publishing operations over the past year.

Pretax income in the specialty publishing segment for the second quarter increased 32% to $1.1 million, or, on an after-tax basis, $.05 per diluted share, compared to last year’s second quarter. For the first half of the year, pretax income increased 15% over last year to $2.1 million, or $.11 per diluted share on an after-tax basis.

Total Consolidated Company

Interest income, net of interest expense, was $100,000 in the second quarter of fiscal 2006, compared to $42,000 in the same period last year. For the first six months, net interest income was $248,000 compared to $69,000 in the corresponding prior year period. There were no borrowings under the Company’s revolving credit facility in the first six months of either year; however, interest expense includes commitment fees and other costs associated with maintaining this credit facility. Cash investments in the second quarter of fiscal 2006 averaged approximately $14.8 million invested at an average annual interest rate of 4.2% generating interest income of approximately $155,000. For the same period last year, the Company’s average cash investments were $22.3 million invested at an average interest rate of 2.2% generating interest income of approximately $120,000. For the first six months of fiscal 2006, average cash investments were $18.9 million invested at an average interest rate of 3.8% generating interest income of approximately $355,000 compared to average cash investments of $23.7 million invested at an average interest rate of 1.9% generating interest income of approximately $220,000 in the first half of last year. The reduction in average cash investments reflects the acquisition of Moore Langen.

The Company’s effective tax rate for the second quarter and first six months of fiscal 2006 was 35.9% compared to 37.3% for the same periods last year. The decline in the effective tax rate is in large part due to the impact of the retrospective adoption of SFAS 123R at the beginning of fiscal 2006. Although non-deductible stock compensation costs increased the effective tax rate by 0.5% in fiscal 2006, the impact was considerably higher at 1.3% in fiscal 2005. In addition, this year’s effective rate reflects a federal tax benefit for manufacturers associated with the American Jobs Creation Act of 2004.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 110,000 shares and 121,000 shares over last year’s second quarter and first six months, respectively. The increase in both periods was largely due to options exercised and shares issued under the Company’s stock plans. On March 10, 2005, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, which was distributed on May 27, 2005 to stockholders of record on May 6, 2005. Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

Liquidity and Capital Resources:

During the first six months of fiscal 2006, operations provided approximately $10.1 million of cash, compared to $10.2 million in the first half of fiscal 2005. Net income was $8.9 million for the first six months of fiscal 2006, stock-based compensation was $0.7 million, and depreciation and amortization were $7.1 million. Working capital used approximately $7.0 million of cash, compared to $4.0 million in the same period last year, reflecting the increase in sales volume.

Investment activities in the first half of fiscal 2006 used approximately $27.6 million of cash, including $14.2 million, net of cash acquired, for the acquisition of Moore Langen. Capital expenditures were approximately $11.8 million, primarily for the four-color press that was installed in December 2005 and deposits on another four-color press to be installed in early fiscal 2007. This press is identical to the presses installed in April 2004 and December 2005. For the entire fiscal year, capital expenditures are expected to be approximately $30 million. This amount includes payments for the new four-color presses as well as bindery and warehousing expansion to support the additional four-color press capacity. Prepublication costs were $1.6 million in the first six months, up 11% from the same period last year as a result of increases in new title publishing at both Dover and REA. Prepublication costs for the full fiscal year are projected to be approximately $3 million.

Financing activities for the first half of fiscal 2006 used approximately $2.3 million of cash. Dividend payments were $3.0 million compared to $1.6 million in the first half of fiscal 2005 as a result of a 50% increase in the dividend rate. At March 25, 2006, the Company had $14.3 million in cash and no borrowings under its $45 million long-term revolving credit facility, which bears interest at a floating rate. The revolving credit facility is used by the Company for both its long-term and short-term financing needs. The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2006. The following table summarizes the Company’s contractual obligations and commitments at September 24, 2005 to make future payments as well as its existing commercial commitments (except for purchase obligations, which represent amounts at March 25, 2006 for capital commitments for a new four-color press and other projects).

		(000’s Omitted)
		Payments due by period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual Payments:
Long-Term Debt	$510	$85	$179	$189	$57
Operating Leases	11,535	2,836	4,411	2,290	1,998
Purchase Obligations	9,562	9,562	—	—	—
Other Long-Term Liabilities	3,020	—	1,068	350	1,602
Total	$24,627	$12,483	$5,658	$2,829	$3,657

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

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant was held on January 18, 2006. Following are the matters voted on at the meeting.

1) All nominees of the Board of Directors of the registrant were elected for a three-year term. Votes were cast as follows: James F. Conway III – 11,476,763 for and 85,563 withheld; Kathleen Foley Curley – 11,434,953 for and 127,373 withheld, and W. Nicholas Thorndike – 11,477,671 for and 84,655 withheld.

2) Stockholders voted to ratify and approve the selection by the Audit and Finance Committee of the Board of Directors, of Deloitte & Touche LLP as independent public accountants for the Corporation for the fiscal year ending September 30, 2006. Votes were cast as follows: 11,465,301 votes for, 72,244 votes against, and 24,781 votes abstained.

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

(b)  Reports on Form 8-K

Filed January 18, 2006, reporting under Item 2.02 a press release dated January 18, 2006 reporting financial results for the quarter ended December 24, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

April 27, 2006	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

April 27, 2006	By:	s/Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and
Chief Financial Officer

April 27, 2006	By:	s/Peter M. Folger
Date		Peter M. Folger
Vice President and
Chief Accounting Officer