Form 10-Q
period 2006-06-24
COURIER CORP
filed 2006-08-03
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes   ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $1 par value	12,378,289 shares

COURIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 24,	June 25,	June 24,	June 25,
	2006	2005	2006	2005

Net sales	$70,424	$58,758	$185,635	$163,522
Cost of sales	48,310	39,343	127,115	111,053
Gross profit	22,114	19,415	58,520	52,469

Selling and administrative expenses	12,560	10,892	35,363	31,857
Interest expense (income), net	168	(113)	(80)	(182)
Pretax income	9,386	8,636	23,237	20,794

Provision for income taxes (Note C)	3,330	3,087	8,301	7,618

Net income	$6,056	$5,549	$14,936	$13,176

Net income per share (Note D):

Basic	$0.49	$0.46	$1.21	$1.09

Diluted	$0.48	$0.44	$1.19	$1.06

Cash dividends paid per share (Note A)	$0.12	$0.10	$0.36	$0.234

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 24,	September 24,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$1,710	$34,038
Accounts receivable, less allowance
for uncollectible accounts of $1,591
at June 24, 2006 and $1,139
at September 24, 2005	41,872	34,207
Inventories (Note B)	29,974	25,451
Deferred income taxes	3,167	2,945
Other current assets	1,134	962
Total current assets	77,857	97,603

Property, plant and equipment, less accumulated depreciation: $127,556 at June 24, 2006 and $118,285 at September 24, 2005	73,569	59,115

Goodwill and other intangibles (Note A)	69,090	33,255

Prepublication costs (Note A)	8,093	5,399

Other assets	1,667	1,593

Total assets	$230,276	$196,965

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 24,	September 24,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005

Current liabilities:
Current maturities of long-term debt	$85	$85
Accounts payable	13,449	10,534
Accrued payroll	7,824	7,799
Accrued taxes	4,768	5,770
Other current liabilities	6,994	6,474

Total current liabilities	33,120	30,662

Long-term debt	17,218	425
Deferred income taxes (Note F)	8,203	6,398
Other liabilities	2,921	3,020

Total liabilities	61,462	40,505

Stockholders’ equity (Notes A and F):
Preferred stock, $1 par value—authorized 1,000,000 shares; none issued
Common stock, $1 par value—authorized 18,000,000 shares; issued 12,378,000 at June 24, 2006 and 12,313,000 at September 24, 2005	12,378	12,313
Additional paid-in capital	7,103	5,311
Retained earnings	149,333	138,836

Total stockholders’ equity	168,814	156,460

Total liabilities and stockholders’ equity	$230,276	$196,965

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	NINE MONTHS ENDED
	June 24,	June 25,
	2006	2005
Operating Activities:
Net income	$14,936	$13,176
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	10,857	8,904
Stock based compensation	1,055	1,388
Deferred income taxes	1,236	(132)
Changes in assets and liabilities:
Accounts receivable	1,497	2,095
Inventory	(1,205)	(1,516)
Accounts payable	(2,110)	(3,455)
Accrued taxes	(1,002)	(2,168)
Other elements of working capital	(2,007)	119
Other, net	(153)	(112)

Cash provided from operating activities	23,104	18,299

Investment Activities:
Capital expenditures	(14,821)	(9,810)
Business acquisition, net of cash acquired	(51,164)	—
Prepublication costs	(2,737)	(2,183)
Cash used for investment activities	(68,722)	(11,993)

Financing Activities:
Long-term borrowings (repayments), net	16,793	(62)
Cash dividends	(4,439)	(2,838)
Proceeds from stock plans	936	1,182
Excess tax benefits from stock-based compensation	—	343
Cash provided from (used for) financing activities	13,290	(1,375)

(Decrease) Increase in cash and cash equivalents	(32,328)	4,931

Cash and cash equivalents at the beginning of the period	34,038	23,965

Cash and cash equivalents at the end of the period	$1,710	$28,896

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of June 24, 2006, the statements of income for the three-month and nine-month periods ended June 24, 2006 and June 25, 2005, and the statements of cash flows for the nine-month periods ended June 24, 2006 and June 25, 2005 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items. Certain amounts for fiscal 2005 have been reclassified in the accompanying financial statements in order to reflect the adoption of SFAS 123R, as discussed below.

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

Prepublication Costs

Prepublication costs, associated with the specialty publishing segment, are amortized using the straight-line method over an estimated useful life of four years for Dover Publications, Inc. (“Dover”), three years for Research & Education Association, Inc. (“REA”), and five years for the recently acquired Federal Marketing Corporation (Note G), d/b/a Creative Homeowner (“Creative Homeowner”).

Goodwill and Other Intangibles

The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or circumstances in the period presented.  In fiscal 2006, goodwill increased by approximately $5.3 million for the acquisition of Moore-Langen Printing Company, Inc. (“Moore Langen”) and by approximately $18.8 million for the acquisition of Creative Homeowner (Note G).  Customer lists for Moore Langen and Creative Homeowner were valued at approximately $200,000 and $11.5 million, respectively, and are being amortized over 10-year and 15-year periods, respectively.  Amortization expense related to customer lists was approximately $120,000 in the third quarter of fiscal 2006.

Stock Split and Dividend Increase

On March 10, 2005, the Company announced a three-for-two stock split, effected in the form of a 50% stock dividend, which was distributed on May 27, 2005. Simultaneously, the quarterly cash dividend was increased to $.10 per post-split share of common stock, 50% higher than the $.067 per post-split share declared in January 2005. It was the second cash dividend declared in the Company’s second fiscal quarter and, therefore, no dividend was declared in the third quarter of fiscal 2005.  Previously authorized but unissued shares were used to effect the stock dividend.  Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock split have been restated to give effect to the stock split.

Adoption of New Accounting Principle

As more fully discussed in Note F below, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The effective date of this new standard was the beginning of the Company’s 2006 fiscal year. The Company implemented this new standard on a retrospective basis (Note F). Under this new standard, companies are required to account for stock-based compensation transactions using a fair-value method and to recognize the expense over the service period.

New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 applies to fiscal years beginning after December 15, 2006; the Company’s 2008 fiscal year. The Company is currently evaluating the impact of this new pronouncement.

B.   INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 37% and 41% of the Company’s inventories at June 24, 2006 and September 24, 2005, respectively. Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis. The acquisitions of Moore Langen and Creative Homeowner increased inventories by approximately $3.3 million. Inventories consisted of the following:

	(000’s Omitted)
	June 24, 2006	September 24, 2005
Raw materials	$3,382	$2,319
Work in process	7,247	6,276
Finished goods	19,345	16,856
Total	$29,974	$25,451

C.   INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	June 24, 2006		June 25, 2005
Federal taxes at statutory rates	$3,284	35.0%	$3,023	35.0%
State taxes, net of federal benefit	268	2.9	246	2.8
Federal manufacturers’ deduction	(84)	(0.9)	—	—
Tax benefit of export related income	(200)	(2.1)	(240)	(2.8)
Stock-based compensation (Note F)	38	0.4	68	0.8
Other	24	0.2	(10)	(0.1)
Total	$3,330	35.5%	$3,087	35.7%

	(000’s Omitted)
	Nine Months Ended
	June 24, 2006		June 25, 2005
Federal taxes at statutory rates	$8,133	35.0%	$7,278	35.0%
State taxes, net of federal benefit	678	2.9	622	3.0
Federal manufacturers’ deduction	(198)	(0.9)	—	—
Tax benefit of export related income	(422)	(1.8)	(524)	(2.5)
Stock-based compensation (Note F)	113	0.5	221	1.1
Other	(3)	—	21	0.1
Total	$8,301	35.7%	$7,618	36.6%

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

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005

Average shares outstanding for basic	12,333	12,158	12,309	12,089
Effect of potentially dilutive shares	274	325	273	370
Average shares outstanding for diluted	12,607	12,483	12,582	12,459

E.   BUSINESS SEGMENTS

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover and REA, as well as Creative Homeowner since its acquisition in April 2006 (Note G).

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

The following table provides segment information for the quarter and nine-month periods ended June 24, 2006 and June 25, 2005.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005

Net sales:
Book manufacturing	$57,700	$50,586	$155,365	$138,787
Specialty publishing	15,243	9,936	36,426	29,943
Elimination of intersegment sales	(2,519)	(1,764)	(6,156)	(5,208)
Total	$70,424	$58,758	$185,635	$163,522

Income before taxes:
Book manufacturing	$8,731	$8,411	$21,232	$19,873
Specialty publishing	1,120	727	3,269	2,603
Stock-based compensation	(359)	(448)	(1,055)	(1,388)
Elimination of intersegment profit	(106)	(54)	(209)	(294)
Total	$9,386	$8,636	$23,237	$20,794

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

Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements, and the related tax benefit, were as follows:

	(000’s Omitted)
	Quarter Ended
	June 24, 2006			June 25, 2005
	Stock-Based Compensation	Tax Benefit	After-Tax Cost	Stock-Based Compensation	Tax Benefit	After-Tax Cost
Stock grants	$112	$39	$73	$89	$31	$58
Incremental
SFAS 123R costs	247	48	199	359	55	304
Total stock-based compensation	$359	$87	$272	$448	$86	$362

	(000’s Omitted)
	Nine Months Ended
	June 24, 2006			June 25, 2005
	Stock-Based Compensation	Tax Benefit	After-Tax Cost	Stock-Based Compensation	Tax Benefit	After-Tax Cost
Stock grants	$321	$112	$209	$262	$91	$171
Incremental
SFAS 123R costs	734	143	591	1,126	164	962
Total stock-based compensation	$1,055	$255	$800	$1,388	$255	$1,133

Unrecognized stock-based compensation cost at June 24, 2006 was $1.5 million to be recognized over a weighted-average period of 0.9 years.

The following table provides information on the impact on the accompanying income statements of adopting SFAS 123R on a retrospective basis.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Reported net income	$6,056	$5,549	$14,936	$13,176
Add: Total Stock-Based
Compensation	272	362	800	1,133
Less: Stock grants	(73)	(58)	(209)	(171)

Pro forma net income	$6,255	$5,853	$15,527	$14,138

Net income per diluted share:
As reported	$0.48	$0.44	$1.19	$1.06
Pro forma	$0.50	$0.47	$1.23	$1.13

The cumulative effect of the adoption of SFAS 123R on the Company’s consolidated balance sheet at September 24, 2005 resulted in an increase in additional paid-in capital of $3,858,000, a reduction in retained earnings of $3,909,000, elimination of unearned compensation of $577,000, and a reduction in deferred income tax liabilities of $526,000.

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees.  Prior to 2004, stock-based awards to key employees consisted primarily of stock options.  Beginning in 2004, the Company reduced the number of stock options granted and added restricted stock awards. Stock options awarded in 2004 vested in one year.  Stock options awarded in 2005 vest over three years. Stock grants generally vest over 3 years.  In the third quarter of 2006, 8,000 restricted stock grants were awarded in connection with the acquisition of Creative Homeowner (Note G) with a grant-date fair value of $43.17.  At June 24, 2006 non-vested stock grants outstanding were 34,078 shares with a weighted-average grant-date fair value of $30.53. Stock options outstanding at June 24, 2006 were 378,822 shares with a weighted-average exercise price of $19.43 per share, a weighted-average remaining life of 3.4 years, and an aggregate intrinsic value of $6,005,000.  Of these options, 306,739 shares were exercisable at June 24, 2006 with a weighted-average exercise price of $17.21 per share, a weighted-average remaining life of 3.1 years, and an aggregate intrinsic value of $5,533,000. No awards were issued by the Company under this plan in the first six months of fiscal 2006.

Directors’ Option Plan: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years. The 2005 Plan replaced the previous non-employee directors’ plan which had been adopted in 1989 (the “1989 Plan”).  The 1989 Plan allowed directors to make an election to apply their annual retainer fee toward the granting of stock options at a price per share that was $5 below the fair market value at the time of the option award.  In the first quarter of fiscal 2005, 9,000 options were granted under the 1989 Plan. No further options will be granted under the 1989 Plan. During the second quarter of fiscal 2006, non-employee directors, as part of their 2006 compensation plan, were awarded 43,752 options.  The key assumptions used to value these options were a risk-free interest rate of 4.3%, an expected volatility of 23%, an expected dividend yield of 1.3%, and an expected term of 5 years, resulting in a fair-value per share of $9.14 for these options.  At June 24, 2006, 217,928 options were outstanding and exercisable under the directors’ option plans.  These options had a weighted-average exercise price of $22.99 per share, a weighted-average remaining life of 2.5 years and an aggregate intrinsic value of $2,719,000.

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

G.   BUSINESS ACQUISITIONS

On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in book covers, in a $15 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.  The initial allocation of the purchase price to assets acquired included, in the accompanying financial statements, approximately $5.3 million to goodwill and $200,000 to customer lists.  This allocation will be finalized later in this fiscal year.

On April 28, 2006, the Company acquired Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), a New Jersey-based publisher and distributor of books, house plans, and related products for the home and garden retail book market. The Company purchased 100% of the stock of Creative Homeowner in a $37 million cash transaction. The acquisition was accounted for as a purchase, and accordingly, Creative Homeowner’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The initial allocation of the purchase price to assets acquired included, in the accompanying financial statements, approximately $18.8 million to goodwill and $11.5 million to customer lists.  This allocation will be finalized later in this fiscal year.

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

Goodwill and Other Intangibles  Other intangibles include customer lists which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of goodwill and other intangible assets may not be recoverable.  The Company completed the annual impairment test at September 24, 2005 resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

Prepublication Costs   The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over periods ranging from three to five years.  Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  Based upon this evaluation, adjustments may be required to amortization expense.

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from prepress and production through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”) and Research & Education Association, Inc. (“REA”), as well as the recent acquisition of Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books for high school, college and graduate students, and professionals.  Creative Homeowner publishes and distributes books, house plans and related products to the home and garden retail market.

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 24, 2006	June 25, 2005	% Change	June 24, 2006	June 25, 2005	% Change

Net sales	$70,424	$58,758	19.9%	$185,635	$163,522	13.5%
Gross profit	22,114	19,415	13.9%	58,520	52,469	11.5%
As a percentage of sales	31.4%	33.0%		31.5%	32.1%
Selling and administrative expenses	12,560	10,892	15.3%	35,363	31,857	11.0%
Interest expense (income), net	168	(113)		(80)	(182)
Pretax income	9,386	8,636	8.7%	23,237	20,794	11.7%
Net income	$6,056	$5,549	9.1%	$14,936	$13,176	13.4%

Net income per diluted share	$0.48	$0.44	9.1%	$1.19	$1.06	12.3%

Revenues in the third quarter and first nine months of fiscal 2006 increased in both of the Company’s operating segments compared to the same periods last year.  Two recent acquisitions contributed to the revenue growth in both the third-quarter and nine-month periods.  Excluding the impact of the acquisitions, sales increased 9% in the quarter and 7% year to date. Book manufacturing revenues were up 14% for the third quarter and 12% for the first nine months of the year compared to the corresponding periods last year, reflecting higher textbook sales and the Moore Langen acquisition discussed below.  Sales in the specialty publishing segment were up 53% in the third quarter and 22% year to date compared to the same periods last year, reflecting growth in both of the segment’s existing businesses as well as the acquisition during the quarter of Creative Homeowner discussed below.

Business Acquisitions

On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”) an Indianapolis-based printer specializing in book covers.  This acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment from the date of acquisition. On April 28, 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, house plans, and related products for the $340-million home and garden retail book market. This acquisition was also accounted for as a purchase, and accordingly, Creative Homeowner’s financial results were included in the specialty publishing segment from the date of acquisition.

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), an accounting rule requiring the expensing of stock options.  All prior periods presented have been restated on a retrospective basis consistent with the pro forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for the vesting of stock grants as well as shares issued to directors in lieu of cash for annual retainer fees.  Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options or for shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).  Beginning with its 2006 fiscal year, with the adoption of SFAS 123R, the Company recorded stock-based compensation expense for the cost of stock options (using the Black-Scholes option-pricing model), stock grants, and shares issued under the ESPP. The incremental impact of adoption of this standard was a reduction of third-quarter net income by approximately $199,000 and $304,000 in fiscal 2006 and 2005, respectively, and by approximately $591,000 and $962,000 for the first nine months of fiscal 2006 and 2005, respectively. The following table provides information on the impact on the accompanying income statements of adopting SFAS 123R on a retrospective basis.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Reported net income	$6,056	$5,549	$14,936	$13,176
Add: Total Stock-Based
Compensation	272	362	800	1,133
Less: Stock grants	(73)	(58)	(209)	(171)

Pro forma net income	$6,255	$5,853	$15,527	$14,138

Net income per diluted share:
As reported	$0.48	$0.44	$1.19	$1.06
Pro forma	$0.50	$0.47	$1.23	$1.13

Unrecognized compensation cost at June 24, 2006 was $1.5 million to be recognized over a weighted-average period of 0.9 years.  The cumulative effect of adoption of SFAS 123R on the Company’s consolidated balance sheet at September 24, 2005 resulted in an increase in additional paid-in capital of $3,858,000, a reduction in retained earnings of $3,909,000, elimination of unearned compensation of $577,000, and a reduction in deferred income tax liabilities of $526,000.

The Company annually issues a combination of stock options and stock grants to its key employees under its stock plans.  Prior to 2004, stock-based awards to key employees consisted primarily of stock options.  Beginning in 2004, the Company reduced the number of stock options granted and added restricted stock awards. Stock options awarded in 2004 vested in one year.  Stock options awarded in 2005 vest over three years. Stock grants generally vest over 3 years.  In the third quarter of 2006, 8,000 restricted stock grants were awarded in connection with the acquisition of Creative Homeowner with a grant-date fair value of $43.17.  Under the Company’s ESPP, eligible employees may purchase shares of stock for not less than 85% of fair market value at the end of the grant period.  Prior to 2005, the purchase price was determined based upon 85% of fair market value at the beginning or end of the grant period. In January 2005, stockholders approved a new stock equity plan for non-employee directors (the “2005 Plan”).  The option price per share is the fair market value at the time the option is granted.  The 2005 Plan replaced a plan that had allowed directors to make an election to apply their annual retainer fee toward the granting of stock options at a price per share that was $5 below the fair market value at the time of the option award. During the second quarter of fiscal 2006 and 2005, 43,752 and 36,000 options, respectively, were granted under the non-employee directors’ option plan; 9,000 shares were issued in the first quarter of fiscal 2005 to non-employee directors under the previous Directors Option Plan. No other awards were issued under any of the Company’s plans in the first nine months of fiscal 2006 and 2005.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 24, 2006	June 25, 2005	% Change	June 24, 2006	June 25, 2005	% Change

Net sales	$57,700	$50,586	14.1%	$155,365	$138,787	12.0%
Gross profit	15,563	15,045	3.4%	42,291	38,843	8.9%
As a percentage of sales	27.0%	29.7%		27.2%	28.0%
Selling and administrative expenses	6,972	6,815	2.3%	21,543	19,403	11.0%
Interest income	(142)	(179)		(486)	(433)
Pretax income	$8,731	$8,411	3.8%	$21,232	$19,873	6.8%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales in this segment grew in all markets, particularly within the education market, and by the October 2005 acquisition of Moore Langen, which focuses on printing book covers for the education market.  Sales to the education market (excluding Moore Langen sales) rose 10% in the quarter and 12% in the first nine months of fiscal 2006 compared to last year, with the greatest growth in four-color elementary and high school textbooks. The newest four-color press start-up and related bindery expansion provided the necessary capacity to meet the growing demand for educational books.  Sales to the religious market were up 6% for the quarter and 1% for the first nine months compared to the same periods last year, reflecting a decision last year to discontinue manufacturing certain low-priced religious trade work.  Sales to the specialty trade market were up 12% for the quarter and 9% year to date compared to the same periods in fiscal 2005.  Excluding sales to Dover, the increase in the quarter was 5% compared to the same quarter last year when Dover was reducing inventories in advance of their warehouse relocation. Year-to-date sales for fiscal 2006 also benefited from a few large one-time orders in the first quarter.

Gross profit in this segment increased by 3% to $15.6 million for the quarter, but as a percentage of sales decreased to 27.0% from 29.7% in last year’s third quarter. The benefit of growing sales volume was offset in part by pricing pressures both in the quarter and the first nine months compared to the corresponding periods last year.  Additional costs related to the newest four-color press and plant expansion in Kendallville were offset in part by continued gains in productivity in both the quarter and year-to-date periods compared to last year.  Also, rising energy costs adversely impacted fiscal 2006 results with increased utility costs of approximately $400,000 in the third quarter and $1.5 million for the first nine months compared to the same periods of fiscal 2005.

Selling and administrative expenses for the segment increased 2% in the third quarter to $7.0 million and 11% for the first nine months to $21.5 million compared to the corresponding periods last year.  The increase both for the quarter and the first nine months of the year, was the result of the acquisition of Moore Langen as well as costs associated with the increased sales volume, such as selling and customer service expenses, and increases in information technology expenses.

Intercompany interest income allocated to the book manufacturing segment was $142,000 in the third quarter compared to $179,000 in the same period last year and for the first nine months, increased to $486,000 compared to $433,000 last year.  The increase in allocated interest income was primarily the result of higher interest rates offset in part by interest expense allocated to Moore Langen.

Pretax income in this segment for the third quarter was $8.7 million, or $.45 per diluted share, up 4% from $8.4 million, or $.44 per diluted share in the corresponding quarter last year.  For the first nine months of fiscal 2006, pretax income in this segment was $21.2 million or $1.10 per diluted share, up 7% from last year’s $19.9 million or $1.03 per diluted share.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 24, 2006	June 25, 2005	% Change	June 24, 2006	June 25, 2005	% Change

Net sales	$15,243	$9,936	53.4%	$36,426	$29,943	21.7%
Gross profit	6,661	4,424	50.5%	16,438	13,919	18.1%
As a percentage of sales	43.7%	44.5%		45.1%	46.5%
Selling and administrative expenses	5,231	3,631	44.1%	12,763	11,065	15.3%
Interest expense	310	66		406	251
Pretax income	$1,120	$727	54.1%	$3,269	$2,603	25.6%

Specialty publishing sales increased 53% over the prior year third quarter to $15.2 million, including $4.4 million of Creative Homeowner sales for the eight-week period since its acquisition.  Sales increases of 9% at Dover and 13% at REA in the quarter also contributed to the segment’s revenue growth.  During the first quarter, Dover completed two major projects begun in fiscal 2005; specifically, a warehouse consolidation and the implementation of SAP, an enterprise-wide information system, resulting in significant improvements to both infrastructure and service levels. Sales through all of Dover’s channels continued to improve in the quarter bringing their year-to-date growth to 5% compared to the first nine months of last year. REA’s sales increase reflects its growing line of titles in teacher certification and high-stakes testing, as well as enhancements in its direct marketing programs, bringing their growth in revenue to 18% for the first nine months compared to the same period last year.

Gross profit as a percentage of sales for the segment decreased in the quarter to 43.7% from 44.5% in the corresponding period last year, resulting from the acquisition of Creative Homeowner.  Dover and REA both showed improvement in their gross profit percentage as a result of the growth in sales volume.  Dover’s gross profit also reflects the benefit of cost reductions resulting from the prior year’s warehouse consolidation as well as efficiencies gained from the implementation of the SAP system and other process improvements.  The SAP system was also implemented at REA in the third quarter with no adverse impact on costs or customer service.  Creative Homeowner’s gross profit percentage was 35% for the eight weeks since acquisition.  This margin includes the impact of a required write-up to fair market value of approximately $370,000 in their opening inventory, with approximately $130,000 flowing through cost of sales in the third quarter.  For the first nine months, gross profit in this segment decreased to 45.1% as a percentage of sales from 46.5% in the corresponding period last year.

Selling and administrative expenses in this segment were $5.2 million in the third quarter, an increase of $1.6 million over last year’s third quarter, with $1.3 million attributable to the acquisition of Creative Homeowner.  Dover and REA’s selling and administrative expenses were up 8% in the third quarter over the corresponding prior year period, primarily related to an increase in sales compensation during the quarter.  Amortization expense related to customer lists was approximately $120,000 in the third quarter.  For the first nine months, selling and administrative expenses increased 15% to $12.8 million compared to the prior year period, reflecting the impact of the acquisition of Creative Homeowner, but as a percentage of sales decreased to 35.0% from 37.0% in the first nine months of last year.

Intercompany interest expense is allocated to the specialty publishing segment based on the acquisition costs of Dover, REA, and Creative Homeowner, reduced by cash generated by each business since acquisition.  Such interest expense for the third quarter of fiscal 2006 was $310,000, including $280,000 related to the acquisition of Creative Homeowner, compared to $66,000 last year. Interest expense allocated to Dover and REA decreased both for the quarter and the first nine months, reflecting the benefit of cash generated by their respective operations over the past year. For the first nine months, interest expense allocated to the specialty publishing segment was $406,000 in fiscal 2006 compared to $251,000 in fiscal 2005.

Pretax income in the specialty publishing segment for the third quarter increased 54% to $1.1 million, or, on an after-tax basis, $.06 per diluted share, compared to last year’s third quarter.  Creative Homeowner’s pretax results were breakeven for their first eight weeks despite $530,000 of additional costs for interest expense, amortization of intangibles, and the impact of the inventory write-up.  For the first nine months of the year, pretax income increased 26% over last year to $3.3 million, or $.17 per diluted share on an after-tax basis.

Total Consolidated Company

Interest expense, net of interest income, was $168,000 in the third quarter of fiscal 2006, compared to net interest income of $113,000 in the same period last year.  For the first nine months, net interest income was $80,000 compared to $182,000 in the corresponding prior year period.  The Company borrowed approximately $20 million under the revolving credit facility towards the purchase of Creative Homeowner in April.  Average debt under the revolving credit facility in the third quarter was approximately $17.8 million at an average annual interest rate of 5.6%.  Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in the third quarter of fiscal 2006 averaged approximately $4.5 million invested at an average annual interest rate of 2.7% generating interest income of approximately $30,000.  For the same period last year, the Company’s average cash investments were $26.0 million invested at an average interest rate of 2.8% generating interest income of approximately $180,000.  For the first nine months of fiscal 2006, average cash investments were $14.1 million invested at an average interest rate of 3.7% generating interest income of approximately $390,000 compared to average cash investments of $24.5 million invested at an average interest rate of 2.2% generating interest income of approximately $400,000 in the first nine months of last year.  The reduction in average cash investments reflects the acquisitions of Moore Langen and Creative Homeowner.

The Company’s effective tax rate for the third quarter of fiscal 2006 was 35.5%, comparable to 35.7% for the same period last year.  For the first nine months of fiscal 2006, the effective tax rate was 35.7% compared to 36.6% for the corresponding period last year.  The decline in the effective tax rate is in large part due to the impact of the retrospective adoption of SFAS 123R at the beginning of fiscal 2006.  Although non-deductible stock compensation costs increased the effective tax rate by 0.5% in fiscal 2006, the impact was considerably higher at 1.1% in fiscal 2005.  In addition, this year’s effective rate reflects a federal tax benefit for manufacturers associated with the American Jobs Creation Act of 2004.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 124,000 shares and 123,000 shares over last year’s third quarter and first nine months, respectively.  The increase in both periods was largely due to options exercised and shares issued under the Company’s stock plans.  On March 10, 2005, the Company announced a three-for-two stock split effected in the form of a 50% stock dividend, which was distributed on May 27, 2005 to stockholders of record on May 6, 2005.  Weighted average shares outstanding and net income per share amounts have been restated to give effect to the stock split.

Liquidity and Capital Resources:

During the first nine months of fiscal 2006, operations provided approximately $23.1 million of cash, compared to $18.3 million in the same period of fiscal 2005.  Net income was $14.9 million for the first nine months of fiscal 2006, stock-based compensation was $1.1 million, and depreciation and amortization were $10.9 million.  Working capital used approximately $4.8 million of cash, comparable to $4.9 million in the same period last year.

Investment activities in the first nine months of fiscal 2006 used approximately $68.7 million of cash, including $51.2 million, net of cash acquired, for the acquisitions of Moore Langen and Creative Homeowner.  Capital expenditures were approximately $14.8 million, primarily for the four-color press that was installed in December 2005 and deposits on another four-color press to be installed in early fiscal 2007.  This press is identical to the presses installed in April 2004 and December 2005.  For the entire fiscal year, capital expenditures are expected to be approximately $30 million.  This amount includes payments for the new four-color presses as well as bindery and warehousing expansion to support the additional four-color press capacity.  Prepublication costs were $2.7 million in the first nine months, up 25% from the same period last year as a result of increases in new title publishing at both Dover and REA as well as the acquisition of Creative Homeowner.  Prepublication costs for the full fiscal year are projected to be approximately $4 million.

Financing activities for the first nine months of fiscal 2006 provided approximately $13.3 million of cash. The Company borrowed approximately $20 million under the revolving credit facility towards the purchase of Creative Homeowner in April. At June 24, 2006, the Company had $16.9 million in borrowings under its $60 million long-term revolving credit facility. Dividend payments in the first nine months of fiscal 2006 were $4.4 million compared to $2.8 million in the same period of fiscal 2005 as a result of a 50% increase in the dividend rate. The revolving credit facility, which bears interest at a floating rate, is used by the Company for both its long-term and short-term financing needs.  In May 2006, the Company increased the amount available under this facility to $60 million and extended the maturity date to March 2009.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2006.

The following table summarizes the Company’s contractual obligations and commitments at September 24, 2005 to make future payments as well as its existing commercial commitments except, as noted, for purchase obligations (which represent amounts for capital commitments for a new four-color press and other projects) and for long-term debt (which includes the revolving credit facility), which are as of June 24, 2006.

		(000’s Omitted)
		Payments due by period
		Less than	1 to 3	4 to 5	After 5
Contractual Payments:	Total	1 Year	Years	Years	Years
Long-Term Debt(1)	$17,303	$85	$17,036	$182	$—
Purchase Obligations(1)	24,899	24,899
Operating Leases	11,535	2,836	4,411	2,290	1,998
Other Long-Term Liabilities	3,020	—	1,068	350	1,602
Total	$56,757	$27,820	$22,515	$2,822	$3,600

(1)             Represent amounts at June 24, 2006.

New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 applies to fiscal years beginning after December 15, 2006; the Company’s 2008 fiscal year. The Company is currently evaluating the impact of this new pronouncement.

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

(b)       Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial rexporting.

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

(b) Reports on Form 8-K

Filed April 13, 2006, reporting under Item 2.02, a press release dated April 13, 2006 reporting financial results for the quarter ended March 25, 2006.

Filed April 28, 2006, reporting under Item 7.01, a press release dated April 28, 2006 announcing the acquisition of Federal Marketing Corporation, d/b/a Creative Homeowner.

Filed May 3, 2006, reporting under Items 1.01 and 2.01, the acquisition of Federal Marketing Corporation, d/b/a Creative Homeowner, on April 28, 2006.

Filed May 17, 2006, reporting under Item 1.01, an amendment dated May 11, 2006 to the Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, Sovereign Bank, Citizens Bank of Massachusetts, and KeyBank National Association, increasing the revolving credit facility to $60 million and extending the maturity date to March 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION
(Registrant)

July 31, 2006	By:	/s/ James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

July 31, 2006	By:	/s/ Robert P. Story, Jr.
Date		Robert P. Story, Jr.
Senior Vice President and Chief Financial Officer

July 31, 2006	By:	/s/ Peter M. Folger
Date		Peter M. Folger
Vice President and Chief Accounting Officer