Form 10-K
period 2006-09-30
COURIER CORP
filed 2006-12-07
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission file number 0-7597

Courier Corporation

A Massachusetts corporation

I.R.S. Employer Identification No. 04-2502514

15 Wellman Avenue, North Chelmsford, Massachusetts  01863

Telephone No. 978-251-6000

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $1 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes             ☐            No            ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes             ☐            No            ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 25, 2006).

Common Stock, $1 par value - $355,459,141

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of December 4, 2006.

Common Stock, $1 par value - 12,461,610

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement dated December 8, 2006 for the Annual Meeting of Stockholders to be held on January 17, 2007 are incorporated by reference to Part III of this Form 10-K.

PART I

Item 1.  Business.

INTRODUCTION

Courier Corporation and its subsidiaries (“Courier” or the “Company”) are among America’s leading book manufacturers and specialty publishers. Courier Corporation, founded in 1824, was incorporated under the laws of Massachusetts on June 30, 1972.  The Company has two business segments: book manufacturing and specialty book publishing.

The book manufacturing segment focuses on streamlining and enhancing the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from prepress and production through storage and distribution. Courier’s principal book manufacturing markets are religious, educational and specialty trade books with products including Bibles, educational texts and consumer books. On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in manufacturing book covers, which is included in this segment.  Revenues from this segment accounted for approximately 82% of Courier’s consolidated revenues in 2006.

The specialty publishing segment consists of Dover Publications, Inc. (“Dover”) and Research & Education Association, Inc. (“REA”), which was acquired on January 6, 2004.  On April 28, 2006, the Company acquired Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), a New Jersey-based publisher and distributor of books, home plans and related products for the home and garden retail book market.  The results of Creative Homeowner were included in the specialty publishing segment from the date of acquisition.  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art. REA publishes test preparation and study-guide books for high school, college and graduate students, and professionals.  The combination of Dover’s, REA’s, and Creative Homeowner’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills are providing a powerful end-to-end publishing solution for Courier.  Revenues in this segment were approximately 21% of consolidated sales in 2006.

Sales by segment (in thousands)	2006	%	2005	%	2004	%

Book Manufacturing	$220,115	82%	$193,623	85%	$177,225	84%
Specialty Publishing	57,549	21%	40,254	18%	40,787	19%
Intersegment sales	(8,613)	(3)%	(6,838)	(3)%	(6,833)	(3)%
Total	$269,051	100%	$227,039	100%	$211,179	100%

Additional segment information, including the amounts of earnings before taxes and total assets, for each of the last three fiscal years, is contained in Note I in the Notes to Consolidated Financial Statements on pages F-19 to F-21 included in this Annual Report on Form 10-K.

On December 17, 2002, the Company sold the assets of its wholly owned subsidiary, Courier Custom Publishing, Inc., which comprised all of the remaining activities of the customized education segment.  Courier Custom Publishing provided customized coursepacks and textbooks.  The disposition was accounted for as a discontinued operation.

BUSINESS SEGMENTS

BOOK MANUFACTURING SEGMENT

Courier’s book manufacturing segment produces hard and softcover books, as well as related services involved in managing the process of creating and distributing these products for publishers, religious organizations and other information providers.  Courier provides book manufacturing and related services from seven facilities in Westford, Stoughton and North Chelmsford, Massachusetts; Philadelphia, Pennsylvania; North Bergen, New Jersey; and Kendallville and Terre Haute, Indiana.

In October 2005, the Company acquired Moore Langen, an Indianapolis-based printer specializing in book covers and known for innovative production techniques. The acquisition, a $15 million cash transaction completed on October 17, 2005, was accounted for as a purchase and, accordingly, Moore Langen’s financial results were included in the consolidated financial statements from the date of acquisition.

Courier’s book manufacturing operations consist of both electronic and conventional film processing, platemaking and printing and binding of soft and hard cover books.  Each of Courier’s seven facilities have certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing, printing on lightweight paper, book cover production, and four-color book manufacturing.  These services are primarily sold to publishers of educational, religious and consumer books.  During 2004, the Company expanded its four-color book manufacturing capabilities with the addition of a major new four-color press at its Kendallville, Indiana facility. A second identical press was installed in December 2005, with another four-color press scheduled for installation in December 2006.

Courier’s book manufacturing sales force of 23 people is responsible for all of the Company’s sales to over 500 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Chicago, Illinois; Philadelphia, Pennsylvania; Indianapolis, Indiana; Hayward, California; North Chelmsford, Massachusetts; and North Bergen and North Caldwell, New Jersey.

Sales to The Gideons International aggregated approximately 23% of consolidated sales in 2006, 28% in 2005, and 27% in 2004.  Sales to Pearson plc aggregated approximately 16% of consolidated sales in 2006, 19% in 2005, and 17% in 2004.  A significant reduction in order volumes or price levels from either of these customers could have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales.  The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 19% in 2006 and 21% in both 2005 and 2004.  Approximately 90% of the export sales were in the book manufacturing segment in each of these years.

All phases of Courier’s business are highly competitive.  The printing industry, exclusive of newspapers, includes approximately 43,000 establishments.  While most of these establishments are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.

SPECIALTY PUBLISHING SEGMENT

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

Dover sells its products through most American bookstore chains, independent booksellers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and, since 2001, over the Internet at www.doverpublications.com.  Dover mails its proprietary catalogs to over 400,000 consumers.  In 2002, Dover launched www.DoverDirect.com, which is a business-to-business site for its retailers and distributors.

REA, acquired by the Company in January 2004, publishes more than 900 test preparation and study-guide titles.  Product lines include Problem Solvers®, Essentials®, Super Reviews® and Test Preparation books.  REA sells its products around the world through major bookseller chains, college bookstores, and teachers’ supply stores, as well as directly to teachers and other consumers through catalogs and over the Internet at www.REA.com.

In April 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans, and related products for the $340-million home and garden retail book market.  The Company purchased 100% of the stock of Creative Homeowner in a $37 million cash transaction.  The acquisition was accounted for as a purchase and accordingly, Creative Homeowner’s financial results were included in the consolidated financial statements from the date of acquisition.  Creative Homeowner’s 120 titles include books on home decoration, design and improvement, gardening and landscaping, home arts, and hunting and fishing.  Its products are sold primarily through home and garden centers, as well as bookstores and direct to consumers over the Internet at www.creativehomeowner.com.  Creative Homeowner also manages the distribution of its own titles and books from third-party publishers to selected home centers.  From its line of home plan books, Creative Homeowner offers over 5,000 home plans from which consumers can order blueprints directly over the Internet at www.ultimatehomeplans.com.

The U.S. publishing market is comprised of over 80,000 publishers.  Many of these publishers are very small, but a few are much larger than Dover, REA, or Creative Homeowner, or are part of organizations that are much larger.  In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and new web-based publishing businesses starting up, which compete in the specialty book publishing market, including publishing of electronic books.  Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.  REA offers high editorial quality study guides and test preparation books and software products in almost every academic area including many specialized areas such as teacher certification, adult education, and professional licensing.  Creative Homeowner provides books on home improvement and landscaping that include high-quality photographs, illustrations and written content, as well as full-service book distribution at competitive prices.

MATERIALS AND SUPPLIES

Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements.  Many of Courier’s book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production.  Dover and REA purchase a significant portion of their books from Courier’s book manufacturing operations.  Creative Homeowner purchases most of its books under a contractual agreement, which expires in December 2007.  Paper prices increased slightly in each of the years 2006, 2005 and 2004.

ENVIRONMENTAL REGULATIONS

The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose are anticipated in 2007.  The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s earnings or competitive position.

EMPLOYEES

The Company employed 1,724 persons at September 30, 2006 compared to 1,479 a year ago.

OTHER

Courier’s overall business is not significantly seasonal in nature, although demand is normally highest in the Company’s fourth quarter.  Educational publishers in the book manufacturing segment and Dover’s business all contribute to this higher fourth quarter demand. There is no portion of Courier’s business subject to cancellation of government contracts or renegotiation of profits.

Courier holds no material patents, licenses, franchises or concessions that are important to its operations, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the World Wide Web in connection with each of its business segments.  Substantially all of Dover’s, REA’s, and Creative Homeowner’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.

The Company makes available free of charge (as soon as reasonably practicable after they are filed or furnished to the SEC) copies of its Annual Report on Form 10-K, as well as all other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, via the Internet at www.courier.com or upon written request to Peter M. Folger, Senior Vice President and Chief Financial Officer, Courier Corporation, 15 Wellman Avenue, North Chelmsford, MA 01863.

Item 1A.  Risk Factors.

The Company’s consolidated results of operations, financial condition and cash flows can be adversely affected by various risks.  Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control.  These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K.  You should carefully consider all of these factors.  For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement contained in this report, see Forward-Looking Information in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highly competitive markets for our products and industry consolidation may create increased pricing pressures.

The printing industry is extremely competitive.  In the book manufacturing segment, consolidation over the past few years of both customers and competitors within the markets the Company competes has caused downward pricing pressures.  In addition, excess capacity and competition from printing companies in lower cost countries may increase competitive pricing pressures.  Furthermore, some of our competitors have greater sales, assets and financial resources than us and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies.  All or any of these competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share.

We have a high degree of customer concentration.

We derived approximately 40% of our 2006 revenues, 47% of our 2005 revenues, and 44% of our 2004 revenues from two major customers.  A significant reduction in order volumes or price levels from either of them could have a material adverse effect on the Company.

We need to keep pace with rapid industry and technological change.

The printing industry is in a period of rapid technological evolution.  Our future financial performance will depend, in part, upon the ability to anticipate and adapt to rapid industry and technological changes occurring in the industry and upon the ability to offer, on a timely basis, services that meet evolving industry standards.  We cannot assure investors that we will be able to adapt to such technological changes or offer these services on a timely basis or establish or maintain a competitive position.  We are unable to predict which of the many possible future product and service offerings will be important to establish and maintain competitive position or what expenditures will be required to develop and provide these products and services.  We cannot assure investors that one or more of these factors will not vary unpredictably, which could have a material adverse effect on us. In addition, we cannot assure investors, even if these factors turn out as we anticipate, that we will be able to implement our strategy or that the strategy will be successful in this rapidly evolving market.

Fluctuations in the cost and availability of paper and other raw materials may cause disruption and impact margins.

Purchases of paper and other raw materials represent a large portion of our costs.  Historically, we have generally been able to pass on these cost increases to customers through higher prices.  However, if we are unable to continue to pass on these increases, our margins and profits could be adversely affected.  In addition, increases in the costs of materials may adversely impact our book manufacturing customers’ demand for products.

Availability of paper is important to both the book manufacturing and specialty publishing segments of the Company.  Although we generally have not experienced difficulty in obtaining adequate supplies of paper, unexpected changes in the paper markets could result in a shortage of supply.  If this were to occur in the future, it could cause disruption to the business or increase paper costs, adversely impacting either or both net sales or profits.

Fluctuations in the costs and availability of raw materials could adversely affect operating costs or customer demand and thereby negatively impact our operating results, financial condition or cash flows.

Energy costs and availability may negatively impact our financial results.

Energy costs are incurred directly to run production equipment and facilities and indirectly through expenses such as freight and raw materials such as ink.  In a competitive market environment, increases to these direct and indirect energy related costs might not be able to be passed through to customers through price increases or mitigated through other means.  In such instances, increased energy costs could adversely impact operating costs or customer demand.  In addition, interruption in the availability of energy could disrupt operations, adversely impacting operating results.

We may not be able to continue to improve our operating efficiencies.

Because the markets in which we operate are highly competitive, we must continue to improve our operating efficiency in order to maintain or improve our profitability.  Although we have been able to expand our capacity, improve our productivity and reduce costs in the past, there is no assurance that we will continue to be able to do so in the future.  In addition, reducing operating costs in the future may require significant initial costs to reduce headcount, close or consolidate operations, or upgrade equipment and technology.

Protection of intellectual property rights critical to publishing segment.

Certain of our publications are protected by copyright, primarily held in the Company’s name.  Such copyrights protect the Company’s exclusive right to publish the work in the United States and in many other countries for specified periods.  The ability of the Company to continue to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement.  The Company’s operating results may be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.

Declines in general economic conditions may adversely impact our business.

Economic conditions have the potential to impact our financial results significantly.  Within the book manufacturing and specialty publishing segments, a change in economic conditions can impact many areas of spending, including government, business and individual spending.  Examples of the changes in spending that could affect our financial results include:

•      Fluctuations in federal or state government spending on education could lead to a corresponding decrease or increase in the demand for educational materials, which are produced in our book manufacturing segment and comprise a portion of our publishing products.

•      Consumer demand for books can be impacted by reductions in disposable income when costs such as electricity and gasoline reduce discretionary spending.

•      Changes in the housing market may impact the sale of Creative Homeowner’s products.

These changes may adversely impact our business.

The substitution of electronic delivery for printed materials may adversely affect our business.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offers alternatives to traditional delivery of printed documents.  Consumer acceptance of electronic delivery is uncertain, as is the extent to which consumers are replacing print materials with online hosted media content.  To the extent that our customers accept these electronic alternatives, demand for our printed products may be adversely affected.

Changes in postal rates and postal regulations may adversely impact our business.

Postal costs are a significant component of our direct marketing cost structure and postal rate changes can influence the number of catalogs that we may mail.  In addition, increased postal rates can impact the cost of delivering our products to customers.  Either of these results could adversely affect consumer demand and results of operations.

Our facilities are subject to environmental laws and regulations, which may subject us to liability or increase costs.

We use various materials in our operations which contain substances considered hazardous or toxic under environmental laws.  In addition, our operations are subject to federal, state, and local environmental laws relating to, among other things, air emissions, waste generation, handling, management and disposal, waste water treatment and discharge and remediation of soil and groundwater contamination.  Permits are required for the operation of certain of our businesses and these permits are subject to renewal, modification and in some circumstances, revocation.  Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA,” commonly referred to as “Superfund”), and similar state laws and regulations, we may be liable for costs and damages relating to soil and groundwater contamination at off-site disposal locations or at our own facilities.  Future changes to environmental laws and regulations may give rise to additional costs or liabilities that could have a material adverse impact on our financial position and results of operations.

We may not be able to successfully integrate acquired businesses.

Over the last three years, we have completed three acquisitions, including Moore Langen and Creative Homeowner in fiscal year 2006, and may continue to make acquisitions in the future.  We believe that these acquisitions provide strategic growth opportunities for the Company.  Achieving the anticipated benefits of these acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner.  The challenges involved in successfully integrating acquisitions include:

•      we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that economic conditions have changed, all of which may result in a future impairment charge;

•      we may have difficulty integrating the operations and personnel of the acquired business and may have difficulty retaining the customers and/or the key personnel of the acquired business;

•      we may have difficulty incorporating and integrating acquired technologies into our business;

•      our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing diverse locations;

•      we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•      an acquisition may result in litigation from terminated employees of the acquired business or third parties; and

•      we may experience significant problems or liabilities associated with technology and legal contingencies of the acquired business.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time.  From time to time, we may enter into negotiations for acquisitions that are not ultimately consummated.  Such negotiations could result in significant diversion of management time from our business as well as significant out-of-pocket costs.

The consideration that we pay in connection with an acquisition could affect our financial results.  If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate such acquisitions.  To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, our existing stockholders may experience dilution in their share ownership in our company and their earnings per share may decrease.  In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges.  They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.  Any of these factors may materially and adversely affect our business and operations.

Our ability to hire and train key executives and other qualified employees is crucial.

Our success depends, in part, on our ability to continue to retain our executive officers and key management personnel.  Our business strategy also depends on our ability to attract, develop, motivate and retain employees who have relevant experience in the printing and publishing industries.  There can be no assurance that we can continue to attract and retain the necessary talented employees, including executive officers and other key members of management.  If that were to occur, it could adversely affect our business.

Compliance with changing regulation of corporate governance, public disclosure and accounting matters may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market, as well as new accounting pronouncements, are creating uncertainty and additional complexities for companies.  To maintain high standards of corporate governance and public disclosure, we continue to invest resources to comply with evolving standards.  This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating and cost management activities.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

REAL PROPERTIES

The following schedule lists the facilities owned or leased by Courier at September 30, 2006. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

	Owned/
Principal Activity and Location (Year Constructed)	Leased	Sq. Ft.
Corporate headquarters and executive offices
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA (1922, 1959, 1963, 1966, 1967, 1980, 1990)	Owned	303,000	(2)
Kendallville plant, Kendallville, IN (1978, 2004, 2006)	Owned	205,000
Kendallville warehouse, IN (1973, 1988)	Leased	140,000
National plant, Philadelphia, PA (1974, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000
Book-mart plant, North Bergen, NJ (1917, 1935, 1997)	Leased	75,000
Moore Langen plant, Terre Haute, IN (1969, 1987)	Owned	43,000
Dover offices and warehouses
Mineola, New York (1948-1983)	Leased	106,000
Westford, MA (1922, 1963, 1966)	Owned	90,000
REA offices and warehouse
Piscataway, New Jersey (1987)	Leased	39,000
Creative Homeowner offices and warehouse
Upper Saddle River, New Jersey (1987)	Leased	42,000

(1)                              Also houses warehousing and end-user fulfillment operations supporting the book manufacturing segment.

(2)                              In May 2004, the Company completed the sale of approximately 200,000 square feet of unoccupied and underutilized portions of its multi-building manufacturing complex in Westford, MA for $1.7 million.

EQUIPMENT

The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases computers, image setters and other electronic prepress equipment, which are subject to more rapid obsolescence.  In addition, one printing press is leased whereby the lessor holds title and the Company has an option to purchase the equipment upon expiration of the lease in 2008 at a price of $161,658.  Capital expenditures amounted to approximately $29.4 million in 2006, $19.7 million in 2005, and $13.4 million in 2004. Capital expenditures in 2006 included approximately $21 million for new four-color presses and related equipment and an expansion of the Kendallville, Indiana facility.  A four-color press was installed in December 2005 and deposits were made on another four-color press to be installed in December 2006.  This press is identical to the presses installed in April 2004 and December 2005. Capital expenditures in 2006 also included investments to increase productivity, lower costs, and improve employee safety.  Fiscal 2007 capital expenditures are expected to be approximately $25 to $28 million. This amount includes completing the current four-color expansion program, as well as expanding capacity in the religious book manufacturing operation.  Courier considers its equipment to be in good operating condition and adequate for its present needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information required by this Item is contained in the section captioned “Selected Quarterly Financial Data (Unaudited)” which appears on page F-23 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data.

The information required by this Item is contained in the section captioned “Five-Year Financial Summary” appearing on page F-22 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is contained in the section captioned “Management’s Discussion and Analysis” on pages F-24 through F-33 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Notes A and L of Notes to Consolidated Financial Statements, which appear on pages F-7 through F-9 and F-21 of this Annual Report on Form 10-K.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate, with further information contained in Note D on page F-11 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is contained on pages F-1 through F-21 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

(a)          Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)          Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As set forth below, we excluded our fiscal year 2006 acquisitions from our assessment of internal control over financial reporting for the quarter and year ended September 30, 2006.  We are in the process of integrating the internal control procedures of these acquired companies into our internal control structure.

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

The Company has retained Deloitte & Touche LLP, an independent registered public accounting firm, to audit its consolidated financial statements found in this Annual Report on Form 10-K for the year ended September 30, 2006.  The Company has made available to Deloitte & Touche LLP all of its financial records and related data in connection with their audit of the consolidated financial statements.

The Company has filed with the Securities and Exchange Commission the required certifications related to its consolidated financial statements as of and for the year ended September 30, 2006.  These certifications are attached as exhibits to this Annual Report on Form 10-K for the year ended September 30, 2006.

(d)                              Management’s Report on Internal Control Over Financial Reporting.

Management has responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. As discussed in Item 1 of this Annual Report under the caption “Business” and in Note H to our consolidated financial statements included in this Annual Report, the Company acquired Moore Langen and Creative Homeowner during fiscal year 2006. The total assets and revenues of these acquisitions were 12% and 9%, respectively, as of and for the year ended September 30, 2006. As permitted by the rules and regulations of the SEC, we excluded these two acquired companies from the assessment of internal control over financial reporting as of September 30, 2006.

In making its assessment of the Company’s internal control over financial reporting, the Company’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of September 30, 2006. Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s assessment of internal control over financial reporting.  Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of internal control over financial reporting as of September 30, 2006, which appears below in this Annual Report on Form 10-K.

(e)          Limitations on Design and Effectiveness of Controls.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, the Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objective of the control system are met. In addition, the design of a control system must take into consideration resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected in a timely manner. These inherent limitations include the fact that controls can be circumvented by individual acts, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Finally, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Courier Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Moore-Langen Printing Company, Inc. (“Moore Langen”) and Federal Marketing Corp. d/b/a Creative Homeowner (“Creative Homeowner”), which were acquired on October 17, 2005 and April 28, 2006, respectively, and whose financial statements reflect total assets (excluding intangibles) and revenues constituting 12 and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006. Accordingly, our audit did not include the internal control over financial reporting at Moore Langen and Creative Homeowner. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated December 7, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning the adoption of SFAS 123R “Share-Based Payments” by application of the modified retrospective transition method on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 7, 2006

Item 9B.  Other Information

The following table sets forth information concerning the granting on September 25, 2006 of restricted stock awards and stock options under the Courier Corporation 1993 Stock Incentive Plan to each of the Executive Officers.

	Number of Shares Underlying
Name	Options Granted	Restricted Stock Awards

J. F. Conway, III	7,089	1,672
R. P. Story, Jr.	6,203	1,463
G. Q. Nichols	—	—
P. D. Tobin	2,038	481
P. M. Folger	1,418	334
E. J. Zimmerman	2,525	596

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	54	Chairman, President and Chief
		Executive Officer

George Q. Nichols	77	Corporate Senior Vice President
		and Chairman of National
		Publishing Company

Robert P. Story, Jr.	55	Executive Vice President and
		Chief Operating Officer

Peter M. Folger	53	Senior Vice President and
		Chief Financial Officer

Peter D. Tobin	51	Corporate Vice President and
		Executive Vice President of
		Courier Companies and National
		Publishing Company

Eric J. Zimmerman	41	Vice President, Publishing

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

Mr. Story became Executive Vice President and Chief Operating Officer in November 2006. He had previously been Senior Vice President and Chief Financial Officer since April 1989.  He joined Courier in November 1986 as Vice President and Treasurer.  He was elected a Director of the Company in February 1995.

Mr. Folger became Senior Vice President and Chief Financial Officer in November 2006.  He had previously been Controller since 1982 and Vice President since November 1992.

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

All other information called for by Item 10 is contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 17, 2007.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 is contained in the definitive Proxy Statement, under the caption “Executive Compensation,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 17, 2007.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of September 30, 2006 regarding shares of common stock of the Company that may be issued under its existing compensation plans, including the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”), the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”), and the Courier Corporation 1989 Deferred Income Stock Option Plan for Non-Employee Directors, which was replaced by the 2005 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	587,018	$22.98	509,285
Equity compensation plans not approved by security holders	—	—	—
Total	587,018	$22.98	509,285

(1)    Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.

(2)    101,176 shares of these 509,285 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(3)    Includes up to 272,425 securities that may be issued in the form of restricted stock.

All other information called for by Item 12 is contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 17, 2007.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information called for by Item 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 17, 2007.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by Item 14 is contained in the definitive Proxy Statement, under the caption “Item 2: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 17, 2007.  Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of this report

1. Financial statements

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Income for each of the three years in the period ended September 30, 2006
•	Consolidated Balance Sheets as of September 30, 2006 and September 24, 2005
•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2006
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended September 30, 2006
•	Notes to Consolidated Financial Statements

2. Financial statement schedule

Schedule II - Consolidated Valuation and Qualifying Accounts

3. Exhibits

Exhibit No.	Description of Exhibit

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

10E-1+

The Courier Executive Compensation Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 7, 2005, and incorporated herein by reference).

10E-2+

The Management Incentive Compensation Program, effective October 4, 1993 (filed as Exhibit 10E-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10F+

Courier Corporation Senior Executive Severance Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 7, 2005, and incorporated herein by reference).

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

10J-4

Amendment, dated May 11, 2006, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, KeyBank National Association, Citizens Bank of Massachusetts and Sovereign Bank, providing for a $60 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on May 17, 2006, and incorporated herein by reference).

10J-5

Amendment, dated November 9, 2006, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, KeyBank National Association, Citizens Bank of Massachusetts, Sovereign Bank, JP Morgan Chase Bank, N.A., and Wells Fargo Bank, N.A. providing for a $100 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on November 15, 2006, and incorporated herein by reference).

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

10N-1+

Courier Corporation Deferred Compensation Program dated November 6, 1997 including Messrs. Conway III, Nichols, and Story (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 27, 1997, and incorporated herein by reference).

10N-2+

Amendment to Courier Corporation Deferred Compensation Program, effective January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 7, 2005, and incorporated herein by reference).

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

10R+

Amendment, effective March 1, 2005, to the Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, and incorporated herein by reference).

10S

Stock Purchase Agreement, dated April 27, 2006, by and among Courier Corporation, Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), and the stockholders of Creative Homeowner (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 3, 2006, and incorporated herein by reference).

10T

Lease Agreement, dated April 27, 2006, between Courier Corporation and Thomas Minor Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on May 3, 2006, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2006.

COURIER CORPORATION

By:	s/James F. Conway III
James F. Conway III
Chairman, President and Chief Executive Officer

By:	s/Peter M. Folger
Peter M. Folger
Senior Vice President and Chief Financial Officer

By:	s/Kathleen M. Leon
Kathleen M. Leon
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 7, 2006.

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

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the “Company”) as of September 30, 2006 and September 24, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position Courier Corporation and subsidiaries as of September 30, 2006 and September 24, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note F, in fiscal 2006 the Company adopted SFAS 123R “Share Based Payments” applying the modified retrospective method to all prior periods.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 7, 2006

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004

Net sales (Note A)	$269,051,000	$227,039,000	$211,179,000
Cost of sales	180,535,000	151,853,000	142,609,000

Gross profit	88,516,000	75,186,000	68,570,000

Selling and administrative expenses	50,144,000	42,823,000	38,732,000
Interest (income) expense, net	182,000	(388,000)	(23,000)
Other income (Note J)	—	—	250,000

Pretax income	38,190,000	32,751,000	30,111,000

Provision for income taxes (Note C)	9,810,000	11,883,000	10,877,000

Net income	$28,380,000	$20,868,000	$19,234,000

Net income per share (Notes A and K):

Basic	$2.30	$1.72	$1.61

Diluted	$2.25	$1.67	$1.56

Cash dividends declared per share	$0.48	$0.33	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

Fiscal year 2006 was a 53-week period.  Prior year amounts have been retroactively adjusted to reflect adoption of SFAS 123R (Notes A and F).

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	September 24, 2005
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$1,483,000	$34,038,000
Accounts receivable, less allowance for uncollectible accounts of $1,593,000 in 2006 and $1,139,000 in 2005 (Note A)	46,002,000	34,207,000
Inventories (Note B)	29,565,000	25,451,000
Deferred income taxes (Note C)	3,703,000	2,945,000
Other current assets	1,110,000	962,000

Total current assets	81,863,000	97,603,000

Property, plant and equipment (Note A):
Land	1,296,000	1,059,000
Buildings and improvements	29,539,000	26,877,000
Machinery and equipment	163,395,000	134,222,000
Furniture and fixtures	1,973,000	1,850,000
Construction in progress	18,368,000	13,392,000

	214,571,000	177,400,000

Less-Accumulated depreciation and amortization	(129,323,000)	(118,285,000)

Property, plant and equipment, net	85,248,000	59,115,000

Goodwill, net (Notes A, H and I)	55,406,000	33,255,000
Other intangibles, net (Notes A and H)	13,691,000	—
Prepublication costs (Note A)	9,327,000	5,399,000
Other assets (Note G)	1,653,000	1,593,000

Total assets	$247,188,000	$196,965,000

The accompanying notes are an integral part of the consolidated financial statements.

Prior year amounts have been retroactively adjusted to reflect adoption of SFAS 123R (Notes A and F).

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	September 24, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$88,000	$85,000
Accounts payable (Note A)	15,778,000	10,534,000
Accrued payroll	9,534,000	7,799,000
Accrued taxes (Note C)	3,362,000	5,770,000
Other current liabilities	6,928,000	6,474,000

Total current liabilities	35,690,000	30,662,000

Long-term debt (Notes A and D)	17,222,000	425,000
Deferred income taxes (Notes C and F)	8,913,000	6,398,000
Other liabilities	3,037,000	3,020,000

Total liabilities	64,862,000	40,505,000

Commitments and contingencies (Note E)

Stockholders’ equity (Notes A and F):

Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,445,000 shares in 2006 and 12,313,000 in 2005	12,445,000	12,313,000
Additional paid-in capital	8,592,000	5,311,000
Retained earnings	161,289,000	138,836,000

Total stockholders’ equity	182,326,000	156,460,000

Total liabilities and stockholders’ equity	$247,188,000	$196,965,000

The accompanying notes are an integral part of the consolidated financial statements.

Prior year amounts have been retroactively adjusted to reflect adoption of SFAS 123R (Notes A and F).

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004

Operating Activities:
Net income	$28,380,000	$20,868,000	$19,234,000
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	14,804,000	11,660,000	10,929,000
Stock-based compensation (Notes A and F)	1,431,000	1,835,000	1,730,000
Deferred income taxes (Note C)	1,093,000	(830,000)	2,195,000
Gain on sale of asset (Note J)	—	—	(163,000)
Changes in assets and liabilities:
Accounts receivable	(2,845,000)	(135,000)	(3,843,000)
Inventory	(895,000)	(343,000)	(2,459,000)
Accounts payable	219,000	475,000	2,775,000
Accrued taxes	(2,408,000)	35,000	(786,000)
Other elements of working capital	(204,000)	486,000	(245,000)
Other long-term, net	(351,000)	111,000	(1,561,000)

Cash provided from operating activities	39,224,000	34,162,000	27,806,000

Investment Activities:
Capital expenditures	(29,429,000)	(19,683,000)	(13,416,000)
Business acquisitions (Note H)	(51,164,000)	—	(11,850,000)
Prepublication costs (Note A)	(4,253,000)	(2,867,000)	(2,818,000)
Proceeds from sale of asset (Note J)	—	—	1,664,000

Cash used for investment activities	(84,846,000)	(22,550,000)	(26,420,000)

Financing Activities:
Long-term debt borrowings (repayments)	16,800,000	(83,000)	(81,000)
Cash dividends	(5,927,000)	(4,066,000)	(2,794,000)
Proceeds from stock plans	1,691,000	1,632,000	1,104,000
Excess tax benefits from stock-based compensation	503,000	978,000	526,000

Cash provided from (used for) financing activities	13,067,000	(1,539,000)	(1,245,000)

(Decrease) increase in cash and cash equivalents	(32,555,000)	10,073,000	141,000

Cash and cash equivalents at the beginning of the period	34,038,000	23,965,000	23,824,000

Cash and cash equivalents at the end of the period	$1,483,000	$34,038,000	$23,965,000

Supplemental cash flow information:
Interest paid	$564,000	$219,000	$249,000
Income taxes paid (net of receipts)	$10,725,000	$11,707,000	$8,935,000

The accompanying notes are an integral part of the consolidated financial statements.

Prior year amounts have been retroactively adjusted to reflect adoption of SFAS 123R (Notes A and F).

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Total
	Stockholders’	Common	Additional	Retained	Treasury
	Equity	Stock	Paid-In Capital	Earnings	Stock

Balance, September 27, 2003 (Note F)	$115,714,000	$8,088,000	$3,827,000	$105,594,000	$(1,795,000)

Net income	19,234,000	—	—	19,234,000	—
Cash dividends	(2,794,000)	—	—	(2,794,000)	—
Stock-based compensation (Note F)	1,730,000	—	1,730,000	—	—
Other stock plan activity	1,499,000	—	514,000	—	985,000
Retire treasury stock	—	(57,000)	(753,000)	—	810,000

Balance, September 25, 2004	135,383,000	8,031,000	5,318,000	122,034,000	—

Net income	20,868,000	—	—	20,868,000	—
Cash dividends	(4,066,000)	—	—	(4,066,000)	—
Stock dividend (Note A)	—	4,061,000	(4,061,000)	—	—
Stock-based compensation (Note F)	1,835,000	8,000	1,827,000	—	—
Other stock plan activity	2,440,000	213,000	2,227,000	—	—

Balance, September 24, 2005	156,460,000	12,313,000	5,311,000	138,836,000	—

Net income	28,380,000	—	—	28,380,000	—
Cash dividends	(5,927,000)	—	—	(5,927,000)	—
Stock-based compensation (Note F)	1,431,000	6,000	1,425,000	—	—
Other stock plan activity	1,982,000	126,000	1,856,000	—	—

Balance, September 30, 2006	$182,326,000	$12,445,000	$8,592,000	$161,289,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

Prior year amounts have been retroactively adjusted to reflect adoption of SFAS 123R (Notes A and F).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Business:  Courier Corporation and its subsidiaries (“Courier” or the “Company”) print, publish and sell books.  Courier has two business segments: book manufacturing and specialty book publishing.  On April 28, 2006, the Company acquired Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), a New Jersey-based publisher and distributor of books, home plans, and related products for the home and garden retail book market. On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”) an Indianapolis-based printer specializing in manufacturing book covers.  On January 6, 2004, Courier purchased substantially all of the assets of Research & Education Association, Inc. (“REA”).  Both Creative Homeowner and REA are included in the specialty publishing segment and Moore Langen is included in the Book Manufacturing segment (see Note H).

Principles of Consolidation and Presentation: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all significant intercompany transactions.  Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  Fiscal year 2006 was a 53-week period compared with fiscal years 2005 and 2004, which were 52-week periods.

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations.  The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.  At September 30, 2006 and September 24, 2005, the fair market value of the Company’s financial instruments approximated their carrying values.  Interest income from these instruments was $450,000 in 2006, $666,000 in 2005, and $230,000 in 2004 and is included in the caption “Interest (income) expense, net” in the accompanying Consolidated Statements of Income.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions.  No interest was capitalized in 2006 and 2005; interest capitalized in 2004 was $74,000.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings.

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

Goodwill and Other Intangibles: The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or circumstances in the periods presented.  In fiscal 2006, goodwill and other intangibles increased as a result of the acquisitions of Moore Langen and Creative Homeowner (Note H).  The following table reflects the fiscal 2006 changes in both goodwill and other intangibles:

	Book	Specialty
	Manufacturing	Publishing
	Segment	Segment	Total

Goodwill, net* at September 24, 2005	$9,240,000	$24,015,000	$33,255,000
Goodwill acquired	5,532,000	16,619,000	22,151,000
Goodwill, net* at September 30, 2006	$14,772,000	$40,634,000	$55,406,000

Other intangibles:
Trade name acquired	$931,000	$1,370,000	$2,301,000
Customer lists acquired	231,000	11,502,000	11,733,000
Total other intangibles	1,162,000	12,872,000	14,034,000
Amortization of other intangibles	(324,000)	(19,000)	(343,000)
Other intangibles, net at September 30, 2006	$838,000	$12,853,000	$13,691,000

* Net of accumulated amortization of $2.1 million in the book manufacturing segment and $0.9 million in the specialty publishing segment.

Customer lists for Moore Langen and Creative Homeowner are being amortized over 10-year and 15-year periods, respectively.  Annual amortization expense for the next five years will be approximately $800,000.

Long-Lived Assets: Management periodically reviews long-lived assets for impairment and does not believe that there is any material impairment of any asset of the Company.

Prepublication Costs: Prepublication costs, associated with the creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three years for REA, four years for Dover Publications, Inc. (“Dover”), and five years for Creative Homeowner.

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

Use of Estimates: The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts at the date of the financial statements.  Actual results may differ from these estimates.

Net Income per Share: Basic net income per share is based on the weighted average number of common shares outstanding each period.  Diluted net income per share also includes potentially dilutive items such as stock options (Note K).

Stock Split: On May 27, 2005, the Company distributed a three-for-two stock split, effected in the form of a 50% stock dividend.  Previously authorized but unissued shares were used to effect the stock dividend.  Weighted average shares outstanding and per share amounts presented in the accompanying financial statements for periods prior to the stock split reflect the effect of the stock split.

Adoption of New Accounting Principle:  As more fully discussed in Note F below, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”).  The effective date of this new standard was the beginning of the Company’s 2006 fiscal year.  The Company implemented this new standard on a retrospective basis.  Under this new standard, companies are required to account for stock-based compensation transactions using a fair-value method and to recognize the expense over the service period.

New Accounting Pronouncements: In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 applies to fiscal years beginning after December 15, 2006; the Company’s 2008 fiscal year.  The Company does not believe the adoption of FIN No. 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

B. Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 37% and 41% of the Company’s inventories at September 30, 2006 and September 24, 2005, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.

The acquisitions of Moore Langen and Creative Homeowner increased inventories by approximately $3.3 million.  Inventories consisted of the following at September 30, 2006 and September 24, 2005:

	2006	2005

Raw materials	$3,910,000	$2,319,000
Work in process	6,295,000	6,276,000
Finished goods	19,360,000	16,856,000
Total	$29,565,000	$25,451,000

On a FIFO basis, reported year-end inventories would have been higher by $5.5 million in fiscal 2006 and $5.4 million in fiscal 2005.

C.  Income Taxes

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	2006	2005	2004

Federal taxes at statutory rate	$13,367,000	$11,463,000	$10,539,000
State taxes, net of federal tax benefit	1,168,000	947,000	837,000
Federal manufacturer’s deduction	(335,000)	—	—
Tax benefit of export related income	(674,000)	(805,000)	(882,000)
Stock based compensation (Note F)	148,000	300,000	370,000
Reversal of tax reserves	(3,800,000)	—	—
Other	(64,000)	(22,000)	13,000
Total	$9,810,000	$11,883,000	$10,877,000

During the fourth quarter of fiscal 2006, the Company reversed an income tax reserve for $3.8 million pursuant to receipt of a state tax audit report and the expiration of certain statutory limitations.

The provision for income taxes consisted of the following:

	2006	2005	2004
Currently payable:
Federal	$10,930,000	$11,371,000	$7,467,000
State	1,587,000	1,342,000	1,215,000
Reversal of tax reserves	(3,800,000)	—	—
	8,717,000	12,713,000	8,682,000
Deferred:
Federal	906,000	(945,000)	2,122,000
State	187,000	115,000	73,000
	1,093,000	(830,000)	2,195,000
Total	$9,810,000	$11,883,000	$10,877,000

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 30, 2006 and September 24, 2005:

	2006	2005
Deferred tax assets:
Vacation accrual not currently deductible	$886,000	$732,000
Other accruals not currently deductible	497,000	516,000
Non-deductible reserves	2,073,000	1,110,000
Other	247,000	587,000
Classified as current	3,703,000	2,945,000
Deferred compensation arrangements	1,854,000	1,649,000
Tax benefits of stock option activity	375,000	826,000
Other	47,000	152,000
Total deferred tax assets	$5,979,000	$5,572,000

Deferred tax liabilities:
Accelerated depreciation	7,772,000	6,595,000
Goodwill and other intangibles amortization	3,417,000	2,430,000
Total deferred tax liabilities	$11,189,000	$9,025,000

The Company also has deferred tax assets for state net operating loss carryforwards of approximately $660,000 and $480,000 as of September 30, 2006 and September 24, 2005, respectively, for which the Company has fully provided valuation allowances.

Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

D.  Long-Term Debt

At September 30, 2006, the Company had $16.9 million in borrowings under its long-term revolving credit facility; no such debt was outstanding at September 24, 2005.  Other long-term debt at September 30, 2006 and September 24, 2005 consisted of an obligation under an industrial development bond arrangement totaling $425,000 and $510,000, respectively, including current maturities of $88,000 and $85,000, respectively.  This industrial bond arrangement bears interest at 3%. At September 30, 2006, scheduled aggregate principal payments of these obligations were $88,000 in 2007, $91,000 in 2008, $16,978,000 in 2009, $96,000 in 2010, and $57,000 in 2011.  The industrial bond arrangement provides for a lien on the assets acquired with the proceeds.

The Company has a $60 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%; such rate was 5.8% at September 30, 2006. During 2006, the Company increased the amount available under this facility from $45 million to $60 million and extended the maturity date of this facility to March 2009.  The revolving credit facility is available to the Company for both its long-term and short-term financing needs.

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

E.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $3,108,000 in 2006, $3,363,000 in 2005 and $3,902,000 in 2004.  As of September 30, 2006, minimum annual rental commitments under the Company’s long-term operating leases were approximately $3,103,000 in 2007, $2,282,000 in 2008, $1,445,000 in 2009, $1,433,000 in 2010, $623,000 in 2011, and $1,546,000 in the aggregate thereafter.  The Company leases one of its facilities from a corporation owned in part by an executive of one of the Company’s subsidiaries.  The lease agreement requires annual payments of approximately $276,000 through July 2007.  At September 30, 2006 and September 24, 2005, the Company had letters of credit outstanding of $1,270,000 and $1,318,000, respectively.

In the ordinary course of business, the Company is subject to various legal proceedings and claims.  The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

F.  Stock Arrangements

In the first quarter of fiscal 2006, the Company adopted the provisions of SFAS 123R.  All prior periods presented have been restated on a retrospective basis consistent with the pro forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148.  Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for the vesting of stock grants as well as shares issued to directors in lieu of cash for annual retainer fees.  Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options or for shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).  Beginning with its 2006 fiscal year, with the adoption of SFAS 123R, the Company recorded stock-based compensation expense for the cost of stock options, stock grants, and shares issued under the ESPP. The fair value of each option awarded was calculated on the date of grant using the Black-Scholes option-pricing model.

Incremental stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements, and the related tax benefit, were as follows:

	2006	2005	2004
Incremental SFAS 123R costs	$978,000	$1,485,000	$1,440,000
Related tax benefit	(194,000)	(219,000)	(134,000)
Incremental SFAS 123R costs, net of related tax effects	$784,000	$1,266,000	$1,306,000

The following table provides information on the impact on the accompanying income statements of adopting SFAS 123R on a retrospective basis.

	2006	2005	2004
Net income per share as reported:
Basic	$2.30	$1.72	$1.61
Diluted	2.25	1.67	1.56

Pro forma net income per share:
Basic	$2.37	$1.83	$1.72
Diluted	2.31	1.77	1.66

Unrecognized stock-based compensation cost at September 30, 2006 was $1.7 million to be recognized over a weighted-average period of 2.3 years.

The cumulative effect of the adoption of SFAS 123R on the Company’s consolidated balance sheet at September 27, 2003 resulted in an increase in additional paid-in capital of $3,177,000, a reduction in retained earnings of $3,233,000, elimination of unearned compensation of $350,000, and a reduction in deferred income tax liabilities of $294,000.

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees.  Prior to 2004, stock-based awards to key employees consisted primarily of stock options.  Beginning in 2004, the Company reduced the number of stock options granted and added restricted stock awards. Stock options awarded in 2004 vested in one year.  Stock options awarded in 2005 and 2006 vest over three years. Stock grants generally vest over 3 years. The following is a summary of all option activity for this plan:

		Weighted Average		Aggregate
	Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 27, 2003	682,377	$12.79
Issued	40,949	27.30
Exercised	(93,564)	6.92
Cancelled	(4,500)	19.57
Outstanding at September 25, 2004	625,262	$14.57
Issued	30,131	35.61
Exercised	(222,252)	9.32
Cancelled	(7,104)	22.38
Outstanding at September 24, 2005	426,037	$18.66
Issued	40,780	37.09
Exercised	(64,926)	11.53		$1,769,000
Outstanding at September 30, 2006	401,891	$21.69	3.7	$6,213,000

Exercisable at September 30, 2006	340,281	$19.00	3.1	$6,173,000
Available for future grants	272,425

There were 26,078 non-vested restricted stock grants outstanding at the beginning of fiscal 2006 with a weighted-average fair value of $26.65 per share.  During 2006, 16,673 restricted stock awards were granted with a weighted-average fair value of $40.01 per share, of which 2,000 shares were forfeited.  There were 4,781 restricted stock grants that vested in 2006 with a weighted-average fair value of $12.60 per share.  At September 30, 2006, there were 35,970 non-vested stock grants outstanding with a weighted-average fair value of $33.77.

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

		Weighted Average		Aggregate
	Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 27, 2003	159,638	$8.94
Issued	60,750	21.03
Exercised	(31,100)	5.83
Outstanding at September 25, 2004	189,288	$13.33
Issued	45,000	32.47
Exercised	(60,112)	9.39
Outstanding at September 24, 2005	174,176	$19.64
Issued	43,752	36.34
Exercised	(32,801)	7.23		$961,000
Outstanding at September 30, 2006	185,127	$25.78	2.6	$2,102,000

Exercisable at September 30, 2006	185,127	$25.78	2.6	$2,102,000
Available for future grants	135,684

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash.  Such shares issued in 2006 and 2005 were 5,504 shares and 4,062 shares at a fair market value of $36.34 and $34.49, respectively.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  Prior to 2005, the purchase price was determined based upon 85% of fair market value at the beginning or end of the grant period.  During 2006, 2005, and 2004, 18,433 shares, 21,439 shares, and 26,184 shares, respectively, were issued under the plan at an average price of $32.36 per share, $26.49 per share, and $21.25 per share, respectively.  Since inception, 236,324 shares have been issued.  At September 30, 2006, an additional 101,176 shares were reserved for future issuances.

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

The Board of Directors will be entitled to redeem the rights at one cent per right, under certain circumstances.  The rights expire in 2009.

Stock-Based Compensation: The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.

The following key assumptions were used to value options issued:

	2006	2005	2004
Risk-free interest rate	4.5%	4.1%	3.8%
Expected volatility	30%	22%	30%
Expected dividend yield	1.3%	1.1%	0.9%
Estimated life for grants under:
Stock Incentive Plans	5 years	7 years	5 - 7 years
Directors’ Option Plans	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	Stock Incentive Plan			Directors’ Option Plans
	2006	2005	2004	2006	2005	2004
On grant date:
Exercise price was equal to stock price	$11.19	$10.43	$9.81	$9.14	$10.17	—
Exercise price was less than stock price	—	—	—	—	$10.03	$8.52

G.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan (“the Dover plan”) as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan, which includes an Employee Stock Ownership Plan (“ESOP”).  Retirement costs included in the accompanying financial statements amounted to approximately $3,870,000 in 2006, $3,820,000 in 2005 and $3,300,000 in 2004.

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

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During 2006, 2005 and 2004, no such shares were allocated to eligible participants.  At September 30, 2006, the ESOP held 397,500 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. As of December 31, 2001, Dover employees became eligible to participate in the PSSP.  As such, plan benefits under the Dover defined benefit plan were frozen as of that date. No contributions have been made to the Dover plan for any of the past three years.  In 2007, contributions are expected to be $19,000.

The following tables provide information regarding the Dover plan for the years ended September 30, 2006 and September 24, 2005.

Change in projected benefit obligation:

	2006	2005
Obligation at beginning of year	$3,464,000	$3,339,000
Administrative cost	7,000	8,000
Interest cost	173,000	185,000
Actuarial (gain) loss	(123,000)	186,000
Benefits paid	(383,000)	(254,000)
Obligation at end of year	$3,138,000	$3,464,000

Benefit payments in each of the next five years are projected to be $262,000, $255,000, $245,000, $268,000 and $264,000. Aggregate payments for the 2011-2015 period are estimated to be $1,295,000.

Change in plan assets:

	2006	2005
Fair value of plan assets at beginning of year	$3,559,000	$3,633,000
Actual return on plan assets	62,000	180,000
Benefits paid	(383,000)	(254,000)
Fair value of plan assets at end of year	$3,238,000	$3,559,000

Plan assets were invested entirely in Guaranteed Insurance Contracts in 2006 and 2005.

Reconciliation of funded status:

	2006	2005
Funded status at end of year	$100,000	$94,000
Unrecognized net actuarial loss and other	623,000	595,000
Prepaid pension cost	$723,000	$689,000

Components of the net periodic benefit cost:

	2006	2005
Service cost	$7,000	$8,000
Interest cost	173,000	185,000
Expected return on plan assets	(235,000)	(244,000)
Amortization of unrecognized net loss	21,000	—
Net periodic benefit income	$(34,000)	$(51,000)

Actuarial assumptions used to determine costs and benefit obligations:

	2006	2005
Discount rate	5.8%	5.3%
Compensation increases	None	None
Return on assets for the year	7.0%	7.0%

The Company’s strategy is to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.

The expected long-term rate of return on assets of 7% was determined based on historical returns for investments consistent with Plan objectives, but weighted primarily towards investments in debt securities. While actual returns in 2006 and 2005 were below the assumed rate of return, the assumed rate gives consideration to historical longer-term rates.

Prepaid pension cost at September 30, 2006 and September 24, 2005 is included in the accompanying consolidated balance sheet under the caption “Other assets.”

H. Business Acquisitions

On April 28, 2006, the Company acquired Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), a New Jersey-based publisher and distributor of books, home plans, and related products for the home and garden retail book market. The Company purchased 100% of the stock of Creative Homeowner in a $37 million cash transaction. The acquisition was accounted for as a purchase, and accordingly, Creative Homeowner’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The allocation of the purchase price to assets acquired included, in the accompanying financial statements, approximately $16.6 million to goodwill, $11.5 million to customer lists, and $1.4 million to trade name. Goodwill deductible for tax purposes is approximately $16 million.  Other assets acquired included $7.5 million of accounts receivable and $2.9 million of inventories.  Accounts payable and other current liabilities assumed were $4.9 million and $2.1 million, respectively.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Creative Homeowner as if the acquisition had occurred at the beginning of fiscal 2006 and 2005, with pro forma adjustments to give effect to amortization of customer lists, interest expense on acquisition debt and certain other purchase accounting adjustments, together with related income tax effects.

Unaudited	2006	2005
Net sales	$284,014,000	$249,801,000
Net income	28,273,000	20,887,000
Net income per diluted share	2.24	1.67

On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in manufacturing book covers, in a $15 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.  The allocation of the purchase price to assets acquired included, in the accompanying financial statements, approximately $5.5 million to goodwill, which is tax deductible, $0.9 million to trade name, and $230,000 to customer lists.

On January 6, 2004, the Company purchased substantially all of the assets of Research & Education Association (“REA”), a publisher of test preparation and study guide books and software for high school, college and graduate students, and professionals.  The acquisition was accounted for as a purchase, and accordingly, REA’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The purchase price was approximately $12 million, with an allocation of approximately $8.4 million to goodwill and $0.7 million to prepublication costs in the accompanying financial statements. In addition, a required purchase accounting adjustment was made to write up inventory by approximately $1 million to fair market value when REA was acquired.

I.  Business Segments

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers.  The Company has aggregated its book manufacturing business into one segment because of strong similarities in the economic characteristics, the nature of products and services, production processes, class of customer and distribution methods used. Moore Langen, acquired in October 2005, was added to this segment in fiscal 2006.  The specialty publishing segment consists of Dover, REA, beginning with the second quarter of fiscal 2004, and Creative Homeowner, beginning with its acquisition in April 2006 (see Note H).

The accounting policies of the segments are the same as those described in Note A.  In evaluating segment performance, management primarily focuses on income or loss before taxes, stock-based compensation, and other income. The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.  Interest is allocated to the specialty publishing segment based on the acquisition costs of Dover, REA, and Creative Homeowner, reduced by cash generated by each business since acquisition.

Interest allocated to the book manufacturing segment includes costs associated with funding the Moore Langen acquisition.  Stock-based compensation is reflected as “unallocated” in the following table.  Other income, discussed in Note J, is also reflected as “unallocated.” Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.  The corresponding corporate asset balances are not allocated to the segments.  Unallocated corporate assets consist primarily of cash and cash equivalents and fixed assets used by the corporate support functions.

The following table provides segment information as required under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Total Company	Book Manufacturing	Specialty Publishing	Unallocated	Intersegment Elimination
Fiscal 2006
Net sales	$269,051,000	$220,115,000	$57,549,000	—	$(8,613,000)
Earnings before income taxes	38,190,000	33,606,000	6,122,000	(1,431,000)	(107,000)
Total assets	247,188,000	138,053,000	100,441,000	$8,694,000	—
Goodwill, net	55,406,000	14,772,000	40,634,000	—	—
Depreciation and amortization	14,804,000	9,885,000	4,307,000	612,000	—
Capital expenditures and prepublication costs	33,682,000	28,248,000	4,557,000	877,000	—
Interest (income)/ expense	182,000	(733,000)	915,000	—	—

Fiscal 2005
Net sales	$227,039,000	$193,623,000	$40,254,000	—	$(6,838,000)
Earnings before income taxes	32,751,000	31,115,000	3,883,000	$(1,835,000)	(412,000)
Total assets	196,965,000	99,449,000	59,160,000	38,356,000	—
Goodwill, net	33,255,000	9,240,000	24,015,000	—	—
Depreciation and amortization	11,660,000	8,263,000	3,029,000	368,000	—
Capital expenditures and prepublication costs	22,550,000	15,689,000	6,489,000	372,000	—
Interest (income)/ expense	(388,000)	(700,000)	312,000	—	—

Fiscal 2004
Net sales	$211,179,000	$177,225,000	$40,787,000	$—	$(6,833,000)
Earnings before income taxes	30,111,000	25,436,000	6,515,000	(1,480,000)	(360,000)
Total assets	175,199,000	92,004,000	55,727,000	27,468,000	—
Goodwill, net	33,255,000	9,240,000	24,015,000	—	—
Depreciation and amortization	10,929,000	7,911,000	2,568,000	450,000	—
Capital expenditures and prepublication costs	16,234,000	12,725,000	2,917,000	592,000	—
Interest (income)/ expense	(23,000)	(330,000)	307,000	—	—

Export sales as a percentage of consolidated sales were approximately 19% in 2006 and 21% in both 2005 and 2004.  Approximately 90% of export sales were in the book manufacturing segment in fiscal years 2006, 2005, and 2004.  Sales to the Company’s largest customer amounted to approximately 23% of consolidated sales in 2006, 28% in 2005 and 27% in 2004. In addition, sales to another customer amounted to 16% of consolidated sales in 2006, 19% in 2005 and 17% in 2004.  Both of these customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales.  Customers are granted credit on an unsecured basis.  Receivables for the two largest customers, as a percentage of consolidated accounts receivable, were 24% at September 30, 2006 and 23% at September 24, 2005.

J.  Other Income

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

	2006	2005	2004
Average shares outstanding for basic	12,322,000	12,125,000	11,917,000
Effect of potentially dilutive shares	277,000	356,000	428,000
Average shares outstanding for dilutive	12,599,000	12,481,000	12,345,000

L.  Derivative Financial Instruments

At the end of fiscal 2006, the Company had a forward exchange contract to purchase approximately 800,000 euros as a hedge against a foreign currency equipment purchase commitment, designated as a cash flow hedge.  The Company does not use financial instruments for trading or speculative purposes.

M.  Subsequent Event

On November 9, 2006, the Company increased its revolving credit facility to $100 million.  In addition, the bank group was expanded from three banks to five banks and the maturity date of this facility was extended to March 2011.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions
except per share data)	2006*	2005	2004	2003	2002

Net sales	$269.1	$227.0	$211.2	$202.0	$201.0
Gross profit	88.5	75.2	68.6	67.4	62.6
Net income	28.4	20.9	19.2	18.3	15.7
Net income per diluted share	2.25	1.67	1.56	1.50	1.31
Dividends per share	0.48	0.33	0.23	0.20	0.18
Working capital	46.2	66.9	57.3	50.9	34.0
Current ratio	2.3	3.2	2.9	2.9	2.2
Capital expenditures	29.4	19.7	13.4	10.9	4.9
Depreciation and amortization	14.8	11.7	10.9	9.8	10.7
Total assets	247.2	197.0	175.2	151.5	131.8
Long-term debt	17.2	0.4	0.5	0.6	0.7
Long-term debt as a percentage of capitalization	8.6%	0.3%	0.4%	0.5%	0.7%
Stockholders’ equity	182.3	156.5	135.4	115.7	95.9
Return on stockholders’ equity	16.8%	14.3%	15.3%	17.3%	17.8%
Stockholders’ equity per share	14.65	12.71	11.24	9.73	8.18
Shares outstanding (in 000’s)	12,445	12,313	12,047	11,897	11,732
Number of employees	1,724	1,479	1,465	1,420	1,455

Prior year amounts have been retroactively adjusted to reflect the adoption of SFAS 123R (Notes A and F).

Net income per diluted share is based on weighted average shares outstanding; stockholders’ equity per share is based on shares outstanding at year end. Shares outstanding and per share amounts have been retroactively adjusted to reflect three-for-two stock splits distributed on May 27, 2005 and December 5, 2003 (Note A).

Net sales, gross profit, net income, net income per diluted share and return on stockholders’ equity for 2003 and 2002 reflect continuing operations.  Results from a discontinued operation were income of $848,000 (including a gain on disposal) in 2003 and a loss of $120,000 in 2002.

*                 Fiscal 2006 was a 53-week period.  Fiscal 2006 results include the reversal of a $3.8 million, or $.30 per diluted share, income tax reserve (Note C).

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2006
(Dollars in thousands except per share amounts)	First	Second	Third	Fourth

Operating Results:
Net sales	$57,684	$57,527	$70,424	$83,416
Gross profit	18,531	17,875	22,114	29,996
Net income	4,487	4,393	6,056	13,444
Net income per diluted share	0.36	0.35	0.48	1.07
Dividends declared per share	0.12	0.12	0.12	0.12
Stock price:
Highest	37.66	42.15	44.90	40.02
Lowest	32.71	34.34	35.03	33.03

Fiscal 2005
(Dollars in thousands except per share amounts)	First	Second	Third	Fourth

Operating Results:
Net sales	$51,269	$53,495	$58,758	$63,517
Gross profit	16,700	16,354	19,415	22,717
Net income	3,802	3,825	5,549	7,692
Net income per diluted share	0.31	0.31	0.44	0.61
Dividends declared per share (1)	0.0667	0.1667	—	0.10
Stock price:
Highest	35.29	37.05	38.56	41.96
Lowest	27.55	32.82	31.24	34.80

Diluted share amounts are based on weighted average shares outstanding.  Per share amounts and stock prices have been retroactively adjusted to reflect a three-for-two stock split distributed on May 27, 2005 (see Notes A and K).

Common shares of the Company are traded over-the-counter on the Nasdaq National Market - symbol “CRRC.”

There were 985 stockholders of record as of September 30, 2006.

(1)       Two cash dividends were declared in the second quarter of fiscal 2005. The second dividend, declared in March 2005, was announced in conjunction with a three-for-two stock split (see Note A).  As such, no cash dividend was declared in the third quarter of fiscal 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

The Annual Report to shareholders includes forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe”, “expect”, “anticipate”, “intend”, “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders, changes in raw material costs and availability, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, changes in operating expenses including energy costs, changes in technology, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in tax regulations, changes in the Company’s effective income tax rate, and general changes in economic conditions, including currency fluctuations and changes in interest rates.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

OVERVIEW

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fifth largest book manufacturer in the United States and largest in the Northeast, offering services from prepress and production through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”) and Research & Education Association, Inc. (“REA”), as well as the recent acquisition of Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and music scores to clip art.  REA publishes test preparation and study-guide books for high school, college and graduate students, and professionals.  Creative Homeowner publishes and distributes books, home plans and related products to the home and garden market.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

				Percent Change
				2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
Net sales	$269,051	$227,039	$211,179	18.5%	7.5%
Gross profit	88,516	75,186	68,570	17.7%	9.6%
As a percentage of sales	32.9%	33.1%	32.5%
Selling and administrative expenses	50,144	42,823	38,732	17.1%	10.6%
Interest (income)/expense, net	182	(388)	(23)
Gain on real estate sale	—	—	250
Pretax income	38,190	32,751	30,111	16.6%	8.8%
Provision for income taxes	9,810	11,883	10,877
Net income	$28,380	$20,868	$19,234	36.0%	8.5%

Net income per diluted share	$2.25	$1.67	$1.56	34.7%	7.1%

Fiscal year 2006 was a 53-week period compared with 52-week periods in fiscal years 2005 and 2004. The pro rata effect of the extra week contributed approximately 2% to fiscal 2006 increases in comparison to fiscal 2005 results.

Revenues in fiscal 2006 increased in both of the Company’s operating segments compared to last year.  Acquisitions made during fiscal 2006 contributed positively to financial results, adding $24 million to sales and $.06 to earnings per diluted share.  Book manufacturing revenues were up 14% in fiscal 2006 compared to last year, reflecting higher textbook sales and the Moore Langen acquisition discussed below.  Sales in the specialty publishing segment for fiscal 2006 were up 43% compared to the prior year as a result of growth in both of the segment’s existing businesses as well as the acquisition during the third quarter of Creative Homeowner. Net income was $28.4 million, which included $3.8 million, or $.30 per diluted share, from the reversal of tax accruals resulting from a state tax audit report received during the fourth quarter and the expiration of certain statutory limitations.  Without the effect of this tax accrual reversal, net income was $24.6 million, or $1.95 per diluted share, up 18% over fiscal 2005. In fiscal 2005, revenues were 7.5 % higher than the prior year, primarily due to growth in four-color textbooks to the education market.

Business Acquisitions

On April 28, 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans, and related products for the $340-million home and garden retail book market.  On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”) an Indianapolis-based printer specializing in manufacturing book covers.  On January 6, 2004, the Company purchased substantially all of the assets of REA, a publisher of test preparation and study-guide books.  Each of these acquisitions was accounted for as a purchase, and accordingly, the financial results of Creative Homeowner and REA were included in the specialty publishing segment from the date of acquisition and the financial results of Moore Langen were included in the book manufacturing segment from the date of acquisition.

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), an accounting rule requiring the expensing of stock options.  All prior periods presented have been restated on a retrospective basis consistent with the pro forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for the vesting of stock grants as well as shares issued to directors in lieu of cash for annual retainer fees.  Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options or for shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).  Beginning with its 2006 fiscal year, with the adoption of SFAS 123R, the Company recorded stock-based compensation expense for the cost of stock options (using the Black-Scholes option-pricing model), stock grants, and shares issued under the ESPP. The incremental impact of adoption of this standard was a reduction in net income of approximately $784,000, $1,266,000 and $1,306,000 in fiscal 2006, 2005 and 2004, respectively.

The following table provides information on the impact on the accompanying income statements of adopting SFAS 123R on a retrospective basis.

	2006	2005	2004
Net income as reported	$28,380,000	$20,868,000	$19,234,000
Add: Total stock-based compensation expense, net of related tax effects	1,079,000	1,493,000	1,494,000
Less: Stock grants expense, net of related tax effects	(295,000)	(227,000)	(188,000)
Pro forma net income	$29,164,000	$22,134,000	$20,540,000

Net income per share as reported:
Basic	$2.30	$1.72	$1.61
Diluted	2.25	1.67	1.56

Pro forma net income per share:
Basic	$2.37	$1.83	$1.72
Diluted	2.31	1.77	1.66

Unrecognized stock-based compensation cost at September 30, 2006 was $1.7 million to be recognized over a weighted-average period of 2.3 years.  The cumulative effect of the adoption of SFAS 123R on the Company’s consolidated balance sheet at September 27, 2003 resulted in an increase in additional paid-in capital of $3,177,000, a reduction in retained earnings of $3,233,000, elimination of unearned compensation of $350,000, and a reduction in deferred income tax liabilities of $294,000.

The Company annually issues a combination of stock options and stock grants to its key employees under its stock plans.  Prior to 2004, stock-based awards to key employees consisted primarily of stock options.  Beginning in 2004, the Company reduced the number of stock options granted and added restricted stock awards. Stock options awarded in 2004 vested in one year.  Stock options awarded in 2005 and 2006 vest over three years. Stock grants generally vest over 3 years. Under the Company’s ESPP, eligible employees may purchase shares of stock for not less than 85% of fair market value at the end of the grant period.  Prior to 2005, the purchase price was determined based upon 85% of fair market value at the beginning or end of the grant period. In January 2005, stockholders approved a new stock equity plan for non-employee directors (the “2005 Plan”).  The option price per share is the fair market value at the time the option is granted.  The 2005 Plan replaced a plan that had allowed directors to make an election to apply their annual retainer fee toward the granting of stock options at a price per share that was $5 below the fair market value at the time of the option award. During the first quarter of fiscal 2005 prior to the adoption of the new plan, 9,000 shares were issued to non-employee directors under the previous Directors Option Plan.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

				Percent Change
				2006 vs.	2005 vs.
	2006*	2005	2004	2005	2004

Net sales	$220,115	$193,623	$177,225	13.7%	9.3%
Gross profit	63,156	57,110	49,385	10.6%	15.6%
As a percentage of sales	28.7%	29.5%	27.9%
Selling and administrative expenses	30,283	26,695	24,279	13.4%	10.0%
Interest income, net	(733)	(700)	(330)	4.7%	112.1%
Pretax income	$33,606	$31,115	$25,436	8.0%	22.3%

*Fiscal year 2006 was a 53-week period.

Within this segment, the Company focuses on three key publishing markets: education, religious and specialty trade.  Sales to the education market rose 11% in fiscal 2006 compared with 2005, with 4% of this increase attributed to the addition of Moore Langen.  Sales increased in all levels of the market, with particular strength in four-color textbooks for elementary and high schools.  The newest 4-color press installation in December 2005, and related bindery expansion, provided the necessary capacity to meet the growing demand for educational books. Sales growth in the religious and the specialty trade markets increased 2% and 9%, respectively, compared with the prior year. In fiscal 2005, compared with fiscal 2004, sales to the education market rose 15%, with gains achieved at all levels, from elementary and high school through college.  Growth in four-color textbooks to the education market was particularly strong in fiscal 2005, enabled by a new four-color press installed in April 2004. In the religious market, sales were flat in 2005 compared to the prior year, reflecting a decision to discontinue manufacturing certain low-priced work.  Sales to the specialty trade market were up 7% in fiscal 2005 compared to 2004 as a result of strong demand late in the year.

Gross profit in this segment increased 11% to $63.2 million compared with 2005, reflecting the increased sales volume. As a percentage of sales, gross profit decreased slightly to 28.7% in fiscal 2006 from 29.5% in 2005, reflecting a $1.8 million increase in utility costs as well as the impact of a highly competitive industry environment. In 2005, gross profit in this segment increased by 16% compared with 2004 and as a percentage of sales, increased to 29.5% in 2005 from 27.9% in 2004.  Growth in sales volume, especially in four-color textbooks, and continued productivity gains, more than offset the effects of increased energy and medical costs.

Selling and administrative expenses in this segment were $30.3 million, up $3.6 million or 13% over the prior year.  This increase was primarily due to the addition of Moore Langen and the 53rd week in fiscal 2006.  As a percentage of sales, selling and administrative expenses were 13.8% in 2006, comparable to the prior year.  In 2005, selling and administrative expenses were $26.7 million, 10% higher than 2004, reflecting higher compensation costs of approximately $1.5 million associated with increased sales and profitability, as well as audit, legal and other expenses related to compliance with the provisions of Sarbanes-Oxley. As a percentage of sales, selling and administrative expenses increased slightly to 13.8% in 2005 from 13.7% in 2004.

Intercompany interest income allocated to the book manufacturing segment in fiscal 2006 increased to $733,000 compared to $700,000 in 2005. This increase was primarily the result of higher interest rates offset in part by interest expense allocated to Moore Langen. The increase in allocated interest income in fiscal 2005 from $330,000 in 2004 reflects cash generated within the segment as well as higher interest rates.

Pretax income in the Company’s book manufacturing segment in fiscal 2006 increased 8% to $33.6 million, or, on an after-tax basis, $1.73 per diluted share compared to $31.1 million, or $1.62 per diluted share, in 2005.  Fiscal 2005 pretax income of $31.1 million, or $1.62 per diluted share, increased 22% compared to $25.4 million, or $1.35 per diluted share, in 2004.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

				Percent Change
				2006 vs.	2005 vs.
	2006*	2005	2004	2005	2004

Net sales	$57,549	$40,254	$40,787	43.0%	-1.3%
Gross profit	25,468	18,487	19,545	37.8%	-5.4%
As a percentage of sales	44.3%	45.9%	47.9%
Selling and administrative expenses	18,431	14,292	12,723	29.0%	12.3%
Interest expense, net	915	312	307	193.3%	1.6%
Pretax income	$6,122	$3,883	$6,515	57.7%	-40.4%

*Fiscal year 2006 was a 53-week period.

The Company’s specialty publishing segment is comprised of Dover, REA since its acquisition in January 2004, and Creative Homeowner since its acquisition on April 28, 2006.  Creative Homeowner is a New Jersey-based publisher and distributor of books, home plans, and related products for the $340-million home and garden retail book market.  Fiscal 2006 sales in this segment were $57.5 million, a 43% increase over the prior year, with approximately $12 million of the increase attributable to the addition of Creative Homeowner.  Dover’s sales increased 12% in fiscal 2006 to $39.0 million compared to 2005, including a 17% increase in trade sales, a 16% increase in international sales, and a 6% increase in direct-to-consumer sales.  Sales at REA increased 20% in fiscal 2006 compared to the prior year.  The sales growth at both Dover and REA reflect the success of new marketing and merchandising programs as well as the completion of information technology and distribution upgrades which enhanced customer service and accelerated deliveries. The segment reported fiscal 2005 sales of $40.3 million, down 1% from $40.8 million in fiscal 2004.  REA sales totaled $5.6 million in fiscal 2005 compared to $3.9 million in 2004, which was a partial year starting at the date of acquisition in January 2004.  Dover sales were down 6% in 2005 to $34.7 million compared to the prior year.  The decline at Dover reflected soft sales to trade retailers as well as fourth-quarter shipment delays and a resulting increase in order backlogs of approximately $600,000 in conjunction with a major warehouse relocation project and the implementation of an enterprise-wide information system.  Despite these difficulties, Dover’s direct-to-consumer sales for 2005 were up 12% over 2004.

Gross profit in this segment increased 38% to $25.5 million in 2006 reflecting the improvement in Dover’s sales and the contribution of Creative Homeowner.  As a percentage of sales, gross profit was 44.3 % compared to 45.9% in 2005, resulting from costs associated with the acquisition of Creative Homeowner.  Creative Homeowner’s gross profit percentage since acquisition was 32%, including the cost associated with a required purchase accounting write-up to fair market value of approximately $370,000 in their opening inventory and which had been sold and charged to cost of sales during 2006.  Gross profit in the specialty publishing segment was $18.5 million in 2005 compared to $19.5 million in 2004.  Dover’s gross profit as a percentage of sales decreased to 46.2% from 49.4% in the prior year, reflecting the reduction in sales.  In addition, Dover incurred costs of approximately $500,000 in 2005 in connection with relocating a significant portion of Dover’s leased offsite warehousing space to available warehouse space owned by the Company.  REA’s gross profit percentage for fiscal 2005 was 44.2% versus 34.4% in 2004.  This improvement was due, in large part, to the expense related to a required purchase accounting write up of inventory to fair market value when REA was acquired.  The original inventory write up was approximately $1 million and was being expensed as the acquired inventory was sold.  Approximately $250,000 of the inventory write up was expensed in 2005 compared to $600,000 in 2004.

Selling and administrative expenses for this segment were $18.4 million in 2006, up from $14.3 million in 2005.  The acquisition of Creative Homeowner represents approximately $3.0 million of the increase.  Creative Homeowner’s selling and administrative expenses include approximately $325,000 for amortization of intangibles.  Selling and administrative expenses for Dover and REA increased by $1.1 million, or 8%, compared to the prior year, primarily as a result of increased sales and related marketing expenses.  As a percentage of sales, selling and administrative expenses in 2006 decreased to 32.0% from 35.5% in the prior year.  In 2005, selling and administrative expenses in the specialty publishing segment were $14.3 million, an increase of 12% over 2004, primarily as a result of the addition of REA to the segment in January 2004 and increases in sales and marketing activities at Dover.  In addition, a project was underway in 2005 to replace information systems at Dover with a new fully integrated system.  The implementation of the SAP system and other process improvements began in July 2005 at Dover and added approximately $200,000 of expenses in 2005.

Intercompany interest expense is allocated to the specialty publishing segment based on the acquisition cost of Dover, REA, and Creative Homeowner, reduced by cash generated by each business since acquisition.  Such intercompany interest expense in fiscal 2006 was $915,000 compared to $312,000 in 2005 and $307,000 in 2004.  The increase in interest expense allocated to this segment in 2006 reflects the $37 million acquisition of Creative Homeowner.  Intercompany interest expense for Dover and REA decreased in 2006 reflecting the benefit of cash generated by these businesses.  Intercompany interest expense for Dover and REA was comparable between fiscal 2005 and 2004.

In fiscal 2006, pretax income in the specialty publishing segment increased 58% over the prior year to $6.1 million, or, on an after-tax basis, $.31 per diluted share.  Pretax income in fiscal 2005 was $3.9 million, or, on an after-tax basis, $.19 per diluted share, compared to $6.5 million, or $.33 per diluted share in 2004.  REA contributed approximately $170,000 to pretax income, or $.01 per diluted share, in 2004.

Total Consolidated Company

Interest expense, net of interest income, was $182,000 in fiscal 2006 while interest income, net of interest expense, was $388,000 in 2005 and $23,000 in 2004.  During the past three years, the Company had not borrowed under its revolving credit facility until April 2006 when approximately $20 million was borrowed towards the purchase of Creative Homeowner.  Average debt in 2006 under the revolving credit facility was approximately $6.9 million at an average annual interest rate of 5.7%.  Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in 2006 averaged approximately $11.6 million at an average annual interest rate of 3.9%.  The Company’s average cash investments for 2005 were approximately $26.5 million, earning a 2.5% average annual interest rate, and approximately $17.7 million for 2004, earning at an average annual interest rate of 1.3%.  These investments generated interest income of approximately $450,000 in 2006, $666,000 in 2005, and $230,000 in 2004. Capitalized interest, related to a new four-color press, was $74,000 in 2004.  No interest was capitalized in 2006 or 2005.

Other income in 2004 is comprised of a pretax gain of approximately $250,000 resulting from the sale of an unused portion of the Company’s multi-building manufacturing complex in Westford, Massachusetts.

During the fourth quarter of 2006, the Company reversed an income tax accrual pursuant to receipt of a state tax audit report and the expiration of certain statutory limitations.  As a result, the Company’s 2006 effective tax rate reflects a reduction in its income tax expense of $3.8 million, or $.30 per diluted share. Without the effect of this tax accrual reversal, the effective tax rate was 35.6% compared to 36.3% in 2005.  This decline in the effective tax rate is due in large part to the impact of the retrospective adoption of SFAS 123R at the beginning of fiscal 2006.  Although non-deductible stock compensation costs increased the effective tax rate by 0.4% in fiscal 2006, the impact in 2005 was higher at 0.9%.  In addition, the fiscal 2006 tax rate reflects a federal tax benefit for manufacturers associated with the American Jobs Creation Act of 2004. The Company’s effective tax rate for 2005 was 36.3% compared to 36.1% for 2004, reflecting a reduced federal tax benefit from export related income associated with the American Jobs Creation Act of 2004.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 118,000 shares in 2006 and 136,000 shares in 2005.  These increases were primarily due to options exercised and shares issued under the Company’s stock plans and the impact of potentially dilutive shares.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $39.2 million of cash in 2006 compared to $34.2 million in 2005.  Net income for 2006 was $28.4 million, stock-based compensation was $1.4 million, depreciation was $11.1 million, amortization of prepublication costs was $3.4 million, and amortization of intangible assets was $0.3 million.  Working capital changes used approximately $6.1 million of cash, as a result of an increase in accounts receivable and a reduction in accrued taxes.

Investment activities in 2006 used $84.8 million of cash, including $51.2 million for the acquisitions of Moore Langen and Creative Homeowner.  Capital expenditures were approximately $29.4 million, including approximately $21 million for new four-color presses and related equipment and an expansion of the Kendallville, Indiana facility.  A four-color press was installed in December 2005 and deposits were made on another four-color press to be installed in December 2006.  This press is identical to the presses installed in April 2004 and December 2005.  Capital also included investments to increase productivity, lower costs and improve employee safety.  For fiscal 2007, capital expenditures are expected to be approximately $25 to $28 million.  This amount includes completing the current four-color expansion program, as well as expanding capacity in the religious book manufacturing operation. Prepublication costs in 2006 were approximately $4.3 million, reflecting increased investments in new title offerings at Dover and REA as well as the acquisition of Creative Homeowner.  These costs are expected to increase to approximately $5 million in 2007, reflecting a full year of Creative Homeowner publishing activity and modest growth at Dover and REA.

Financing activities provided approximately $13.1 million of cash in 2006.  The Company borrowed approximately $20 million under the revolving credit facility towards the purchase of Creative Homeowner in April.  At September 30, 2006, the Company had $16.9 million in borrowings under its $60 million long-term revolving credit facility.  Dividend payments in 2006 were $5.9 million, 46% higher than the $4.1 million paid in 2005.  Proceeds from stock plans were $1.7 million, primarily from the exercise of stock options.  The revolving credit facility, which bears interest at a floating rate, is used by the Company for both its long-term and short-term financing needs.  In May 2006, the Company increased the amount available under this facility from $45 million to $60 million and extended the maturity date to March 2009.  In November 2006, subsequent to fiscal 2006 year end, the revolving credit facility was increased to $100 million, the bank group was expanded from three banks to five banks and the maturity date was extended to 2011.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2007.

The following table summarizes the Company’s contractual obligations and commitments at September 30, 2006 to make future payments as well as its existing commercial commitments.  Purchase obligations represent amounts for capital commitments for a new 4-color press and other projects.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual Payments:
Long-Term Debt	$17,311	$88	$17,069	$154	$—
Operating Leases	10,432	3,103	3,727	2,056	1,546
Purchase Obligations	14,700	14,100	600	—	—
Other Long-Term Liabilities	3,037	—	1,413	350	1,274
Total	$45,480	$17,291	$22,809	$2,560	$2,820

Long-term debt includes $16.9 million under the Company’s revolving credit facility, which had a maturity date of March 2009 as of September 30, 2006.  In November 2006, the maturity date of this facility was extended to 2011.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 applies to fiscal years beginning after December 15, 2006; the Company’s 2008 fiscal year.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which will be effective at the end of the Company’s 2007 fiscal year.  The Company does not believe the adoption of either FIN No. 48 or SFAS 158 will have a material effect on its consolidated financial position, results of operations or cash flows.

RISKS

Our businesses operate in markets that are highly competitive, and the Company faces competition on the basis of price, product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.  Some of our competitors have greater sales, assets and financial resources than our Company and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies. These competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share. The Company derived approximately 40% of its 2006 revenues, 47% of its 2005 revenues, and 44% of its 2004 revenues from two major customers.  A significant reduction in order volumes or price levels from either of them could have a material adverse effect on the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.   On an ongoing basis, management evaluates its estimates and judgments, including those related to collectibility of accounts receivable, recovery of inventories, impairment of goodwill and other intangibles, prepublication costs and income taxes.  Management bases its estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Actual results may differ from these estimates.  The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

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

Goodwill and Other Intangibles Other intangibles include customer lists which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 30, 2006 resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
	BALANCE AT	CHARGED TO			BALANCE
	BEGINNING	COSTS AND		OTHER	AT END
	OF PERIOD	EXPENSES	DEDUCTIONS	CHANGES(1)	OF PERIOD

Allowance for uncollectible accounts:

Fiscal year ended September 30, 2006	$1,139,000	$241,000	$87,000	$300,000	$1,593,000

Fiscal year ended September 24, 2005	$1,630,000	$200,000	$691,000		$1,139,000

Fiscal year ended September 25, 2004	$1,741,000	$75,000	$236,000	$50,000	$1,630,000

Returns allowance:

Fiscal year ended September 30, 2006	$202,000	$2,363,000	$2,335,000	$1,400,000	$1,630,000

(1)   Other changes reflect amounts related to business acquisitions.

S-1