Form 10-Q
period 2006-12-30
COURIER CORP
filed 2007-02-08
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes   ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2007
Common Stock, $1 par value	12,482,751 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 30,	December 24,
	2006	2005

Net sales	$64,312	$57,684
Cost of sales	44,168	39,153

Gross profit	20,144	18,531

Selling and administrative expenses	13,501	11,680
Interest expense (income), net	222	(148)

Pretax income	6,421	6,999

Provision for income taxes (Note C)	2,398	2,512

Net income	$4,023	$4,487

Net income per share (Note D):

Basic	$0.32	$0.37

Diluted	$0.32	$0.36

Cash dividends declared per share	$0.18	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	December 30,	September 30,
ASSETS	2006	2006

Current assets:
Cash and cash equivalents	$1,506	$1,483
Accounts receivable, less allowance for uncollectible accounts of $1,646 at December 30, 2006 and $1,593 at September 30, 2006	42,337	46,002
Inventories (Note B)	33,534	29,565
Deferred income taxes	3,701	3,703
Other current assets	936	1,110

Total current assets	82,014	81,863

Property, plant and equipment, less accumulated depreciation: $132,458 at December 30, 2006 and $129,323 at September 30, 2006	90,007	85,248

Goodwill (Note A)	55,406	55,406

Other intangibles, net (Note A)	13,490	13,691

Prepublication costs (Note A)	9,668	9,327

Other assets	1,679	1,653

Total assets	$252,264	$247,188

The accompanying notes are an integral part of the consolidated financial statements.

	December 30,	September 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2006

Current liabilities:
Current maturities of long-term debt	$88	$88
Accounts payable	17,650	15,778
Accrued payroll	5,960	9,534
Accrued taxes	2,312	3,362
Other current liabilities	8,090	6,928

Total current liabilities	34,100	35,690

Long-term debt	20,948	17,222
Deferred income taxes	9,481	8,913
Other liabilities	2,791	3,037

Total liabilities	67,320	64,862

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,465,000 at December 30, 2006 and 12,445,000 at September 30, 2006	12,465	12,445
Additional paid-in capital	9,409	8,592
Retained earnings	163,070	161,289

Total stockholders’ equity	184,944	182,326

Total liabilities and stockholders’ equity	$252,264	$247,188

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 30,	December 24,
	2006	2005

Operating Activities:
Net income	$4,023	$4,487
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	4,405	3,370
Stock based compensation	363	336
Deferred income taxes	570	159
Changes in assets and liabilities:
Accounts receivable	3,665	2,537
Inventory	(3,969)	526
Accounts payable	1,872	(2,032)
Accrued taxes	(1,050)	915
Other elements of working capital	(2,238)	(639)
Other, net	(252)	82

Cash provided from operating activities	7,389	9,741

Investment Activities:
Capital expenditures	(7,895)	(7,408)
Business acquisition, net of cash acquired	—	(14,163)
Prepublication costs	(1,405)	(777)

Cash used for investment activities	(9,300)	(22,348)

Financing Activities:
Long-term debt borrowings (repayments)	3,726	(21)
Cash dividends	(2,242)	(1,479)
Proceeds from stock plans	475	161
Excess tax benefits from stock-based compensation	(25)	—

Cash provided from (used for) financing activities	1,934	(1,339)

Increase (decrease) in cash and cash equivalents	23	(13,946)

Cash and cash equivalents at the beginning of the period	1,483	34,038

Cash and cash equivalents at the end of the period	$1,506	$20,092

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of December 30, 2006, the statements of income for the three-month periods ended December 30, 2006 and December 24, 2005, and the statements of cash flows for the three-month periods ended December 30, 2006 and December 24, 2005 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 30, 2006 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Form 10-K and Annual Report for the year ended September 30, 2006.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three years for Research & Education Association, Inc. (“REA”), four years for Dover Publications, Inc. (“Dover”) and five years for Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).

Goodwill and Other Intangibles

The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or circumstances in the period presented.  Other intangibles include customer lists related to the fiscal 2006 acquisitions of Creative Homeowner and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively (Note G).  Amortization expense related to customer lists in the first quarters of fiscal 2007 and 2006 was approximately $200,000 and $4,000, respectively.

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

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 38% and 37% of the Company’s inventories at December 30, 2006 and September 30, 2006, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 30, 2006	September 30, 2006
Raw materials	$4,410	$3,910
Work in process	8,517	6,295
Finished goods	20,607	19,360
Total	$33,534	$29,565

C.            INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 30, 2006		December 24, 2005
Federal taxes at statutory rates	$2,247	35.0%	$2,450	35.0%
State taxes, net of federal benefit	214	3.3	207	3.0
Federal manufacturers’ deduction	(55)	(0.9)	(73)	(1.1)
Tax benefit of export related income	(22)	(0.3)	(112)	(1.6)
Stock-based compensation (Note F)	8	0.1	37	0.5
Other	6	0.1	3	0.1
Total	$2,398	37.3%	$2,512	35.9%

D.            NET INCOME PER SHARE

The following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method,   consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 30, 2006	December 24, 2005

Average shares outstanding for basic	12,415	12,289
Effect of potentially dilutive shares	241	262
Average shares outstanding for diluted	12,656	12,551

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

The following table provides segment information for the three-month periods ended December 30, 2006 and December 24, 2005.

	(000’s Omitted)
	Three Months Ended
	December 30, 2006	December 24, 2005

Net sales:
Book manufacturing	$49,962	$48,234
Specialty publishing	16,758	10,921
Elimination of intersegment sales	(2,408)	(1,471)
Total	$64,312	$57,684

Income before taxes:
Book manufacturing	$5,891	$6,163
Specialty publishing	807	1,085
Stock-based compensation	(363)	(336)
Elimination of intersegment profit	86	87
Total	$6,421	$6,999

F.             STOCK-BASED COMPENSATION

With the adoption of SFAS 123R, “Share-Based Payment,” at the beginning of fiscal 2006, the Company records stock-based compensation expense for the cost of stock options, stock grants, and shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarter of fiscal 2007 and 2006 was $363,000 and $336,000, respectively.  The related tax benefit recognized in the first quarter of fiscal 2007 and 2006 was $112,000 and $80,000, respectively. Unrecognized stock-based compensation cost at December 30, 2006 was $1.6 million, to be recognized over a weighted-average period of 2.3 years.

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees. Stock options and stock grants generally vest over 3 years.  During the first quarter of fiscal 2007, 4,100 restricted stock awards were granted with a weighted-average fair value of $38.80 per share.  At December 30, 2006, non-vested restricted stock grants outstanding were 40,070 shares with a weighted-average grant-date fair value of $34.29.

The following table provides stock option activity under this plan in the first quarter of fiscal 2007:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 30, 2006	401,891	$21.69
Issued	500	38.98
Exercised	(6,518)	18.64		$132,705
Outstanding at December 30, 2006	395,873	$21.76	3.2	$6,814,073

Exercisable at December 30, 2006	333,763	$19.01	2.9	$6,662,805
Available for future grants	271,925

Directors’ Option Plan: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the 2005 Plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years. The 2005 Plan replaced the previous non-employee directors’ plan, which had been adopted in 1989.  The following table provides activity under these plans in the first quarter of fiscal 2007:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 30, 2006	185,127	$25.78
Issued	—	—
Exercised	(9,969)	35.50		$24,375
Outstanding at December 30, 2006	175,158	$25.23	2.3	$2,406,484

Exercisable at December 30, 2006	175,158	$25.23	2.3	$2,406,484
Available for future grants	135,684

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During the first quarter of fiscal 2007, no shares were issued under the ESPP.

G.            BUSINESS ACQUISITIONS

On October 17, 2005, the Company acquired Moore Langen, an Indianapolis-based printer specializing in book covers, in a $15 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment in the consolidated financial statements from the date of acquisition. On April 28, 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans and related products for the home and garden retail book market.  The Company purchased 100% of the stock in a $37 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Creative Homeowner’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fourth largest book manufacturer in the United States and largest in the Northeast, offering services from prepress and production through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”) and Research & Education Association, Inc. (“REA”), as well as the April 2006 acquisition of Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.  Creative Homeowner publishes and distributes books, home plans and related products to the home and garden market.

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 30, 2006	December 24, 2005	% Change

Net sales	$64,312	$57,684	11.5%
Gross profit	20,144	18,531	8.7%
As a percentage of sales	31.3%	32.1%
Selling and administrative expenses	13,501	11,680	15.6%
Interest (income) expense, net	222	(148)
Pretax income	6,421	6,999	-8.3%
Net income	$4,023	$4,487	-10.3%
Net income per diluted share	$0.32	$0.36	-11.1%

Revenues in the first quarter of fiscal 2007 increased in both of the Company’s operating segments compared to the same period last year despite a slowdown in text book demand during the early fall for the book manufacturing segment and a lackluster start to the holiday season at major retail chains for the specialty publishing segment.  Book manufacturing revenues were up 4% reflecting modest growth in textbook sales and several large orders from specialty trade publishers.  Sales in the specialty publishing segment were up 53%, reflecting incremental sales pursuant to the April 2006 acquisition of Creative Homeowner and continued sales growth at REA, offsetting a 13% decline in sales at Dover.

Business Acquisitions

On April 28, 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans and related products for the home and garden retail book market.  The acquisition was accounted for as a purchase, and accordingly, Creative Homeowner’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition. On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in book covers.  The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment from the date of acquisition.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 30, 2006	December 24, 2005	% Change

Net sales	$49,962	$48,234	3.6%
Gross profit	13,052	13,564	-3.8%
As a percentage of sales	26.1%	28.1%
Selling and administrative expenses	7,379	7,600	-2.9%
Interest income	(218)	(199)
Pretax income	$5,891	$6,163	-4.4%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market rose 2% in the first quarter of fiscal 2007 compared to last year.  Textbook demand started very slowly in the beginning of the quarter, but picked up strongly, primarily due to sales of college textbooks.  The increased order flow towards the end of the quarter coincided with the installation and start up in December 2006 of another four-color press.  Sales to the religious market were down 3% from last year’s first quarter, reflecting normal fluctuations related to order timing.  Sales to the specialty trade market were up 14% for the first quarter, as a result of a few large one-time orders.

Gross profit in this segment decreased by 4% to $13.1 million for the quarter, and as a percentage of sales decreased to 26.1% from 28.1% in last year’s first quarter.  This decrease was attributable to the lower sales growth, a less favorable product mix, and the impact of a highly competitive industry environment which exceeded productivity gains and cost reductions.

Selling and administrative expenses for the segment decreased 3% in the first quarter to $7.4 million and, as a percentage of sales, decreased to 14.8% from 15.8% last year.

Intercompany interest income allocated to the book manufacturing segment in the first quarter increased to $218,000 compared to $199,000 last year.

First quarter pretax income in this segment was $5.9 million, or, on an after-tax basis, $.30 per diluted share, a decrease of 4% from $6.2 million, or $.32 per diluted share, in the corresponding quarter last year.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 30, 2006	December 24, 2005	% Change

Net sales	$16,758	$10,921	53.4%
Gross profit	7,005	4,880	43.5%
As a percentage of sales	41.8%	44.7%
Selling and administrative expenses	5,760	3,744	53.8%
Interest expense	438	51
Pretax income	$807	$1,085	-25.6%

The Company’s specialty publishing segment reported first quarter sales of $16.8 million, up 53% from $10.9 million in last year’s first quarter.  The increase was attributable to the Creative Homeowner acquisition adding $6.9 million to sales in the first quarter, as well as sales growth at REA.  Sales at Dover were down 13% following an exceptionally strong fourth quarter in fiscal 2006.  In addition, a number of large retail chains reported increased sales of Dover books to their customers during the period while Dover sales to these same retailers were down, leaving them with lower inventories.  Sales to smaller retailers were down 6% in the Company’s first quarter compared to the same period last year, however orders received from these retailers increased 11% over last year.  This disparity between orders and sales was due, in large part, to last year’s $600,000 backlog reduction in the first quarter following the completion of a warehouse consolidation and the implementation of SAP, an enterprise-wide information system.

Gross profit as a percentage of sales for the segment decreased in the quarter to 41.8% from 44.7% in the corresponding period last year.  Creative Homeowner reduced the overall gross profit percentage in the segment because of their lower-margin distribution business.  REA’s gross profit percentage continued to improve in the first quarter while Dover’s decreased slightly due to the lower sales volume, despite productivity improvements and lower costs compared to the first quarter last year.

Selling and administrative expenses in this segment were $5.8 million in the first quarter, an increase of 54%, primarily due to the addition of Creative Homeowner to this year’s first quarter.  As a percentage of sales, selling and administrative expenses were 34.4%, which was comparable to the first quarter last year.

Intercompany interest expense is allocated to the specialty publishing segment based on acquisition costs, reduced by cash generated by each business since acquisition.  Interest expense for the first quarter of fiscal 2007 was $438,000 compared to $51,000 last year.  The increase reflects the $37 million purchase of Creative Homeowner in April 2006.

Pretax income in the specialty publishing segment for the first quarter was $0.8 million, or, on an after-tax basis, $.04 per diluted share, compared to $1.1 million, or $.06 per diluted share in last year’s first quarter.

Total Consolidated Company

Interest expense, net of interest income, was $222,000 in the first quarter of fiscal 2007, compared to net interest income of $148,000 in the same period of fiscal 2006.  Average debt under the revolving credit facility in the first quarter of fiscal 2007 was approximately $18.7 million at an average annual interest rate of 5.8%, generating interest expense of approximately $275,000.  Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Interest capitalized in the first three months of fiscal 2007 was approximately $125,000; no such interest was capitalized last year.  In the first quarter of fiscal 2006, cash investments averaged approximately $23 million invested at an average annual interest rate of 3.6%, generating interest income of approximately $200,000.

The Company’s effective tax rate for the first quarter of fiscal 2007 was 37.3% compared to 35.9% for the same period last year.  The increase in the effective tax rate reflects the phase out of the tax benefit of export related income and a slower phase in of the tax benefit for manufacturers.  In addition, there was a slight increase in the Company’s effective state tax rate.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 105,000 shares over last year’s first quarter.  The increase was largely due to options exercised and shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first three months of fiscal 2007, operations provided approximately $7.4 million of cash.  Net income was $4.0 million and depreciation and amortization were $4.4 million.  Working capital increased by approximately $1.7 million, including a $4 million increase in inventories, of which $2 million was a growth in work in process.

Investment activities in the first quarter of fiscal 2007 used approximately $9.3 million of cash. Capital expenditures were approximately $7.9 million, primarily for the four-color press that was installed in December 2006 in the Kendallville, Indiana facility as well as a related bindery expansion. This press is identical to the presses installed in April 2004 and December 2005.  For the entire fiscal year, capital expenditures are expected to be approximately $25 to $28 million.  This amount includes completion of the current four-color expansion program at Kendallville as well as expansion of printing and binding capacity in the religious book manufacturing operation in Philadelphia.  Prepublication costs were $1.4 million compared to $0.8 million in the first three months last year, primarily from the addition of Creative Homeowner.  For the full fiscal year, prepublication costs are projected to be approximately $5 million.

Financing activities for the first three months of fiscal 2007 provided approximately $1.9 million of cash.  Cash dividends were $2.2 million while proceeds from stock plans were $0.5 million, primarily from the exercise of stock options, and borrowings increased by $3.7 million.  At December 30, 2006, the Company had $20.6 million in borrowings under its $100 million long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  In November 2006, the Company increased the amount available under this facility to $100 million and extended the maturity date to March 2011.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2007.

The following table summarizes the Company’s contractual obligations and commitments at September 30, 2006 to make future payments as well as its existing commercial commitments except, as noted, for purchase obligations (which represent capital commitments) and for long-term debt (which includes the revolving credit facility), which are as of December 30, 2006.

		(000’s Omitted)
		Payments due by period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual Payments:
Long-Term Debt (1)	$21,036	$88	$20,794	$154	$—
Operating Leases	10,432	3,103	3,727	2,056	1,546
Purchase Obligations (1)	11,150	10,550	600	—	—
Other Long-Term Liabilities	3,037	—	1,413	350	1,274
Total	$45,655	$13,741	$26,534	$2,560	$2,820

(1) Represent amounts at December 30, 2006.

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

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report for the year ended September 30, 2006 on Form 10-K include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders, changes in raw material costs and availability, pricing actions by competitors, consolidation among customers and competitors, success in the integration of acquired businesses, changes in operating expenses including energy costs, changes in technology, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in tax regulations, changes in the Company’s effective income tax rate, and general changes in economic conditions, including currency fluctuations and changes in interest rates.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

	Exhibit No.	Description

10.1

Amendment, dated November 9, 2006, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, Sovereign Bank, Citizens Bank of Massachusetts, KeyBank National Association, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, N.A., providing for a $100 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated November 15, 2006, and incorporated herein by reference).

	31.1*	Certification of Chief Executive Officer
	31.2*	Certification of Chief Financial Officer
	32.1*	Certification of Chief Executive Officer
	32.2*	Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

February 8, 2007	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

February 8, 2007	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer
February 8, 2007	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment, dated November 9, 2006, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, Sovereign Bank, Citizens Bank of Massachusetts, KeyBank National Association, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, N.A., providing for a $100 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated November 15, 2006, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

* Filed herewith.