Form 10-Q
period 2007-03-31
COURIER CORP
filed 2007-05-10
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common Stock, $1 par value	12,530,852 shares

COURIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 31,	March 25,	March 31,	March 25,
	2007	2006	2007	2006

Net sales	$76,336	$57,527	$140,648	$115,211
Cost of sales	52,706	39,652	96,874	78,805

Gross profit	23,630	17,875	43,774	36,406

Selling and administrative expenses	14,203	11,123	27,704	22,803
Interest expense (income), net	476	(100)	698	(248)

Pretax income	8,951	6,852	15,372	13,851

Provision for income taxes (Note C)	3,342	2,459	5,740	4,971

Net income	$5,609	$4,393	$9,632	$8,880

Net income per share (Note D):

Basic	$0.45	$0.36	$0.77	$0.72

Diluted	$0.44	$0.35	$0.76	$0.71

Cash dividends declared per share	$0.18	$0.12	$0.36	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31,	September 30,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$1,368	$1,483
Accounts receivable, less allowance for uncollectible accounts of $1,719 at March 31, 2007 and $1,593 at September 30, 2006	44,084	46,002
Inventories (Note B)	35,371	29,565
Deferred income taxes	3,694	3,703
Other current assets	1,061	1,110

Total current assets	85,578	81,863

Property, plant and equipment, less accumulated depreciation: $134,982 at March 31, 2007 and $129,323 at September 30, 2006	90,398	85,248

Goodwill (Note A)	55,406	55,406

Other intangibles, net (Note A)	13,290	13,691

Prepublication costs (Note A)	9,885	9,327

Other assets	1,697	1,653

Total assets	$256,254	$247,188

The accompanying notes are an integral part of the consolidated financial statements.

	March 31,	September 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006

Current liabilities:
Current maturities of long-term debt	$88	$88
Accounts payable	16,068	15,778
Accrued payroll	7,323	9,534
Accrued taxes	702	3,362
Other current liabilities	5,306	6,928

Total current liabilities	29,487	35,690

Long-term debt	24,265	17,222
Deferred income taxes	10,037	8,913
Other liabilities	2,975	3,037

Total liabilities	66,764	64,862

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,515,000 at March 31, 2007 and 12,445,000 at September 30, 2006	12,515	12,445
Additional paid-in capital	10,548	8,592
Retained earnings	166,427	161,289

Total stockholders’ equity	189,490	182,326

Total liabilities and stockholders’ equity	$256,254	$247,188

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	SIX MONTHS ENDED
	March 31,	March 25,
	2007	2006

Operating Activities:
Net income	$9,632	$8,880
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	9,250	7,101
Stock based compensation	726	696
Deferred income taxes	1,133	748
Changes in assets and liabilities:
Accounts receivable	1,918	1,229
Inventory	(5,806)	(3,524)
Accounts payable	290	(1,078)
Accrued taxes	(2,660)	(1,928)
Other elements of working capital	(3,784)	(1,660)
Other, net	(189)	(339)

Cash provided from operating activities	10,510	10,125

Investment Activities:
Capital expenditures	(11,793)	(11,793)
Business acquisition, net of cash acquired	—	(14,163)
Prepublication costs	(2,757)	(1,600)

Cash used for investment activities	(14,550)	(27,556)

Financing Activities:
Long-term debt borrowings (repayments)	7,043	(42)
Cash dividends	(4,494)	(2,958)
Proceeds from stock plans	1,175	695
Excess tax benefits from stock-based compensation	201	—

Cash provided from (used for) financing activities	3,925	(2,305)

Decrease in cash and cash equivalents	(115)	(19,736)

Cash and cash equivalents at the beginning of the period	1,483	34,038

Cash and cash equivalents at the end of the period	$1,368	$14,302

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of March 31, 2007, the statements of income for the three-month and six-month periods ended March 31, 2007 and March 25, 2006, and the statements of cash flows for the six-month periods ended March 31, 2007 and March 25, 2006 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

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

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three years for Research & Education Association, Inc. (“REA”), four years for Dover Publications, Inc. (“Dover”) and five years for Federal Marketing Corporation d/b/a Creative Homeowner (“Creative Homeowner”).

Goodwill and Other Intangibles

The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or circumstances in the period presented.  Other intangibles include customer lists related to the fiscal 2006 acquisitions of Creative Homeowner and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively (Note G).  Amortization expense related to customer lists in the second quarters of fiscal 2007 and 2006 was approximately $200,000 and $5,000, respectively, and for the first six months of fiscal 2007 and 2006 was approximately $400,000 and $9,000, respectively.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 applies to fiscal years beginning after December 15, 2006; the Company’s 2008 fiscal year.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which will be effective at the end of the Company’s 2007 fiscal year.  The Company does not believe the adoption of either FIN No. 48 or SFAS 158 will have a material effect on its consolidated financial position, results of operations or cash flows.

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 44% and 37% of the Company’s inventories at March 31, 2007 and September 30, 2006, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 31, 2007	September 30, 2006
Raw materials	$5,220	$3,910
Work in process	8,917	6,295
Finished goods	21,234	19,360
Total	$35,371	$29,565

C.            INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	March 31, 2007		March 25, 2006
Federal taxes at statutory rates	$3,133	35.0%	$2,400	35.0%
State taxes, net of federal benefit	290	3.2	203	3.0
Federal manufacturers’ deduction	(77)	(0.9)	(72)	(1.1)
Tax benefit of export related income	(33)	(0.4)	(110)	(1.6)
Stock-based compensation (Note F)	13	0.1	37	0.5
Other	16	0.2	1	—
Total	$3,342	37.3%	$2,459	35.9%

	(000’s Omitted)
	Six Months Ended
	March 31, 2007		March 25, 2006
Federal taxes at statutory rates	$5,380	35.0%	$4,849	35.0%
State taxes, net of federal benefit	504	3.3	411	3.0
Federal manufacturers’ deduction	(132)	(0.9)	(145)	(1.1)
Tax benefit of export related income	(55)	(0.4)	(222)	(1.6)
Stock-based compensation (Note F)	21	0.1	75	0.5
Other	22	0.1	3	0.1
Total	$5,740	37.3%	$4,971	35.9%

D.            NET INCOME PER SHARE

The following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006

Average shares outstanding for basic	12,446	12,307	12,431	12,298
Effect of potentially dilutive shares	236	274	242	270
Average shares outstanding for diluted	12,682	12,581	12,673	12,568

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

In evaluating segment performance, management primarily focuses on income or loss before taxes, stock-based compensation and other income.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, legal, human resources and engineering, and include depreciation and amortization expense related to corporate assets.

The following table provides segment information for the quarter and six-month periods ended March 31, 2007 and March 25, 2006.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006

Net sales:
Book manufacturing	$60,464	$49,431	$110,426	$97,665
Specialty publishing	18,160	10,262	34,918	21,183
Elimination of intersegment sales	(2,288)	(2,166)	(4,696)	(3,637)
Total	$76,336	$57,527	$140,648	$115,211

Income before taxes:
Book manufacturing	$7,877	$6,338	$13,768	$12,501
Specialty publishing	1,363	1,064	2,170	2,149
Stock-based compensation	(363)	(360)	(726)	(696)
Elimination of intersegment profit	74	(190)	160	(103)
Total	$8,951	$6,852	$15,372	$13,851

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the second quarter of fiscal 2007 and 2006 was $363,000 and $360,000, respectively, and the related tax benefit recognized was $112,000 and $88,000, respectively. For the first six months of 2007 and 2006, stock-based compensation was $726,000 and $696,000, respectively, and the related tax benefit recognized was $224,000 and $168,000, respectively. Unrecognized stock-based compensation cost at March 31, 2007 was $2.1 million, to be recognized over a weighted-average period of 2.0 years.

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees. Stock options and stock grants generally vest over 3 years.  During the second quarter of fiscal 2007, 6,993 restricted stock awards were granted with a weighted-average fair value of $38.54 per share and for the first six months, a total of 11,093 such shares were granted with a weighted-average fair value of $38.46.  At March 31, 2007, non-vested restricted stock grants outstanding were 47,063 shares with a weighted-average grant-date fair value of $34.88.

The following table provides stock option activity under this plan in the first six months of fiscal 2007:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 30, 2006	401,891	$21.69
Issued	5,384	38.82
Exercised	(34,247)	17.91		$744,000
Outstanding at March 31, 2007	373,028	$22.28	3.1	$6,264,000

Exercisable at March 31, 2007	306,784	$19.15	2.7	$6,112,000
Available for future grants	255,948

The fair value of each option grant was estimated using the Black-Scholes option-pricing model on the date of the grant. The key assumptions used to value the options were a risk-free interest rate of 4.7%, expected volatility of 27%, a dividend yield of 1.9%, and an expected life of 5 years.

Directors’ Option Plan: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the 2005 Plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years. The 2005 Plan replaced the previous non-employee directors’ plan, which had been adopted in 1989.  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 4,338 such shares were issued in the second quarter of fiscal 2007 with a fair market value of $39.18 per share.

The following table provides activity under the directors’ option plans in the first six months of fiscal 2007:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 30, 2006	185,127	$25.78
Issued	38,064	39.18
Exercised	(24,594)	23.10		$391,000
Outstanding at March 31, 2007	198,597	$28.68	2.7	$2,067,000

Exercisable at March 31, 2007	198,597	$28.68	2.7	$2,067,000
Available for future grants	93,282

The key assumptions used to value the 38,064 options issued in the second quarter were a risk-free interest rate of 4.7%, expected volatility of 27%, a dividend yield of 1.8%, and an expected life of 5 years.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  On March 1, 2007, 9,529 shares were issued under the ESPP at a price of $32.47 per share.

G.            BUSINESS ACQUISITIONS

On October 17, 2005, the Company acquired Moore Langen, an Indianapolis-based printer specializing in book covers, in a $15 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment in the consolidated financial statements from the date of acquisition. On April 28, 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans and related products for the home and garden retail book market.  The Company purchased 100% of the stock in a $37 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Creative Homeowner’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition. The allocation of Creative Homeowner’s purchase price to assets acquired was as follows:

Goodwill	$16,619,000
Customer lists	11,502,000
Prepublication costs	3,046,000
Trade name	1,370,000
Accounts receivable	7,485,000
Inventory	2,876,000
Property, plant and equipment	440,000
Accounts payable	(4,863,000)
Other liabilities assumed	(2,105,000)
Other assets	641,000
Total purchase price	$37,011,000

Item 2.	COURIER CORPORATION
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

Goodwill and Other Intangibles Other intangibles include customer lists, which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 30, 2006 resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the fourth largest book manufacturer in the United States and the largest in the Northeast, offering services from prepress and production through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”) and Research & Education Association, Inc. (“REA”), as well as the April 2006 acquisition of Federal Marketing Corporation d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.  Creative Homeowner publishes and distributes books, home plans and related products to the home and garden market.

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 31, 2007	March 25, 2006	% Change	March 31, 2007	March 25, 2006	% Change

Net sales	$76,336	$57,527	32.7%	$140,648	$115,211	22.1%
Cost of sales	52,706	39,652	32.9%	96,874	78,805	22.9%
Gross profit	23,630	17,875	32.2%	43,774	36,406	20.2%
As a percentage of sales	31.0%	31.1%		31.1%	31.6%
Selling and administrative Expenses	14,203	11,123	27.7%	27,704	22,803	21.5%
Interest expense (income), net	476	(100)		698	(248)
Pretax income	8,951	6,852	30.6%	15,372	13,851	11.0%
Net income	$5,609	$4,393	27.7%	$9,632	$8,880	8.5%

Net income per diluted share	$0.44	$0.35	25.7%	$0.76	$0.71	7.0%

Revenues in the second quarter and first half of fiscal 2007 increased in both of the Company’s operating segments compared to the same periods last year. Book manufacturing revenues were up 22% for the second quarter and 13% for the first half of the year compared to the corresponding periods last year, reflecting growth across all markets.  Sales in the specialty publishing segment were up 77% in the second quarter and 65% year to date compared to the same periods last year, reflecting incremental sales from the April 2006 acquisition of Creative Homeowner as well as organic growth in the segment’s other businesses in the second quarter.

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

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 31, 2007	March 25, 2006	% Change	March 31, 2007	March 25, 2006	% Change

Net sales	$60,464	$49,431	22.3%	$110,426	$97,665	13.1%
Cost of sales	44,787	36,266	23.5%	81,697	70,936	15.2%
Gross profit	15,677	13,165	19.1%	28,729	26,729	7.5%
As a percentage of sales	25.9%	26.6%		26.0%	27.4%
Selling and administrative expenses	7,795	6,972	11.8%	15,174	14,572	4.1%
Interest expense (income)	5	(145)		(213)	(344)
Pretax income	$7,877	$6,338	24.3%	$13,768	$12,501	10.1%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market increased $5.2 million, or 24%, to $26.6 million in the second quarter of fiscal 2007 compared to the same period last year, with the greatest growth in four-color textbooks.  For the first six months, sales to this market increased by $5.4 million, or 15%, to $41.7 million compared to the first half of fiscal 2006.  Textbook demand started very slowly in the beginning of the fiscal year, but picked up strongly starting in December. The start up of the third new four-color press was completed at the end of the first quarter of fiscal 2007 and provided the necessary capacity to meet the growing demand for educational books.  Sales to the religious market were up $3.1 million, or 22%, to $17 million in the second quarter compared to last year, due in part to order timing issues.  For the first half of the year, sales to this market were $32.7 million, an increase of $2.6 million, or 8% over the first six months of fiscal 2006, closer to historical growth trends.  Sales to the specialty trade market were up $3.0 million, or 29%, to $13.3 million for the second quarter and were up $4.7 million, or 20%, to $28.4 million for the first six months compared to the corresponding periods last year as a result of several large one-time orders in the first quarter as well as share increases across a range of customers.

Cost of sales in this segment increased by 23.5% to $44.8 million for the quarter and increased 15% to $81.7 million for the first six months of fiscal 2007 compared to the same periods last year, reflecting higher sales volume and higher health care costs.  The new four-color press that began operation in the Kendallville, Indiana plant in December 2006 had a smooth start up without significant additional costs in the second quarter. Gross profit in this segment increased by 19% to $15.7 million for the quarter, and as a percentage of sales decreased to 25.9% from 26.6% in last year’s second quarter, reflecting pricing pressure and higher health care costs.  Gross profit for the first six months of fiscal 2007 increased 7.5% to $28.7 million but decreased as a percentage of sales to 26.0% from 27.4% in the corresponding period last year reflecting pricing pressure as well as lower sales growth and a less favorable product mix in the first quarter.

Selling and administrative expenses for the segment increased 12% in the second quarter to $7.8 million and, as a percentage of sales, decreased to 12.9% from 14.1% last year.  This increase in expenses for the quarter resulted from costs associated with the increased sales volume, such as sales commissions and customer service expenses, and incentive compensation costs tied directly to improved profitability. For the first half of fiscal 2007, such expenses increased 4% to $15.2 million and, as a percentage of sales, decreased to 13.7% from 14.9% in the same period last year.

Intercompany interest expense allocated to the book manufacturing segment was $5,000 in the second quarter compared to interest income of $145,000 in the same period last year resulting from the high level of capital expenditures in the past year associated with the expansion of the Kendallville facility.  For the first six months, intercompany interest income allocated to this segment decreased to $213,000 compared to $344,000 last year.

Pretax income in the book manufacturing segment was $7.9 million in the second quarter of fiscal 2007, a 24% increase over the same period last year.  For the first six months of fiscal 2007, pretax income was $13.8 million, up 10% over the first half of fiscal 2006.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 31, 2007	March 25, 2006	% Change	March 31, 2007	March 25, 2006	% Change

Net sales	$18,160	$10,262	77.0%	$34,918	$21,183	64.8%
Cost of sales	10,280	5,362	91.7%	20,033	11,403	75.7%
Gross profit	7,880	4,900	60.8%	14,885	9,780	52.2%
As a percentage of sales	43.4%	47.7%		42.6%	46.2%
Selling and administrative expenses	6,045	3,791	59.5%	11,805	7,535	56.7%
Interest expense	472	45		910	96
Pretax income	$1,363	$1,064	28.0%	$2,170	$2,149	1.0%

The Company’s specialty publishing segment reported second quarter sales of $18.2 million, up 77% from $10.3 million in last year’s second quarter and sales of $34.9 million for the first six months of the year, up 65% over last year.  Creative Homeowner, acquired in April 2006, contributed incremental sales of $7.3 million and $14.1 million for the second quarter and first half of fiscal 2007, respectively.  Creative Homeowner achieved increased sales compared to the same period last year, prior to their acquisition, despite a soft housing market that has depressed sales in the home center market.  Creative Homeowner achieved a small, but important share gain in this channel in the second quarter to offset market softness and continued to expand their line of craft books realizing impressive growth in the bookstore and craft store channels.  Dover sales were up 5% in the second quarter to $8.9 million, rebounding significantly from a weak first quarter when sales were down by 13%, leaving first half sales down 5% to $17.3 million for the first half of fiscal 2007 compared to the same period last year, in a period of weak market demand.  Second quarter sales growth at Dover occurred across most of its sales channels, including both large and small retailers, helped by the expansion of its new “Dover Fun Kits™” product line and by new merchandising programs, which continue to expand placement of Dover display racks at existing and new customer locations. Sales at REA increased 12% in the second quarter to $1.9 million and 14% for the first six months to $3.5 million compared to the same periods last year primarily due to growth in the educational testing market and by increases in direct marketing to teachers and school administrators.

Cost of sales in this segment increased by 92% to $10.3 million for the quarter and increased 76% to $20.0 million for the first six months of fiscal 2007 compared to the same periods last year, reflecting the incremental impact of Creative Homeowner as well as the higher sales volume in the segment’s other businesses.  Gross profit as a percentage of sales for the segment decreased in the quarter to 43.4% from 47.7% in the corresponding period last year.  Creative Homeowner reduced the overall gross profit percentage in the segment because of their lower-margin distribution business.  As a percentage of sales, gross profit for Dover and REA for the second quarter was comparable to the same period last year.

Selling and administrative expenses in this segment were $6.0 million in the second quarter, an increase of 59.5% over the second quarter of fiscal 2006, primarily due to the addition of Creative Homeowner.  As a percentage of sales, selling and administrative expenses decreased to 33.3% from 36.9% in the corresponding period last year. Similarly, for the first six months of fiscal 2007, selling and administrative expenses increased 56.7% to $11.8 million compared to last year, reflecting the acquisition of Creative Homeowner, while as a percentage of sales, such expenses decreased to 33.8% from 35.6% in the first half of fiscal 2006.

Intercompany interest expense is allocated to the specialty publishing segment based on acquisition costs, reduced by cash generated by each business since acquisition.  Interest expense for the second quarter of fiscal 2007 was $472,000 compared to $45,000 last year and for the first six months was $910,000 versus $96,000 in the corresponding period of fiscal 2006.  The increase reflects the $37 million purchase of Creative Homeowner in April 2006.

Pretax income in the specialty publishing segment for the second quarter was $1.4 million, up 28% from $1.1 million last year, and for the first half of fiscal 2007 was $2.2 million, up 1% from the same period last year.

Total Consolidated Company

Interest expense, net of interest income, was $476,000 in the second quarter of fiscal 2007, compared to net interest income of $100,000 in the same period of fiscal 2006.  For the first six months of fiscal 2007, interest expense, net of interest income, was $698,000 compared to net interest income of $248,000 in the first half of fiscal 2006. Average debt under the revolving credit facility in the second quarter of fiscal 2007 was approximately $26.2 million at an average annual interest rate of 5.8%, generating interest expense of approximately $390,000.  Average debt under this facility for the first half of fiscal 2007 was approximately $22.4 million at an average annual interest rate of 5.8%, generating interest expense of approximately $670,000.  Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Interest capitalized in the first six months of fiscal 2007 was approximately $134,000, related primarily to the expansion of the Kendallville facility; no interest was capitalized last year.  In the second quarter of fiscal 2006, cash investments averaged approximately $14.8 million invested at an average annual interest rate of 4.2%, generating interest income of approximately $155,000.  For the first six months of fiscal 2006, average cash investments were $18.9 million invested at an average interest rate of 3.8%, generating interest income of approximately $355,000.

The Company’s effective tax rate for the second quarter and first half of fiscal 2007 was 37.3% compared to 35.9% for the same periods last year.  The increase in the effective tax rate reflects the phase out of the tax benefit on export related income and a slower phase in of the domestic manufacturing deduction.  In addition, there was a slight increase in the Company’s effective state tax rate.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 101,000 shares and 105,000 shares over last year’s second quarter and first six months.  The increases were largely due to options exercised and shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first six months of fiscal 2007, operations provided approximately $10.5 million of cash.  Net income was $9.6 million and depreciation and amortization was $9.3 million.  Working capital increased by approximately $10.0 million, compared to $7.0 million in the same period last year, reflecting the increase in sales volume.  The change in working capital in the first half of fiscal 2007 includes a $5.8 million increase in inventories, of which $2.6 million was a growth in work in process.

Investment activities in the second quarter of fiscal 2007 used approximately $14.6 million of cash. Capital expenditures were approximately $11.8 million, primarily for the four-color press that was installed in December 2006 in the Kendallville, Indiana facility as well as a related bindery expansion. This press is identical to the presses installed in April 2004 and December 2005.  For the entire fiscal year, capital expenditures are expected to be approximately $25 to $28 million.  This amount includes completion of the current four-color expansion program at Kendallville as well as expansion of printing and binding capacity in the religious book manufacturing operation in Philadelphia.  Prepublication costs in the specialty publishing segment were $2.8 million compared to $1.6 million in the first six months last year, primarily from the addition of Creative Homeowner.  For the full fiscal year, capitalized prepublication costs are projected to be approximately $5 million.

Financing activities for the first six months of fiscal 2007 provided approximately $3.9 million of cash.  Cash dividends were $4.5 million while borrowings increased by $7.0 million and proceeds from stock plans were $1.2 million, primarily from the exercise of stock options.  At March 31, 2007, the Company had $24.0 million in borrowings under its $100 million long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  In November 2006, the Company increased the amount available under this facility to $100 million and extended the maturity date to March 2011.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2007.

The following table summarizes the Company’s contractual obligations and commitments at March 31, 2007 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	4 to 5	After 5
Contractual Payments:	Total	1 Year	Years	Years	Years
Long-Term Debt (2)	$24,353	$88	$140	$24,125	$—
Operating Leases (3)	10,432	3,103	3,727	2,056	1,546
Purchase Obligations (4)	8,623	8,623	—	—	—
Other Long-Term Liabilities	2,975	—	1,247	350	1,378
Total	$46,383	$11,814	$5,114	$26,531	$2,924

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility.

(3) Represents amounts at September 30, 2006.

(4) Represents capital commitments.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 applies to fiscal years beginning after December 15, 2006; the Company’s 2008 fiscal year.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which will be effective at the end of the Company’s 2007 fiscal year.  The Company does not believe the adoption of either FIN No. 48 or SFAS 158 will have a material effect on its consolidated financial position, results of operations or cash flows.

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, changes in market growth rates such as the housing market, changes in raw material costs and availability, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, success in the execution of acquisitions and the performance and integration of acquired businesses, changes in operating expenses including medical and energy costs, changes in technology including migration from paper-based books to digital, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in tax regulations, changes in the Company’s effective income tax rate, and general changes in economic conditions, including currency fluctuations and changes in interest rates.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the registrant was held on January 17, 2007.  Following are the matters voted on at the meeting.

1) All nominees of the Board of Directors of the registrant were elected for a three-year term.  Votes were cast as follows: Arnold S. Lerner – 11,766,960 for and 89,223 withheld; Peter K. Markell – 11,807,828 for and 48,355 withheld, George Q. Nichols – 11,738,984 for and 117,199 withheld, and Ronald L. Skates – 11,799,357 for and 56,826 withheld.

2) Stockholders voted to ratify and approve the selection by the Audit and Finance Committee of the Board of Directors, of Deloitte & Touche LLP as independent public accountants for the Corporation for the fiscal year ending September 29, 2007.  Votes were cast as follows: 11,766,992 votes for, 76,695 votes against, and 12,496 votes abstained.

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits

Exhibit No.	Description

10.1*	Amendment, dated March 14, 2007, to Courier Corporation Senior Executive Severance Program, as amended and restated on December 5, 2005.
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION
(Registrant)

May 9, 2007	By:	s/James F. Conway III
Date	James F. Conway III
Chairman, President and
Chief Executive Officer

May 9, 2007	By:	s/Peter M. Folger
Date	Peter M. Folger
Senior Vice President and
Chief Financial Officer

May 9, 2007	By:	s/Kathleen M. Leon
Date	Kathleen M. Leon
Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amendment, dated March 14, 2007, to Courier Corporation Senior Executive Severance Program, as amended and restated on December 5, 2005.
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

* Filed herewith.