Form 10-Q
period 2007-06-30
COURIER CORP
filed 2007-08-09
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number   0-7597

COURIER CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2502514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Wellman Avenue, North Chelmsford, Massachusetts	01863
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes   ☐         No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common Stock, $1 par value	12,561,332 shares

COURIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 30,	June 24,	June 30,	June 24,
	2007	2006	2007	2006
Net sales	$73,411	$70,424	$214,059	$185,635
Cost of sales	48,986	48,310	145,860	127,115

Gross profit	24,425	22,114	68,199	58,520

Selling and administrative expenses	13,402	12,560	41,106	35,363
Interest expense (income), net	419	168	1,117	(80)

Pretax income	10,604	9,386	25,976	23,237

Provision for income taxes (Note C)	3,923	3,330	9,663	8,301

Net income	$6,681	$6,056	$16,313	$14,936

Net income per share (Note D):

Basic	$0.53	$0.49	$1.31	$1.21

Diluted	$0.53	$0.48	$1.29	$1.19

Cash dividends declared per share	$0.18	$0.12	$0.54	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30,	September 30,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$1,345	$1,483
Accounts receivable, less allowance for uncollectible accounts of $1,754 at June 30, 2007 and $1,593 at September 30, 2006	46,832	46,002
Inventories (Note B)	40,304	29,565
Deferred income taxes	3,886	3,703
Other current assets	1,953	1,110

Total current assets	94,320	81,863

Property, plant and equipment, less accumulated depreciation of $138,413 at June 30, 2007 and $129,323 at September 30, 2006	92,926	85,248

Goodwill (Note A)	55,200	55,406

Other intangibles, net (Note A)	13,090	13,691

Prepublication costs (Note A)	10,303	9,327

Other assets	1,752	1,653

Total assets	$267,591	$247,188

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30,	September 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
Current liabilities:
Current maturities of long-term debt	$88	$88
Accounts payable	16,903	15,778
Accrued payroll	7,589	9,534
Accrued taxes	558	3,362
Other current liabilities	6,784	6,928

Total current liabilities	31,922	35,690

Long-term debt	27,251	17,222
Deferred income taxes	10,116	8,913
Other liabilities	3,089	3,037

Total liabilities	72,378	64,862

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued

Common stock, $1 par value - authorized 18,000,000 shares; issued 12,561,000 at June 30, 2007 and 12,445,000 at September 30, 2006	12,561	12,445

Additional paid-in capital	11,795	8,592
Retained earnings	170,857	161,289

Total stockholders’ equity	195,213	182,326

Total liabilities and stockholders’ equity	$267,591	$247,188

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	NINE MONTHS ENDED
	June 30,	June 24,
	2007	2006
Operating Activities:
Net income	$16,313	$14,936
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	14,201	10,857
Stock-based compensation	1,101	1,055
Deferred income taxes	1,351	1,236
Changes in current assets and liabilities:
Accounts receivable	(830)	1,497
Inventory	(10,739)	(1,205)
Accounts payable	1,125	(2,110)
Accrued taxes	(2,804)	(1,002)
Other elements of working capital	(3,057)	(2,007)
Other, net	(173)	(153)

Cash provided from operating activities	16,488	23,104

Investment Activities:
Capital expenditures	(17,920)	(14,821)
Business acquisition, net of cash acquired	—	(51,164)
Prepublication costs	(4,327)	(2,737)

Cash used for investment activities	(22,247)	(68,722)

Financing Activities:
Long-term debt borrowings, net	10,029	16,793
Cash dividends	(6,745)	(4,439)
Proceeds from stock plans	1,806	936
Excess tax benefits from stock-based compensation	531	—

Cash provided from financing activities	5,621	13,290

Decrease in cash and cash equivalents	(138)	(32,328)

Cash and cash equivalents at the beginning of the period	1,483	34,038

Cash and cash equivalents at the end of the period	$1,345	$1,710

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of June 30, 2007, the statements of income for the three-month and nine-month periods ended June 30, 2007 and June 24, 2006, and the statements of cash flows for the nine-month periods ended June 30, 2007 and June 24, 2006 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or circumstances in the period presented.  Other intangibles include customer lists related to the fiscal 2006 acquisitions of Creative Homeowner and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively (Note G).  Amortization expense related to customer lists in the third quarters of fiscal 2007 and 2006 was approximately $200,000 and $140,000, respectively, and for the first nine months of fiscal 2007 and 2006 was approximately $600,000 and $150,000, respectively.

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

B.               INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 46% and 37% of the Company’s inventories at June 30, 2007 and September 30, 2006, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 30, 2007	September 30, 2006
Raw materials	$5,344	$3,910
Work in process	10,065	6,295
Finished goods	24,895	19,360
Total	$40,304	$29,565

C.               INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	June 30, 2007		June 24, 2006
Federal taxes at statutory rates	$3,711	35.0%	$3,284	35.0%
State taxes, net of federal benefit	329	3.1	268	2.9
Federal manufacturers’ deduction	(91)	(0.9)	(84)	(0.9)
Tax benefit of export related income	(44)	(0.4)	(200)	(2.1)
Stock-based compensation (Note F)	17	0.2	38	0.4
Other	1	-	24	0.2
Total	$3,923	37.0%	$3,330	35.5%

	(000’s Omitted)
	Nine Months Ended
	June 30, 2007		June 24, 2006
Federal taxes at statutory rates	$9,092	35.0%	$8,133	35.0%
State taxes, net of federal benefit	828	3.2	678	2.9
Federal manufacturers’ deduction	(223)	(0.9)	(198)	(0.9)
Tax benefit of export related income	(100)	(0.4)	(422)	(1.8)
Stock-based compensation (Note F)	39	0.2	113	0.5
Other	27	0.1	(3)	-
Total	$9,663	37.2%	$8,301	35.7%

D.               NET INCOME PER SHARE

The following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Average shares outstanding for basic	12,491	12,333	12,451	12,309
Effect of potentially dilutive shares	217	274	233	273
Average shares outstanding for diluted	12,708	12,607	12,684	12,582

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

The following table provides segment information for the quarter and nine-month periods ended June 30, 2007 and June 24, 2006.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Net sales:
Book manufacturing	$58,497	$57,700	$168,923	$155,365
Specialty publishing	17,917	15,243	52,835	36,426
Elimination of intersegment sales	(3,003)	(2,519)	(7,699)	(6,156)
Total	$73,411	$70,424	$214,059	$185,635

Income before taxes:
Book manufacturing	$10,147	$8,731	$23,915	$21,232
Specialty publishing	844	1,120	3,014	3,269
Stock-based compensation	(375)	(359)	(1,101)	(1,055)
Elimination of intersegment profit	(12)	(106)	148	(209)
Total	$10,604	$9,386	$25,976	$23,237

F.                 STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the third quarter of fiscal 2007 and 2006 was $375,000 and $359,000, respectively, and the related tax benefit recognized was $118,000 and $87,000, respectively. For the first nine months of 2007 and 2006, stock-based compensation was $1,101,000 and $1,055,000, respectively, and the related tax benefit recognized was $342,000 and $255,000, respectively. Unrecognized stock-based compensation cost at June 30, 2007 was $1.8 million, to be recognized over a weighted-average period of 1.8 years.

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees. Stock options and stock grants generally vest over 3 years.  For the first nine months of fiscal 2007, a total of 11,093 such shares were granted with a weighted-average fair value of $38.46; no such shares were issued in the third quarter.  During the third quarter and year-to-date fiscal 2007, 2,001 restricted stock grants vested with a weighted-average fair value of $43.04.  At June 30, 2007, non-vested restricted stock grants outstanding were 45,062 shares with a weighted-average grant-date fair value of $34.51.

The following table provides stock option activity under this plan in the first nine months of fiscal 2007:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 30, 2006	401,891	$21.69
Issued	5,384	38.82
Exercised	(65,240)	15.64		$1,601,000
Outstanding at June 30, 2007	342,035	$23.11	3.0	$5,777,000

Exercisable at June 30, 2007	275,958	$19.84	2.6	$5,564,000
Available for future grants	255,948

The fair value of each option grant was estimated using the Black-Scholes option-pricing model on the date of the grant. The key assumptions used to value the options granted to date in fiscal 2007 were a risk-free interest rate of 4.7%, expected volatility of 27%, a dividend yield of 1.9%, and an expected life of 5 years.

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

The following table provides activity under the directors’ option plans in the first nine months of fiscal 2007:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 30, 2006	185,127	$25.78
Issued	38,064	39.18
Exercised	(40,794)	19.67		$800,000
Outstanding at June 30, 2007	182,397	$29.95	2.6	$1,834,000

Exercisable at June 30, 2007	182,397	$29.95	2.6	$1,834,000
Available for future grants	93,282

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

On April 28, 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans and related products for the home and garden retail book market.  The Company purchased 100% of the stock in a $37 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Creative Homeowner’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  In the third quarter of fiscal 2007, adjustments were made to the allocation of Creative Homeowner’s purchase price to assets resulting in a reduction of approximately $200,000 to goodwill.  The final allocation of purchase price to assets acquired was as follows:

Goodwill	$16,414,000
Customer lists	11,502,000
Prepublication costs	3,046,000
Trade name	1,370,000
Accounts receivable	7,485,000
Inventory	2,876,000
Property, plant and equipment	440,000
Accounts payable	(4,863,000)
Other liabilities assumed	(2,230,000)
Other assets	971,000
Total purchase price	$37,011,000

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States offering services from prepress and production through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation d/b/a Creative Homeowner (“Creative Homeowner”), acquired in April 2006.  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature and poetry classics to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, as well as professionals.  Creative Homeowner publishes and distributes books, home plans and related products to the home and garden market.

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 30, 2007	June 24, 2006	% Change	June 30, 2007	June 24, 2006	% Change

Net sales	$73,411	$70,424	4.2%	$214,059	$185,635	15.3%
Cost of sales	48,986	48,310	1.4%	145,860	127,115	14.7%
Gross profit	24,425	22,114	10.5%	68,199	58,520	16.5%
As a percentage of sales	33.3%	31.4%		31.9%	31.5%
Selling and administrative expenses	13,402	12,560	6.7%	41,106	35,363	16.2%
Interest expense (income), net	419	168		1,117	(80)
Pretax income	10,604	9,386	13.0%	25,976	23,237	11.8%
Net income	$6,681	$6,056	10.3%	$16,313	$14,936	9.2%
Net income per diluted share	$0.53	$0.48	10.4%	$1.29	$1.19	8.4%

Revenues in the third quarter and first nine months of fiscal 2007 increased in both of the Company’s operating segments compared to the same periods last year. Book manufacturing revenues were up 1% for the third quarter and 9% year to date compared to the corresponding periods last year, including strong growth in sales to the education market.  Sales in the specialty publishing segment were up 18% in the third quarter and 45% for the first nine months compared to the same periods last year, reflecting incremental sales from the April 2006 acquisition of Creative Homeowner as well as strength in sales of test-preparation books.

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

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 30, 2007	June 24, 2006	% Change	June 30, 2007	June 24, 2006	% Change

Net sales	$58,497	$57,700	1.4%	$168,923	$155,365	8.7%
Cost of sales	41,254	42,139	-2.1%	122,951	113,076	8.7%
Gross profit	17,243	15,561	10.8%	45,972	42,289	8.7%
As a percentage of sales	29.5%	27.0%		27.2%	27.2%
Selling and administrative expenses	7,144	6,972	2.5%	22,318	21,543	3.6%
Interest expense (income)	(48)	(142)		(261)	(486)
Pretax income	$10,147	$8,731	16.2%	$23,915	$21,232	12.6%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market increased $5.4 million, or 23%, to $28.9 million in the third quarter of fiscal 2007 compared to the same period last year, with the greatest growth in four-color textbooks.  For the first nine months, sales to this market increased by $10.8 million, or 18%, to $70.6 million compared to the corresponding period last year.  Textbook demand started very slowly in the beginning of the fiscal year, but picked up strongly starting in December. The start up of the Company’s third new four-color press was completed at the end of the first quarter of fiscal 2007 and provided the necessary capacity to meet the increasing demand for educational books.  Sales to the religious market were down 27% to $13.3 million in the third quarter compared to last year, following a 22% increase in the second quarter, reflecting timing issues as well as reduced orders from a large customer.  On a year-to-date basis, sales to the religious market were $45.9 million, a decrease of 5% compared to the same period of fiscal 2006.  Sales to the specialty trade market were up $2.5 million, or 26%, to $12.3 million for the third quarter and were up $7.3 million, or 22%, to $40.7 million for the first nine months compared to the corresponding periods last year as a result of several large one-time orders combined with share increases across a range of customers.

Cost of sales in this segment decreased by 2.1% to $41.3 million for the quarter, reflecting the efficiency of the new four-color press as well as other gains in productivity.  The new press, which began operation in the Kendallville, Indiana plant in December 2006, had a smooth start up without significant additional costs. On a year-to-date basis, cost of sales increased 8.7% to $123.0 million compared to the same period last year, reflecting higher sales volume and higher health care costs.  Gross profit in this segment increased by 10.8% to $17.2 million for the quarter, and as a percentage of sales increased to 29.5% from 27.0% in last year’s third quarter, reflecting high capacity utilization and the productivity gains achieved which more than offset continued pricing pressure in this segment.  Gross profit for the first nine months of fiscal 2007 increased 8.7% to $46.0 million and, as a percentage of sales, was comparable to the corresponding period last year at 27.2%.

Selling and administrative expenses for the segment increased 2.5% in the third quarter to $7.1 million and as a percentage of sales was 12.2%, comparable to last year’s third quarter.  For the first nine months of fiscal 2007, such expenses increased 4% to $22.3 million and, as a percentage of sales, decreased to 13.2% from 13.9% in the same period last year.

Intercompany interest income allocated to the book manufacturing segment was $48,000 in the third quarter compared to $142,000 in the same period last year with the change resulting from the high level of capital expenditures in the past year associated with the expansion of the Kendallville facility.  For the first nine months, intercompany interest income allocated to this segment decreased to $261,000 compared to $486,000 last year.

Pretax income in the book manufacturing segment was $10.1 million in the third quarter of fiscal 2007, a 16.2% increase over the same period last year.  For the first nine months of fiscal 2007, pretax income was $23.9 million, up 12.6% over the corresponding period of fiscal 2006.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 30, 2007	June 24, 2006	% Change	June 30, 2007	June 24, 2006	% Change

Net sales	$17,917	$15,243	17.5%	$52,835	$36,426	45.0%
Cost of sales	10,725	8,582	25.0%	30,758	19,988	53.9%
Gross profit	7,192	6,661	8.0%	22,077	16,438	34.3%
As a percentage of sales	40.1%	43.7%		41.8%	45.1%
Selling and administrative expenses	5,880	5,231	12.4%	17,685	12,763	38.6%
Interest expense	468	310		1,378	406
Pretax income	$844	$1,120	-24.6%	$3,014	$3,269	-7.8%

Sales for the Company’s specialty publishing segment in the third quarter were $17.9 million, up 17.5% from $15.2 million in last year’s third quarter.  On a year-to-date basis, sales increased 45% to $52.8 million compared to the first nine months of fiscal 2006.  Creative Homeowner contributed $6.8 million and $21.0 million of sales for the third quarter and first nine months of fiscal 2007, respectively.  Last year, Creative Homeowner contributed $4.4 million to sales results for the two months following its acquisition on April 28, 2006.  On a comparable 13-week and nine-month basis, Creative Homeowner’s sales were down from 2006, reflecting a soft housing market and reduced traffic at home improvement centers, which constitute Creative Homeowner’s largest sales channel.  Sales at Dover Publications were comparable to the prior year’s third quarter and were down 3% to $26.6 million for the first nine months compared to the same period last year.  Sales gains were achieved among smaller retailers and certain larger retail chains, helped by the expansion of the new “Dover Fun Kits™” product line and by new merchandising programs, which continue to expand placement of Dover display racks at existing and new customer locations. Sales to large booksellers however continued to fluctuate during the third quarter in response to the slow retail environment.  Sales at REA continued their double-digit growth trend with an 18% increase in the third quarter to $1.8 million and a 15% increase for the first nine months to $5.3 million compared to the same periods last year.  These increases reflect sales growth in the educational testing market, including new titles for high-stakes test preparation books, and by increases in direct marketing to teachers and school administrators.

Cost of sales in this segment increased by 25.0% to $10.7 million for the quarter and increased 53.9% to $30.8 million for the first nine months of fiscal 2007 compared to the same periods last year, reflecting the incremental impact of Creative Homeowner.  Gross profit as a percentage of sales for the segment decreased in the quarter to 40.1% from 43.7% in the corresponding period last year and to 41.8% from 45.1% on a year-to-date basis compared to fiscal 2006.  Creative Homeowner reduced the overall gross profit percentage in the segment because of their lower-margin distribution business as well as their reduced sales to the home center market.

Selling and administrative expenses in this segment were $5.9 million in the third quarter, an increase of 12.4% over the same period last year, primarily due to the addition of Creative Homeowner in April 2006.  As a percentage of sales, selling and administrative expenses decreased to 32.8% from 34.3% in the corresponding period last year. Year to date, selling and administrative expenses increased 38.6% to $17.7 million compared to last year, reflecting the acquisition of Creative Homeowner, while as a percentage of sales, such expenses decreased to 33.5% from 35.0% in the first nine months of fiscal 2006.

Intercompany interest expense is allocated to the specialty publishing segment based on acquisition costs, reduced by cash generated by each business since acquisition.  Interest expense for the third quarter of fiscal 2007 was $468,000 compared to $310,000 last year and for the first nine months was $1,378,000 versus $406,000 in the corresponding period of fiscal 2006.  The increase reflects the $37 million purchase of Creative Homeowner in April 2006.

Pretax income in the specialty publishing segment for the third quarter was $0.8 million, down 25% from $1.1 million last year, with a $600,000 pretax loss at Creative Homeowner offsetting a 22% increase across the Company’s other publishing businesses.  For the first nine months of fiscal 2007 pretax income was $3.0 million, down 8% from the same period last year, as a result of the loss at Creative Homeowner.

Total Consolidated Company

Interest expense, net of interest income, was $419,000 in the third quarter of fiscal 2007, compared to $168,000 in the same period of fiscal 2006.  For the first nine months of fiscal 2007, interest expense, net of interest income, was $1,117,000 compared to net interest income of $80,000 in the corresponding prior year period. Average debt under the revolving credit facility in the third quarter of fiscal 2007 was approximately $25.3 million at an average annual interest rate of 5.8%, generating interest expense of approximately $370,000.  Average debt under this facility for the first nine months of fiscal 2007 was approximately $23.4 million at an average annual interest rate of 5.8%, generating interest expense of approximately $1,040,000.  Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Interest capitalized in the first nine months of fiscal 2007 was approximately $140,000, related primarily to the expansion of the Kendallville facility; no interest was capitalized in fiscal 2006.  In the third quarter of the prior year, average debt under the revolving credit facility was approximately $17.8 million at an average annual interest rate of 5.6%, generating interest expense of approximately $250,000.  Cash investments in the third quarter of fiscal 2006 averaged approximately $4.5 million invested at an average annual interest rate of 2.7% generating interest income of approximately $30,000.  For the first nine months of fiscal 2006, average cash investments were $14.1 million invested at an average interest rate of 3.7% generating interest income of approximately $390,000.

The Company’s effective tax rate for the third quarter and first nine months of fiscal 2007 was 37.0% and 37.2%, respectively, compared to 35.5% and 35.7% for the corresponding periods last year, respectively.  The increase in the effective tax rate reflects the phase out of the tax benefit on export related income and a slower phase in of the domestic manufacturing deduction.  In addition, there was a slight increase in the Company’s effective state tax rate.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 101,000 shares and 102,000 shares over last year’s third quarter and first nine months, respectively.  The increases were largely due to options exercised and shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first nine months of fiscal 2007, operations provided approximately $16.5 million of cash.  Net income was $16.3 million and depreciation and amortization was $14.2 million.  Working capital used approximately $16.3 million of cash, compared to $4.8 million in the same period last year.  The year-to-date change in working capital includes a $10.7 million increase in inventories to support sales growth.

Investment activities through the third quarter of fiscal 2007 used approximately $22.2 million of cash. Capital expenditures were approximately $17.9 million, primarily for the four-color press that was installed in December 2006 in the Kendallville, Indiana facility as well as a related bindery expansion. This press is identical to the presses installed in April 2004 and December 2005.  This amount also includes payments on equipment to expand printing and binding capacity in the religious book manufacturing operation in Philadelphia.  For the entire fiscal year, capital expenditures are expected to be approximately $25 to $28 million.  Prepublication costs in the specialty publishing segment were $4.3 million compared to $2.7 million in the first nine months of last year, primarily from the addition of Creative Homeowner.  For the full fiscal year, capitalized prepublication costs are projected to be approximately $5 million.

Financing activities for the first nine months of fiscal 2007 provided approximately $5.6 million of cash.  Cash dividends were $6.7 million, up 52% compared to the same period last year.  Borrowings increased by $10.0 million and proceeds from stock plans were $1.8 million, primarily from the exercise of stock options.  At June 30, 2007, the Company had $27.0 million in borrowings under its $100 million long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  In November 2006, the Company increased the amount available under this facility to $100 million and extended the maturity date to March 2011.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2007.

The following table summarizes the Company’s contractual obligations and commitments at June 30, 2007 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual Payments:
Long-Term Debt (2)	$27,339	$88	$140	$27,111	$—
Operating Leases (3)	10,432	3,103	3,727	2,056	1,546
Purchase Obligations (4)	6,229	6,229	—	—	—
Other Long-Term Liabilities	3,089	—	1,371	350	1,368
Total	$47,089	$9,420	$5,238	$29,517	$2,914

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits

Exhibit No.	Description
10.1*	Amendment, dated December 7, 2006, to Courier Corporation Amended and Restated 1993 Stock Incentive Plan.
10.2*	Amendment, dated December 7, 2006, to Restated 1989 Courier Corporation Deferred Income Stock Option Plan for Non-employee Directors.
10.3*	Amendment, dated December 7, 2006, to Courier Corporation 2005 Stock Equity Plan for Non-employee Directors.
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION
(Registrant)

August 8, 2007	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

August 8, 2007	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

August 8, 2007	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment, dated December 7, 2006, to Courier Corporation Amended and Restated 1993 Stock Incentive Plan.
10.2*	Amendment, dated December 7, 2006, to Restated 1989 Courier Corporation Deferred Income Stock Option Plan for Non-employee Directors.
10.3*	Amendment, dated December 7, 2006, to Courier Corporation 2005 Stock Equity Plan for Non-employee Directors.
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

*                    Filed herewith.