Form 10-K
period 2007-09-29
COURIER CORP
filed 2007-11-29
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2007).

Common Stock, $1 par value - $363,508,052

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 19, 2007.

Common Stock, $1 par value - 12,616,172

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement dated December 7, 2007 for the Annual Meeting of Stockholders to be held on January 16, 2008 are incorporated herein by reference to Part III of this Form 10-K.

PART I

Item 1.  Business.

INTRODUCTION

Courier Corporation, together with its subsidiaries, (“Courier” or the “Company”) is among America’s leading book manufacturers and specialty publishers. Courier Corporation, founded in 1824, was incorporated under the laws of Massachusetts on June 30, 1972.  The Company has two business segments: book manufacturing and specialty publishing.

The book manufacturing segment focuses on streamlining and enhancing the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution. Courier’s principal book manufacturing markets are religious, educational and specialty trade books with products including Bibles, educational textbooks and consumer books. On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in manufacturing book covers, which is included in this segment.  Revenues from this segment accounted for approximately 78% of Courier’s consolidated revenues in 2007.

The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), which was acquired on January 6, 2004, and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), which was acquired on April 28, 2006.  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art. REA publishes test preparation and study-guide books for high school, college and graduate students, and professionals.  Creative Homeowner is a New Jersey-based publisher and distributor of books, home plans and related products for the home and garden retail book market. The combination of Dover’s, REA’s, and Creative Homeowner’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills are providing a powerful end-to-end publishing solution for Courier.  Revenues in this segment were approximately 25% of consolidated sales in 2007.

Sales by segment (in thousands)	2007	%	2006	%	2005	%

Book Manufacturing	$231,474	78%	$220,115	82%	$193,623	85%
Specialty Publishing	72,890	25%	57,549	21%	40,254	18%
Intersegment sales	(9,772)	(3)%	(8,613)	(3)%	(6,838)	(3)%
Total	$294,592	100%	$269,051	100%	$227,039	100%

Additional segment information, including the amounts of earnings before taxes and total assets, for each of the last three fiscal years, is contained in Note I in the Notes to Consolidated Financial Statements on pages F-20 to F-22 included in this Annual Report on Form 10-K.

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

                Courier’s book manufacturing operations consist of both electronic and conventional film processing, platemaking and printing and binding of soft and hard cover books.  Each of Courier’s seven facilities have certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing, printing on lightweight paper, book cover production, and four-color book manufacturing.  These services are primarily sold to publishers of educational, religious and consumer books.  During 2004, the Company began expanding its four-color book manufacturing capabilities with the addition of a major new four-color press at its Kendallville, Indiana facility. A second identical press was installed in December 2005 with a third such press installed in December 2006.

                Courier’s book manufacturing sales force of 26 people is responsible for all of the Company’s sales to over 500 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Philadelphia, Pennsylvania; Indianapolis, Indiana; Hayward, California; North Chelmsford, Massachusetts; and North Bergen, New Jersey.

                Sales to The Gideons International aggregated approximately 20% of consolidated sales in 2007, 23% in 2006, and 28% in 2005.  Sales to Pearson plc aggregated approximately 16% of consolidated sales in 2007 and 2006, and 19% in 2005.  A significant reduction in order volumes or price levels from either of these customers could have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales.  The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 16% in 2007, 19% in 2006 and 21% in 2005.  Approximately 90% of the export sales were in the book manufacturing segment in each of these years.

                All phases of Courier’s business are highly competitive.  The printing industry, exclusive of newspapers, includes approximately 40,000 establishments.  While most of these establishments are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.

SPECIALTY PUBLISHING SEGMENT

                Dover, acquired by the Company in September 2000, is a publisher of books in over 30 specialty categories, including fine and commercial arts, children’s books, crafts, music scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift Editions™.  In 2002, a new line of scholarly hardcover books valuable to scientists and mathematicians was launched under the name of Dover Phoenix Editions™.  In 2005, Dover began developing proprietary packaged products under its Dover Fun Kits™ line.

                Dover sells its products through most American bookstore chains, independent booksellers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and, since 2001, over the Internet at www.doverpublications.com.  Dover mails its proprietary catalogs to almost 400,000 consumers.  In 2002, Dover launched www.DoverDirect.com, which is a business-to-business site for its retailers and distributors.

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

MATERIALS AND SUPPLIES

                Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements.  Many of Courier’s book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production.  Dover and REA purchase a significant portion of their books from Courier’s book manufacturing operations.  Creative Homeowner purchases most of its books under a contractual agreement, which expires in December 2007 and will not be renewed.  Paper prices increased slightly in each of the last three years.

ENVIRONMENTAL REGULATIONS

                The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose are anticipated in 2008.  In 2007, the Company adopted an “Environmental, Health and Safety Policy” which is available on the Company’s website at www.courier.com. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s earnings or competitive position.

EMPLOYEES

                The Company employed 1,830 persons at September 29, 2007 compared to 1,724 a year ago.

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

Courier holds no material patents, licenses, franchises or concessions that are important to its operations, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the World Wide Web in connection with each of its business segments.  Substantially all of REA’s and Creative Homeowner’s publications and a majority of Dover’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.  Many of Dover’s publications include material that is in the public domain.

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

We derived approximately 35% of our 2007 revenues, 40% of our 2006 revenues, and 47% of our 2005 revenues from two major customers.  A significant reduction in order volumes or price levels from either of them could have a material adverse effect on the Company.

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

Our operating results are dependent in part on unpredictable order patterns.

                Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, some of which are outside of our control. Factors that may affect our future operating results include:

•                  the timing and size of the orders for our books;

•                  the availability of markets for sales to our largest customer;

•                  the lengthy and unpredictable sales cycles associated with sales of textbooks to the elementary and high school market;

•                  our customers’ willingness and success in shifting orders from the busy textbook season to even out our press load over the year;

•                  fluctuations in the currency market may make manufacturing in the United States more or less attractive and make equipment more or less expensive for us to purchase; and

•                  issues that might arise from the integration of acquired entities or the inability to achieve expected results from such acquisitions.

As a result of these and other factors, period-to-period comparisons of our operating results are not necessarily meaningful or indicative of future performance. In addition, the factors noted above may make it difficult for us to forecast and provide in a timely manner public guidance (including updates to prior guidance) related to our projected financial performance. Furthermore, it is possible that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

Fluctuations in the cost and availability of paper and other raw materials may cause disruption and impact margins.

Purchases of paper and other raw materials represent a large portion of our costs.  Historically, we have generally been able to pass on these cost increases to customers through higher prices.  However, if we are unable to continue to pass on these increases or substitute a less expensive grade of paper, our margins and profits could be adversely affected.  In addition, increases in the cost of paper and other materials may adversely impact our book manufacturing customers’ demand for products.

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

Over the last four years, we have completed three acquisitions, including Moore Langen and Creative Homeowner in fiscal year 2006 and REA in fiscal 2004, and may continue to make acquisitions in the future.  We believe that these acquisitions provide strategic growth opportunities for the Company.  Achieving the anticipated benefits of these acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner.  The challenges involved in successfully integrating acquisitions include:

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

We need skilled labor to manufacture our products.

If we experience problems hiring and retaining skilled labor, our business may be negatively affected.  The timely manufacture and delivery of our products requires an adequate supply of skilled labor, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions.  Accordingly, our ability to increase sales, productivity and net earnings will be limited to a degree by our ability to employ the skilled laborers necessary to meet our requirements.  Although our book manufacturing locations are geographically dispersed, individual locations may encounter strong competition with other manufacturers for skilled labor.  There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities.  In addition, unions represent certain groups of employees at several of our locations, and periodically, contracts with those unions come up for renewal.  The outcome of those negotiations could have an adverse affect on our operations at those locations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

REAL PROPERTIES

                The following schedule lists the facilities owned or leased by Courier at September 29, 2007. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

	Owned/	Square
Principal Activity and Location (Year Constructed)	Leased	Feet
Corporate headquarters and executive offices
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA (1922, 1959, 1963, 1966, 1967, 1980, 1990)
	Owned	303,000
Kendallville plant, Kendallville, IN (1978, 2004, 2006, 2007)	Owned	273,000
Kendallville warehouse, IN (1988)	Leased	164,000
National plant, Philadelphia, PA (1974, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000
Book-mart plant, North Bergen, NJ (1917, 1935, 1997)	Leased	75,000
Moore Langen plant, Terre Haute, IN (1969, 1987)	Owned	43,000
Dover offices and warehouses
Mineola, New York (1948-1983)	Leased	106,000
Westford, MA (1922, 1963, 1966)	Owned	90,000
REA offices and warehouse
Piscataway, New Jersey (1987)	Leased	39,000
Creative Homeowner offices and warehouse
Upper Saddle River, New Jersey (1987)	Leased	42,000

(1)                              Also houses warehousing and end-user fulfillment operations supporting the book manufacturing segment.

EQUIPMENT

               The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases computers, image setters and other electronic prepress equipment, which are subject to more rapid obsolescence.  In addition, one printing press is leased whereby the lessor holds title and the Company has an option to purchase the equipment upon expiration of the lease in 2008 at a price of $161,658.  Capital expenditures amounted to approximately $26.4 million in 2007, $29.4 million in 2006, and $19.7 million in 2005. Capital expenditures in 2007 included a four-color press that was installed in December 2006 in the Kendallville, Indiana facility as well as a related bindery expansion. This press is identical to the presses installed in April 2004 and December 2005.  Fiscal 2007 capital expenditures also include payments on equipment to expand printing and binding capacity in the religious book manufacturing operation in Philadelphia as well as additional investments to increase productivity, lower costs, and improve employee safety.  Fiscal 2008 capital expenditures are expected to be approximately $20 to $25 million. This includes the construction of a 200,000 square foot warehouse in Kendallville and the completion of the capacity expansion program in Philadelphia. Courier considers its equipment to be in good operating condition and adequate for its present needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

               There were no matters submitted to a vote of security holders during the quarter ended September 29, 2007.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Shares of the Company’s common stock are traded over-the-counter on the Nasdaq National Market under the symbol “CRRC.”  At November 19, 2007, there were 1,010 stockholders of record of the Company’s common stock.  Quarterly prices of the

Company’s common stock and dividends paid per share during the years ended September 29, 2007 and September 30, 2006 are contained in the table below:

			Common Stock Prices
	Dividends Paid		2007		2006
	2007	2006	High	Low	High	Low
First quarter	$0.18	$0.12	$40.71	$36.22	$37.66	$32.71
Second quarter	0.18	0.12	40.84	37.50	42.15	34.34
Third quarter	0.18	0.12	42.02	38.20	44.90	35.03
Fourth quarter	0.18	0.12	40.07	34.17	40.02	33.03

                On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions.  The Company also announced that the Board of Directors declared a dividend of $0.20 per common share, an 11% increase over the dividend declared in the previous quarter.

PEER PERFORMANCE TABLE

The graph below compares the Corporation’s cumulative total stockholder return on its Common Stock with the cumulative total return on the Standard & Poor’s 500 stock index (the “S&P 500 Index”), a new peer group (the “New Peer Group”) of companies selected by the Corporation for purposes of the comparison and the old peer group (the “Old Peer Group”) that the corporation had been using for comparison over the past several years.  Both peer groups are described more fully below including the reasons for making the changes. This graph assumes the investment of $100 on October 1, 2002 in each of Courier Common Stock, the S&P 500 Index, the New Peer Group and the Old Peer Group Common Stock, and reinvestment of quarterly dividends at the monthly closing stock prices.  The returns of each company have been weighted annually for their respective stock market capitalizations in computing the S&P 500 and Peer Group indices.

    COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Courier Corporation,  S&P 500 Index, New Peer Group and Old Peer Group

               The Old Peer Group is made up of the following companies: Bowne & Company, Inc.; Ennis Business Forms, Inc.; The Standard Register Company; and John Wiley & Sons, Inc. The following companies were part of the Old Peer Group but are no longer included for the following reasons:  Thomas Nelson, Inc. became a privately owned company in 2006; Banta Corporation was acquired by R. R. Donnelley & Sons Company in 2007; and Cadmus Communications Corporation was acquired by Cenveo, Inc. in 2007.

With the loss of three of the seven companies in the Old Peer Group, the Corporation felt its Peer Group should be modified and added the following three companies to its New Peer Group:  Borders Group, Inc., Consolidated Graphics and Scholastic Corporation.

The New Peer Group now includes the following seven companies:  Borders Group, Inc., Bowne & Company, Inc., Consolidated Graphics, Ennis Business Forms, Inc., Scholastic Corporation, The Standard Register Company, and John Wiley & Sons, Inc.

Item 6.  Selected Financial Data.

               The information required by this Item is contained in the section captioned “Five-Year Financial Summary” appearing on page F-23 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

               The information required by this Item is contained in the section captioned “Management’s Discussion and Analysis” on pages F-24 through F-33 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

                The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Notes A and K of Notes to Consolidated Financial Statements, which appear on pages F-7 through F-9 and F-22 of this Annual Report on Form 10-K.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate, with further information contained in Note D on page F-11 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

               The information required by this Item is contained on pages F-1 through F-22 of this Annual Report on Form 10-K.

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

(b)          Changes in Internal Controls over Financial Reporting

               There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has retained Deloitte & Touche LLP, an independent registered public accounting firm, to audit its consolidated financial statements found in this Annual Report on Form 10-K for the year ended September 29, 2007.  The Company has made available to Deloitte & Touche LLP all of its financial records and related data in connection with their audit of the consolidated financial statements.

The Company has filed with the Securities and Exchange Commission the required certifications related to its consolidated financial statements as of and for the year ended September 29, 2007.  These certifications are exhibits to this Annual Report on Form 10-K for the year ended September 29, 2007.

(d)                              Management’s Report on Internal Control Over Financial Reporting.

Management has responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2007.

In making its assessment of the Company’s internal control over financial reporting, the Company’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of September 29, 2007.   Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the effectiveness of internal control over financial reporting as of September 29, 2007, which appears within this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited the internal control over financial reporting of Courier Corporation and subsidiaries (the “Company”) as of September 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 29, 2007 of the Company, and our report dated November 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph concerning the Company’s adoption of Statement of Financial Standards No.

158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 28, 2007

(e)                              Limitations on Design and Effectiveness of Controls.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, the Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must take into consideration resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected in a timely manner. These inherent limitations include the fact that controls can be circumvented by individual acts, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Finally, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information

               None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

               Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	55	Chairman, President and Chief
		Executive Officer

George Q. Nichols	78	Corporate Senior Vice President
		and Chairman of National
		Publishing Company

Robert P. Story, Jr.	56	Executive Vice President and
		Chief Operating Officer

Peter M. Folger	54	Senior Vice President and
		Chief Financial Officer

Rajeev Balakrishna	37	Vice President and
		General Counsel

Eric J. Zimmerman	42	Vice President, Publishing

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

               Mr. Balakrishna became Vice President and General Counsel of Courier Corporation in February 2007.  Prior to that, since 1996, he was an attorney at the law firms of Proskauer Rose LLP and Goodwin Procter LLP and in house Counsel at John Hancock Financial Services, Inc.

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

               All other information called for by Item 10 is contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 16, 2008.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

               Information called for by Item 11 is contained in the definitive Proxy Statement, under the caption “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 16, 2008.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of September 29, 2007 regarding shares of common stock of the Company that may be issued under its existing compensation plans, including the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”), the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”), and the Courier Corporation 1989 Deferred Income Stock Option Plan for Non-Employee Directors, which was replaced by the 2005 Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	554,608	$27.29	359,633
Equity compensation plans not approved by security holders	—	—	—
Total	554,608	$27.29	359,633

(1)            Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.

(2)            81,110 shares of these 359,633 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(3)            Includes up to 185,241 securities that may be issued in the form of restricted stock.

All other information called for by Item 12 is contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 16, 2008.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

               Information called for by Item 13 is contained in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 16, 2008.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

               Information called for by Item 14 is contained in the definitive Proxy Statement, under the caption “Item 2: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 16, 2008.  Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

	1.		Financial statements	Page(s)

		•	Report of Independent Registered Public Accounting Firm	F-1
		•	Consolidated Statements of Income for each of the three years in the period ended September 29, 2007	F-2
		•	Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006	F-3 to F-4
		•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 29, 2007	F-5
		•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended September 29, 2007	F-6
		•	Notes to Consolidated Financial Statements	F-7 to F-22

	2.		Financial statement schedule

Schedule II - Consolidated Valuation and Qualifying
			Accounts	S-1

	3.		Exhibits

Exhibit No.	Description of Exhibit

3A-1	Articles of Organization of Courier Corporation, as of June 29, 1972 (filed as Exhibit
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

10A+

Letter Agreement, dated February 8, 1990, of Courier Corporation relating to supplemental retirement benefit and consulting agreement with James F. Conway, Jr. (filed as Exhibit 10B to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 1990, and incorporated herein by reference).

10B-1+

Courier Corporation 1989 Deferred Income Stock Option Plan for Non-employee Directors, effective September 28, 1989 (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 18, 1990, and incorporated herein by reference).

10B-2+

Amendment, effective November 4, 1993, to the 1989 Deferred Income Stock Option Plan for Non-employee Directors (filed as Exhibit 10C-2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10B-3+

Amendment, effective September 24, 1998, to the 1989 Deferred Income Stock Option Plan for Non-employee Directors (filed as Exhibit 10C-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 1998, and incorporated herein by reference).

10B-4+

Amendment, effective January 21, 1999, to the 1989 Deferred Income Stock Option Plan for Non-employee Directors (described in Item 3 of the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 21, 1999, and incorporated herein by reference).

10C-1+	Courier Corporation 1983 Stock Option Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 20, 1983, and incorporated herein by reference).

10C-2+

Amendment, effective January 17, 1985, to the Courier Corporation 1983 Stock Option Plan (described in Item 2 of the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 17, 1985, and incorporated herein by reference).

10C-3+

Amendment, effective January 19, 1989, to the Courier Corporation 1983 Stock Option Plan (described in Item 3 of the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 19, 1989, and incorporated herein by reference).

10D-1+

The Courier Executive Compensation Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 7, 2005, and incorporated herein by reference).

10D-2+

The Management Incentive Compensation Program, effective October 4, 1993 (filed as Exhibit 10E-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10.1+*	Amendment, effective September 18, 2007, to the Courier Executive Compensation Program, as amended and restated on December 5, 2005.

10E+

Courier Corporation Senior Executive Severance Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 7, 2005, and incorporated herein by reference).

10F-1

Rights Agreement between Courier Corporation and State Street Bank and Trust Company dated March 18, 1999 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 18, 1999, and incorporated herein by reference).

10F-2

Amendment, dated November 8, 2001, to Rights Agreement between Courier Corporation and EquiServe Trust Company NA dated March 18, 1999 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 26, 2005, and incorporated herein by reference).

10G+

Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 21, 1999, and incorporated herein by reference).

10H-1+

Agreement, as of March 3, 1993, of Courier Corporation relating to employment contract and supplemental retirement benefit with George Q. Nichols (filed as Exhibit 10J to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10H-2+

Amendment, as of April 16, 1997, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10J-2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997, and incorporated herein by reference).

10H-3+

Amendment, as of November 9, 2000, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10I-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, and incorporated herein by reference).

10I-1

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

10I-2

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

10I-3

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

10I-4

Amendment, dated May 11, 2006, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, KeyBank National Association, Citizens Bank of Massachusetts and Sovereign Bank, providing for a $60 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on May 17, 2006, and incorporated herein by reference).

10I-5

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

10.2*

Amendment, dated September 24, 2007, to Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, between Courier Corporation, KeyBank National Association, Citizens Bank of Massachusetts, Sovereign Bank, JP Morgan Chase Bank, N.A., and Wells Fargo Bank, N.A. providing for a $100 million revolving credit facility.

10J-1+	Courier Corporation Amended and Restated 1993 Stock Incentive Plan (filed January 19, 2005 as Exhibit 10.5 to the Company’s Registration Statement No. 333-122136 and incorporated herein by reference).

10J-2+

Form of Incentive Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-3+

Form of Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-4+

Form of Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-5+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for J. F. Conway, III dated September 23, 2004 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-6+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for J. F. Conway, III dated September 23, 2004 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-7+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for R. P. Story, Jr. dated September 23, 2004 (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-8+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for R. P. Story, Jr. dated September 23, 2004 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-9+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. D. Tobin dated September 23, 2004 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-10+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. D. Tobin dated September 23, 2004 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-11+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. M. Folger dated September 23, 2004 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-12+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for P. M. Folger dated September 23, 2004 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-13+

Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for E. J. Zimmerman dated September 23, 2004 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-14+

Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for E. J. Zimmerman dated September 23, 2004 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-15+

Incentive Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for E. J. Zimmerman dated September 23, 2004 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10K-1+

Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (filed January 19, 2005 as Exhibit 10.1 to the Company’s Registration Statement No. 333-122137 and incorporated herein by reference).

10K-2+

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

10M-1+

Courier Corporation Deferred Compensation Program dated November 6, 1997 including Messrs. Conway III, Nichols, and Story (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 27, 1997, and incorporated herein by reference).

10M-2+

Amendment to Courier Corporation Deferred Compensation Program, effective January 1, 2005, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 7, 2005, and incorporated herein by reference).

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

10Q+

Amendment, effective March 1, 2005, to the Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, and incorporated herein by reference).

10R

Stock Purchase Agreement, dated April 27, 2006, by and among Courier Corporation, Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), and the stockholders of Creative Homeowner (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 3, 2006, and incorporated herein by reference).

10S

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

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 28, 2007.

COURIER CORPORATION

By:	/s/James F. Conway III
James F. Conway III
Chairman, President and Chief Executive Officer

By:	/s/Peter M. Folger
Peter M. Folger
Senior Vice President and Chief Financial Officer

By:	/s/Kathleen M. Leon
Kathleen M. Leon
Vice President and Controller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on November 28, 2007.

/s/James F. Conway III	/s/George Q. Nichols
James F. Conway III	George Q. Nichols
Chairman, President and	Director
Chief Executive Officer

/s/Kathleen Foley Curley	/s/Ronald L. Skates
Kathleen Foley Curley	Ronald L. Skates
Director	Director

/s/Richard K. Donahue	/s/Robert P. Story, Jr.
Richard K. Donahue	Robert P. Story, Jr.
Director	Director

/s/Edward J. Hoff	/s/W. Nicholas Thorndike
Edward J. Hoff	W. Nicholas Thorndike
Director	Director

/s/Arnold S. Lerner	/s/Susan L. Wagner
Arnold S. Lerner	Susan L. Wagner
Director	Director

/s/Peter K. Markell
Peter K. Markell
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the “Company”) as of September 29, 2007 and September 30, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries as of September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 28, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As disclosed in Note G to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 28, 2007

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	For the Years Ended

	September 29,	September 30,	September 24,
	2007	2006	2005

Net sales (Note A)	$294,592	$269,051	$227,039
Cost of sales	198,229	180,535	151,853

Gross profit	96,363	88,516	75,186

Selling and administrative expenses	53,926	50,144	42,823
Interest (income) expense, net (Note A)	1,571	182	(388)

Pretax income	40,866	38,190	32,751

Provision for income taxes (Note C)	15,121	9,810	11,883

Net income	$25,745	$28,380	$20,868

Net income per share (Notes A and J):

Basic	$2.06	$2.30	$1.72

Diluted	$2.03	$2.25	$1.67

Cash dividends declared per share	$0.72	$0.48	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

Fiscal year 2006 was a 53-week period.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 29,	September 30,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$1,549	$1,483
Accounts receivable, less allowance for uncollectible accounts of $1,531 in 2007 and $1,593 in 2006 (Note A)	47,673	46,002
Inventories (Note B)	38,183	29,565
Deferred income taxes (Note C)	3,469	3,703
Other current assets	1,550	1,110

Total current assets	92,424	81,863

Property, plant and equipment (Note A):
Land	1,296	1,296
Buildings and improvements	35,110	29,539
Machinery and equipment	190,127	163,395
Furniture and fixtures	1,837	1,973
Construction in progress	10,487	18,368

	238,857	214,571

Less-Accumulated depreciation and amortization	(141,079)	(129,323)

Property, plant and equipment, net	97,778	85,248

Goodwill, net (Notes A, H and I)	55,199	55,406
Other intangibles, net (Notes A and H)	12,904	13,691
Prepublication costs, net (Note A)	10,220	9,327
Other assets (Note G)	1,310	1,653

Total assets	$269,835	$247,188

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 29,	September 30,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$91	$88
Accounts payable (Note A)	20,111	15,778
Accrued payroll	7,409	9,534
Accrued taxes (Note C)	2,129	3,362
Other current liabilities (Note G)	6,652	6,928
Total current liabilities	36,392	35,690

Long-term debt (Notes A and D)	17,375	17,222
Deferred income taxes (Note C)	9,446	8,913
Other liabilities	3,511	3,037

Total liabilities	66,724	64,862

Commitments and contingencies (Note E)

Stockholders’ equity (Notes A, F and G):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,612,000 shares in 2007 and 12,445,000 in 2006	12,612	12,445
Additional paid-in capital	12,977	8,592
Retained earnings	178,027	161,289
Accumulated other comprehensive loss	(505)	—

Total stockholders’ equity	203,111	182,326

Total liabilities and stockholders’ equity	$269,835	$247,188

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended
	September 29,	September 30,	September 24,
	2007	2006	2005

Operating Activities:
Net income	$25,745	$28,380	$20,868
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	18,856	14,804	11,660
Stock-based compensation (Notes A and F)	1,460	1,431	1,835
Deferred income taxes (Note C)	1,098	1,093	(830)
Changes in assets and liabilities:
Accounts receivable	(1,671)	(2,845)	(135)
Inventory	(8,618)	(895)	(343)
Accounts payable	4,333	219	475
Accrued taxes	(1,233)	(2,408)	35
Other elements of working capital	(2,966)	(204)	486
Other long-term, net	451	(351)	111

Cash provided from operating activities	37,455	39,224	34,162

Investment Activities:
Capital expenditures	(26,378)	(29,429)	(19,683)
Business acquisitions (Note H)	—	(51,164)	—
Prepublication costs (Note A)	(5,417)	(4,253)	(2,867)

Cash used for investment activities	(31,795)	(84,846)	(22,550)

Financing Activities:
Long-term debt borrowings (repayments)	156	16,800	(83)
Cash dividends	(9,007)	(5,927)	(4,066)
Proceeds from stock plans	2,608	1,691	1,632
Excess tax benefits from stock-based compensation	649	503	978

Cash provided from (used for) financing activities	(5,594)	13,067	(1,539)

Increase (decrease) in cash and cash equivalents	66	(32,555)	10,073

Cash and cash equivalents at the beginning of the period	1,483	34,038	23,965

Cash and cash equivalents at the end of the period	$1,549	$1,483	$34,038

Supplemental cash flow information:
Interest paid	$1,604	$564	$219
Income taxes paid (net of refunds)	$14,447	$10,725	$11,707

Supplemental disclosure of noncash investing and financing activities:
Property and equipment costs included in accounts payable and accrued expenses	$5,301	$3,204	$2,057

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Total Stockholders’ Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss

Balance, September 25, 2004	$135,383	$8,031	$5,318	$122,034	$0

Net income	20,868	—	—	20,868	—
Cash dividends	(4,066)	—	—	(4,066)	—
Stock dividend	—	4,061	(4,061)	—	—
Stock-based compensation (Note F)	1,835	8	1,827	—	—
Other stock plan activity	2,440	213	2,227	—	—

Balance, September 24, 2005	156,460	12,313	5,311	138,836	—

Net income	28,380	—	—	28,380	—
Cash dividends	(5,927)	—	—	(5,927)	—
Stock-based compensation (Note F)	1,431	6	1,425	—	—
Other stock plan activity	1,982	126	1,856	—	—

Balance, September 30, 2006	182,326	12,445	8,592	161,289	—

Net income	25,745	—	—	25,745	—
Cash dividends	(9,007)	—	—	(9,007)	—
SFAS 158 transition adjustment (Note G)	(505)	—	—	—	(505)
Stock-based compensation (Note F)	1,460	5	1,455	—	—
Other stock plan activity	3,092	162	2,930	—	—

Balance, September 29, 2007	$203,111	$12,612	$12,977	$178,027	$(505)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Business:  Courier Corporation and its subsidiaries (“Courier” or the “Company”) print, publish and sell books.  Courier has two business segments: book manufacturing and specialty book publishing.  On April 28, 2006, the Company acquired Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), a New Jersey-based publisher and distributor of books, home plans, and related products for the home and garden retail book market. On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”) an Indianapolis-based printer specializing in manufacturing book covers.  Creative Homeowner is included in the specialty publishing segment and Moore Langen is included in the book manufacturing segment (see Note H).

Principles of Consolidation and Presentation: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all intercompany transactions.  Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  Fiscal years 2007 and 2005 were 52-week periods compared with fiscal year 2006, which was a 53-week period.

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations.  The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.  At September 29, 2007 and September 30, 2006, the fair market value of the Company’s financial instruments approximated their carrying values.  Interest income from these instruments was $450,000 in 2006 and $666,000 in 2005 and is included in the caption “Interest (income) expense, net” in the accompanying Consolidated Statements of Income.  There was no such interest income in fiscal 2007.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions.  Interest capitalized in 2007 was $169,000; no such interest was capitalized in 2006 and 2005.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings.

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

Goodwill and Other Intangibles: The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or circumstances in the periods presented.  Goodwill has been allocated $14.8 million and $40.4 million, net of accumulated amortization of $2.1 million and $0.9 million, to the book manufacturing and specialty publishing segments, respectively.  The following table reflects the components of other intangibles at September 29, 2007:

	(000’s omitted)
Other intangibles:	Book Manufacturing Segment	Specialty Publishing Segment	Total
Trade name	$931	$1,370	$2,301
Customer lists	231	11,502	11,733
Total other intangibles	$1,162	$12,872	$14,034
Accumulated amortization	(38)	(1,092)	(1,130)
Other intangibles, net at September 29, 2007	$1,124	$11,780	$12,904

Customer lists for Moore Langen and Creative Homeowner are being amortized over 10-year and 15-year periods, respectively.  Such amortization expense was $787,000 and $343,000 in fiscal years 2007 and 2006, respectively.  Annual amortization expense for the next five years will be approximately $800,000.  Trade names are not being amortized as they are assumed to have indefinite lives.

Long-Lived Assets: Management periodically reviews long-lived assets for impairment and has not recorded an impairment of any asset of the Company.

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

Revenue Recognition: Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership for those customers for whom the Company provides manufacturing and distribution services.  Revenue for distribution services is recognized as services are provided.  Shipping and handling fees billed to customers are classified as revenue.  In the specialty publishing segment, revenue is recognized net of an allowance for sales returns.  The process which the Company uses to determine its sales reserve, and the related reserve allowance netted from revenue, is based upon applying an estimated return rate to current year sales.  This estimated return rate is based on actual historical return experience.

Use of Estimates: The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts at the date of the financial statements.  Actual results may differ from these estimates.

Net Income per Share: Basic net income per share is based on the weighted average number of common shares outstanding each period.  Diluted net income per share also includes potentially dilutive items such as stock options (Note J).

Adoption of New Accounting Principles:  As more fully discussed in Note G below, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).  The effective date of this new standard was the end of the Company’s 2007 fiscal year.

New Accounting Pronouncements: In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 applies to fiscal years beginning after December 15, 2006, the Company’s 2008 fiscal year.  The Company does not believe the adoption of FIN No. 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

B. Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 45% and 37% of the Company’s inventories at September 29, 2007 and September 30, 2006, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.

Inventories consisted of the following at September 29, 2007 and September 30, 2006:

	(000’s omitted)
	2007	2006

Raw materials	$5,295	$3,910
Work in process	8,274	6,295
Finished goods	24,614	19,360
Total	$38,183	$29,565

On a FIFO basis, reported year-end inventories would have been higher by $5.3 million in fiscal 2007 and $5.5 million in fiscal 2006.

C.  Income Taxes

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s omitted)
	2007	2006	2005

Federal taxes at statutory rate	$14,303	$13,367	$11,463
State taxes, net of federal tax benefit	1,312	1,168	947
Federal manufacturer’s deduction	(349)	(335)	—
Tax benefit of export related income	(165)	(674)	(805)
Stock based compensation (Note F)	57	148	300
Reversal of tax reserves	—	(3,800)	—
Other	(37)	(64)	(22)
Total	$15,121	$9,810	$11,883

During the fourth quarter of fiscal 2006, the Company reversed an income tax reserve for $3.8 million pursuant to receipt of a state tax audit report and the expiration of certain statutory limitations.

The provision for income taxes consisted of the following:

	(000’s omitted)
	2007	2006	2005
Current:
Federal	$12,410	$10,930	$11,371
State	1,613	1,587	1,342
Reversal of tax reserves	—	(3,800)	—
	14,023	8,717	12,713
Deferred:
Federal	652	906	(945
State	446	187	115
	1,098	1,093	(830)
Total	$15,121	$9,810	$11,883

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 29, 2007 and September 30, 2006:

	(000’s omitted)
	2007	2006
Deferred tax assets:
Vacation accrual not currently deductible	$824	$886
Other accruals not currently deductible	356	497
Non-deductible reserves	2,076	2,073
Other	213	247
Classified as current	3,469	3,703
Deferred compensation arrangements	2,208	1,854
Tax benefits of stock option activity	674	375
SFAS 158 transition adjustment (Note G)	310	—
Other	591	47
Total deferred tax assets	$7,252	$5,979

Deferred tax liabilities:
Accelerated depreciation	8,389	7,772
Goodwill and other intangibles amortization	4,840	3,417
Total deferred tax liabilities	$13,229	$11,189

The Company also has deferred tax assets for state net operating loss carryforwards of approximately $172,000 and $660,000 as of September 29, 2007 and September 30, 2006, respectively, for which the Company has fully provided valuation allowances.

Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

D.  Long-Term Debt

At September 29, 2007 and September 30, 2006, the Company had $17.1 million and $16.9 million, respectively, in borrowings under its long-term revolving credit facility.  Other long-term debt at September 29, 2007 and September 30, 2006 consisted of an obligation under an industrial development bond arrangement totaling $337,000 and $425,000, respectively, including current maturities of $91,000 and $88,000, respectively.  This industrial bond arrangement bears interest at 3%.  At September 29, 2007, scheduled aggregate principal payments of these obligations were $91,000 in 2008, $93,000 in 2009, $96,000 in 2010, and $17,186,000 in 2011.  The industrial bond arrangement provides for a lien on the assets acquired with the proceeds.

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  The Company’s interest rate at September 29, 2007 was 6.0%. In November 2006, the revolving credit facility was increased from $60 million to $100 million, the bank group was expanded from three banks to five banks and the maturity date was extended to 2011.  The revolving credit facility is available to the Company for both its long-term and short-term financing needs.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the incurring of additional indebtedness and a quarterly test of EBITDA to debt service.  During 2007, the revolving credit facility was amended to remove a restrictive covenant on the level of capital expenditures.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  These fees are included in the caption “Interest (income) expense, net” in the accompanying Consolidated Statements of Income.

E.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $3,436,000 in 2007, $3,108,000 in 2006 and $3,363,000 in 2005.  As of September 29, 2007, minimum annual rental commitments under the Company’s long-term operating leases were approximately $2,676,000 in 2008, $1,815,000 in 2009, $1,757,000 in 2010, $938,000 in 2011, $716,000 in 2012, and $1,096,000 in the aggregate thereafter.  The Company leases one of its facilities from a corporation owned in part by an executive of one of the Company’s subsidiaries.  The lease agreement requires annual payments of approximately $312,000 through July 2012.  At September 29, 2007 and September 30, 2006, the Company had letters of credit outstanding of $1,525,000 and $1,270,000, respectively.

In the ordinary course of business, the Company is subject to various legal proceedings and claims.  The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

F.  Stock Arrangements

In fiscal 2006, the Company adopted the provisions of SFAS 123R.  All prior periods presented have been restated on a retrospective basis consistent with the pro forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148.  Under the provisions of SFAS 123R, the Company records stock-based compensation expense for the cost of stock options, stock grants, and shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”). The fair value of each option awarded was calculated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements, and the related tax benefit, were as follows:

	(000’s omitted)
	2007	2006	2005

Stock-based compensation expense	$1,460	$1,431	$1,835
Related tax benefit	(454)	(352)	(341)
Stock-based compensation, net of related tax benefit	$1,006	$1,079	$1,494

Unrecognized stock-based compensation cost at September 29, 2007 was $2.4 million to be recognized over a weighted-average period of 2.4 years.

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees.  Stock options and stock grants generally vest over three years.

The following is a summary of all option activity for this plan:

		Weighted Average		Aggregate Intrinsic
	Shares	Exercise Price	Remaining Term (yrs)	Value (in 000’s)
Outstanding at Sept. 25, 2004	625,262	$14.57
Issued	30,131	35.61
Exercised	(222,252)	9.32
Cancelled	(7,104)	22.38
Outstanding at Sept. 24, 2005	426,037	$18.66
Issued	40,780	37.09
Exercised	(64,926)	11.53
Outstanding at Sept. 30, 2006	401,891	$21.69
Issued	66,154	36.70
Exercised	(80,377)	15.47		$1,941
Cancelled	(157)	35.51
Outstanding at Sept. 29, 2007	387,511	$25.53	3.2	$3,937

Exercisable at Sept. 29, 2007	284,291	$21.48	2.6	$3,937
Available for future grants	185,241

There were 35,970 non-vested stock grants outstanding at the beginning of fiscal 2007 with a weighted-average fair value of $33.77 per share.  During 2007, 22,328 stock grants were awarded with a weighted-average fair value of $37.49 per share.  There were 14,405 stock grants that vested in 2007 with a weighted-average fair value of $28.01 per share.  Also, 1,141 non-vested stock shares, with a weighted-average fair value of $42.56, were forfeited during 2007. At September 29, 2007, there were 42,752 non-vested stock grants outstanding with a weighted-average fair value of $37.42.

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

 The following is a summary of all option activity for these plans:

		Weighted Average		Aggregate Intrinsic
	Shares	Exercise Price	Remaining Term (yrs)	Value (in 000’s)
Outstanding at Sept. 25, 2004	189,288	$13.33
Issued	45,000	32.47
Exercised	(60,112)	9.39
Outstanding at Sept. 24, 2005	174,176	$19.64
Issued	43,752	36.34
Exercised	(32,801)	7.23
Outstanding at Sept. 30, 2006	185,127	$25.78
Issued	38,064	39.18
Exercised	(56,094)	18.25		$1,121
Outstanding at Sept. 29, 2007	167,097	$31.36	2.6	$837

Exercisable at Sept. 29, 2007	167,097	$31.36	2.6	$837
Available for future grants	93,282

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash.  Such shares issued in 2007, 2006 and 2005 were 4,338 shares, 5,504 shares and 4,062 shares at a fair market value of $39.18, $36.34 and $34.49, respectively.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During 2007, 2006, and 2005, 20,066 shares, 18,433 shares, and 21,439 shares, respectively, were issued under the plan at an average price of $31.46 per share, $32.36 per share, and $26.49 per share, respectively.  Since inception, 256,390 shares have been issued.  At September 29, 2007, an additional 81,110 shares were reserved for future issuances.

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

Stock-Based Compensation: The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.

The following key assumptions were used to value options issued:

	2007	2006	2005
Risk-free interest rate	4.2—4.7%	4.5%	4.1%
Expected volatility	25—27%	30%	22%
Expected dividend yield	1.8—2%	1.3%	1.1%
Estimated life for grants under:
Stock Incentive Plans	5 years	5 years	7 years
Directors’ Option Plans	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	Stock Incentive Plan			Directors’ Option Plans
On grant date:	2007	2006	2005	2007	2006	2005
Exercise price equal to stock price	$9.00	$11.19	$10.43	$10.40	$9.14	$10.17
Exercise price less than stock price	—	—	—	—	—	$10.03

G.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan (“the Dover plan”) as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan (“PSSP”), which includes an Employee Stock Ownership Plan (“ESOP”).  Retirement costs included in the accompanying financial statements amounted to approximately $3,940,000 in 2007, $3,870,000 in 2006 and $3,820,000 in 2005. At September 29, 2007 and September 30, 2006, the Company had $2.3 million and $2.6 million, respectively, accrued for the PSSP, which is included in the accompanying consolidated balance sheet under the caption “Other current liabilities.”

The PSSP is qualified under Section 401(k) of the Internal Revenue Code.  The plan allows eligible employees to contribute up to 100% of their compensation, subject to IRS limitations, with the Company making a matching contribution.  Effective July 1, 2007, the Company increased the matching contribution to 100% of the first 2% of pay plus 25% of the next 4% of pay contributed by the employee.  Previously, the Company match was 25% of the first 6% of pay contributed by the employee.  The Company also makes contributions to the plan annually based on profits each year for the benefit of all eligible non-union employees.

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During the last three years, no such shares were allocated to eligible participants.  At September 29, 2007, the ESOP held 374,511 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. As of December 31, 2001, Dover employees became eligible to participate in the PSSP.  As such, plan benefits under the Dover defined benefit plan were frozen as of that date. In 2007, $19,000 in contributions were made to the Dover plan; no contributions were made in 2006 or 2005.

On September 29, 2007, the Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”  (“SFAS 158”).  The Dover pension obligation was measured as of September 29, 2007 and calculated using generally accepted actuarial methods.  Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees.  SFAS 158 requires the Company to recognize the funded status of its postretirement benefit plans in the consolidated statement of financial position at September 29, 2007, with a corresponding adjustment to “accumulated other comprehensive income.”  The funded status is the difference between the fair value of plan assets and benefit obligations.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs.  Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

The incremental effect of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at September 29, 2007 are presented in the following table.   The adoption of SFAS 158 had no effect on the Company’s income statement for the year ended September 29, 2007, or for any prior period presented, and it will not affect the Company’s operating results in future periods.  Prior to the Company’s adoption of SFAS 158, it recognized an additional liability of $34,000 and $51,000 at September 29, 2006 and 2005 respectively.  The amounts recognized in the balance sheet upon adoption were as follows:

(000’s omitted)	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As reported September 29, 2007

Prepaid pension cost	$690	$(690)	—
Accrued pension liability	—	126	$126
Deferred tax asset	—	311	311
Accumulated other comprehensive loss	—	(505)	(505)

Accumulated other comprehensive income (loss) at September 29, 2007 includes actuarial losses, net of tax, of $505,000, related to the Dover plan, that have not yet been recognized in net periodic pension cost.  The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended September 27, 2008 is $26,000, net of tax.

The following tables provide information regarding the Dover plan for the years ended September 29, 2007 and September 30, 2006:

	(000’s omitted)
	2007	2006
Change in projected benefit obligation:
Obligation at beginning of year	$3,138	$3,464
Administrative cost	7	7
Interest cost	184	173
Actuarial (gain) loss	270	(123)
Benefits paid	(529)	(383)
Obligation at end of year	$3,070	$3,138

Change in plan assets:
Fair value of plan assets at beginning of year	$3,238	$3,559
Actual return on plan assets	235	62
Benefits paid	(529)	(383)
Fair value of plan assets at end of year	$2,944	$3,238

Reconciliation of funded status:
Funded status at end of year	$(126)	$100
Unrecognized net actuarial loss and other	—	623
Prepaid (accrued) pension cost	$(126)	$723

	2007	2006	2005
Components of the net periodic benefit cost:
Administrative cost	$7	$7	$8
Interest cost	184	173	185
Expected return on plan assets	(207)	(235)	(244)
Amortization of unrecognized net loss	49	21	—
Net periodic benefit cost (income)	$33	$(34)	$(51)

Actuarial assumptions used to determine costs and benefit obligations:
Discount rate	5.8%	5.8%	5.3%
Compensation increases	None	None	None
Return on assets for the year	7.0%	7.0%	7.0%

The Company’s strategy is to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.

Accrued pension cost at September 29, 2007 is included in the accompanying consolidated balance sheet under the caption “Other liabilities” while prepaid pension cost at September 30, 2006 was included in “Other assets.”

H. Business Acquisitions

On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in manufacturing book covers, in a $15 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.  The allocation of the purchase price to assets acquired included, in the accompanying financial statements, approximately $5.5 million to goodwill, $0.9 million to trade name, and $0.2 million to customer lists.

On April 28, 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans and related products for the home and garden retail book market.  The Company purchased 100% of the stock in a $37 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Creative Homeowner’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  In the third quarter of fiscal 2007, adjustments were made to the allocation of Creative Homeowner’s purchase price to assets resulting in a reduction in goodwill of approximately $0.2 million.  The final allocation of purchase price to assets acquired was as follows:

(000’s omitted)
Goodwill	$16,414
Customer lists	11,502
Prepublication costs	3,046
Trade name	1,370
Accounts receivable	7,485
Inventory	2,876
Property, plant and equipment	440
Accounts payable	(4,863)
Other liabilities assumed	(2,230)
Other assets	971
Total purchase price	$37,011

For both the Moore Langen and Creative Homeowner acquisitions, goodwill and trade names are tax deductible.

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

Unaudited (Dollars in thousands, except per share amounts)	2006	2005
Net sales	$284,014	$249,801
Net income	28,273	20,887
Net income per diluted share	2.24	1.67

I.  Business Segments

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers.  The Company has aggregated its book manufacturing business into one segment because of strong similarities in the economic characteristics, the nature of products and services, production processes, class of customer and distribution methods used. Moore Langen, acquired in October 2005, was added to this segment in fiscal 2006.  The specialty publishing segment consists of Dover, REA, and Creative Homeowner, beginning with its acquisition in April 2006 (see Note H).

The accounting policies of the segments are the same as those described in Note A.  In evaluating segment performance, management primarily focuses on income or loss before taxes, stock-based compensation, and other income. The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.  Interest is allocated to the specialty publishing segment based on the acquisition costs of Dover, REA, and Creative Homeowner, reduced by cash generated by each business since acquisition.  Interest allocated to the book manufacturing segment includes interest associated with funding the Moore Langen acquisition.  Stock-based compensation is reflected as “unallocated” in the following table.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.  The corresponding corporate asset balances are not allocated to the segments.  Unallocated corporate assets consist primarily of cash and cash equivalents and fixed assets used by the corporate support functions.

The following table provides segment information as required under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Dollar amounts in the table are presented in thousands.

	Total Company	Book Manu- facturing	Specialty Publishing	Unallo- cated	Intersegment Elimination
Fiscal 2007
Net sales	$294,592	$231,474	$72,890	$—	$(9,772)
Earnings before income taxes	40,866	36,415	5,586	(1,460)	325
Total assets	269,835	157,703	103,284	8,848	—
Goodwill, net	55,199	14,771	40,428	—	—
Depreciation and amortization	18,856	12,084	6,096	676	—
Capital expenditures and prepublication costs	31,795	25,088	5,863	844	—
Interest (income)/expense	1,571	(279)	1,850	—	—

Fiscal 2006
Net sales	$269,051	$220,115	$57,549	$—	$(8,613)
Earnings before income taxes	38,190	33,606	6,122	(1,431)	(107)
Total assets	247,188	138,053	100,441	8,694	—
Goodwill, net	55,406	14,772	40,634	—	—
Depreciation and amortization	14,804	9,885	4,307	612	—
Capital expenditures and prepublication costs	33,682	28,248	4,557	877	—
Interest (income)/expense	182	(733)	915	—	—

Fiscal 2005
Net sales	$227,039	$193,623	$40,254	$—	$(6,838)
Earnings before income taxes	32,751	31,115	3,883	(1,835)	(412)
Total assets	196,965	99,449	59,160	38,356	—
Goodwill, net	33,255	9,240	24,015	—	—
Depreciation and amortization	11,660	8,263	3,029	368	—
Capital expenditures and prepublication costs	22,550	15,689	6,489	372	—
Interest (income)/expense	(388)	(700)	312	—	—

Export sales as a percentage of consolidated sales were approximately 16% in 2007, 19% in 2006 and 21% in 2005.  Approximately 90% of export sales were in the book manufacturing segment in fiscal years 2007, 2006, and 2005.  Sales to the Company’s largest customer amounted to approximately 20% of consolidated sales in 2007, 23% in 2006 and 28% in 2005. In addition, sales to another customer amounted to 16% of consolidated sales in 2007 and 2006, and 19% in 2005.  Both of these customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales.  Customers are granted credit on an unsecured basis.  Receivables for the two largest customers, as a percentage of consolidated accounts receivable, were 21% at September 29, 2007 and 24% at September 30, 2006.

J.  Net Income per Share

Following is a reconciliation of the shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s omitted)
	2007	2006	2005
Average shares outstanding for basic	12,470	12,322	12,125
Effect of potentially dilutive shares	219	277	356
Average shares outstanding for dilutive	12,689	12,599	12,481

K.  Derivative Financial Instruments

At the end of fiscal 2006, the Company had a forward exchange contract to purchase approximately 800,000 euros as a hedge against a foreign currency equipment purchase commitment, designated as a cash flow hedge.  The equipment was delivered and the forward exchange contract settled in the first quarter of fiscal 2007.  The Company does not use derivative financial instruments for trading or speculative purposes.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions except per share data)	2007	2006*	2005	2004	2003

Net sales	$294.6	$269.1	$227.0	$211.2	$202.0
Gross profit	96.4	88.5	75.2	68.6	67.4
Net income	25.7	28.4	20.9	19.2	18.3
Net income per diluted share	2.03	2.25	1.67	1.56	1.50
Dividends per share	0.72	0.48	0.33	0.23	0.20
Working capital	56.0	46.2	66.9	57.3	50.9
Current ratio	2.5	2.3	3.2	2.9	2.9
Capital expenditures	26.4	29.4	19.7	13.4	10.9
Depreciation and amortization	18.9	14.8	11.7	10.9	9.8
Total assets	269.8	247.2	197.0	175.2	151.5
Long-term debt	17.4	17.2	0.4	0.5	0.6
Long-term debt as a percentage of capitalization	7.9%	8.6%	0.3%	0.4%	0.5%
Stockholders’ equity	203.1	182.3	156.5	135.4	115.7
Return on stockholders’ equity	13.4%	16.8%	14.3%	15.3%	17.3%
Stockholders’ equity per share	16.10	14.65	12.71	11.24	9.73
Shares outstanding (in 000’s)	12,612	12,445	12,313	12,047	11,897
Number of employees	1,830	1,724	1,479	1,465	1,420

Prior year amounts were retroactively adjusted to reflect the adoption of SFAS 123R in fiscal 2006 (Note F).

Net income per diluted share is based on weighted average shares outstanding; stockholders’ equity per share is based on shares outstanding at year end. Shares outstanding and per share amounts were retroactively adjusted to reflect three-for-two stock splits distributed on May 27, 2005 and December 5, 2003 (Note A).

Net sales, gross profit, net income, net income per diluted share and return on stockholders’ equity for 2003 reflect continuing operations.  Results from discontinued operations was income of $848,000 (including a gain on disposal) in 2003.

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

OVERVIEW

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production, through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), acquired in April 2006.  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, as well as professionals.  Creative Homeowner publishes and distributes books, home plans and related products to the home and garden market.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

				Percent Change
				2007 vs.	2006 vs.
	2007	2006	2005	2006	2005
Net sales	$294,592	$269,051	$227,039	9.5%	18.5%
Gross profit	96,363	88,516	75,186	8.9%	17.7%
As a percentage of sales	32.7%	32.9%	33.1%
Selling and administrative expenses	53,926	50,144	42,823	7.5%	17.1%
Interest (income)/expense, net	1,571	182	(388)
Pretax income	40,866	38,190	32,751	7.0%	16.6%
Provision for income taxes	15,121	9,810	11,883
Net income	$25,745	$28,380	$20,868	-9.3%	36.0%

Net income per diluted share	$2.03	$2.25	$1.67	-9.8%	34.7%

Fiscal years 2007 and 2005 were 52-week periods compared with a 53-week period in fiscal year 2006. The pro rata effect of the extra week contributed approximately 2% to fiscal 2006 sales and earnings results.

Revenues in fiscal 2007 increased in both of the Company’s operating segments compared to the prior year.  Book manufacturing revenues were up 5% in fiscal 2007 compared to the 53-week period last year, reflecting continued growth in education sales.  Sales in the specialty publishing segment for fiscal 2007 were up 27% compared to the prior year due largely to the inclusion of full-year results from Creative Homeowner, acquired in April 2006. Net income for fiscal 2007 was $25.7 million, or $2.03 per diluted share. For fiscal 2006, net income was $28.4 million, which included a reduction in taxes of $3.8 million, or $.30 per diluted share, from the reversal of tax reserves.  Without the effect of this tax adjustment, net income in fiscal 2007 increased 5% over the prior year, or 8% on a comparable 52-week basis.  For fiscal 2006, revenues in both of the Company’s operating segments also increased compared to the prior year.  Acquisitions made during fiscal 2006 contributed $24 million to the growth in revenues compared to fiscal 2005, in addition to higher textbook sales in the book manufacturing segment and growth in both of the previously existing businesses in the specialty publishing segment.

Business Acquisitions

On April 28, 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans, and related products for the $340-million home and garden retail book market. On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”) an Indianapolis-based printer specializing in manufacturing book covers. Each of these acquisitions was accounted for as a purchase, and accordingly, the financial results of Creative Homeowner were included in the specialty publishing segment from the date of acquisition and the financial results of Moore Langen were included in the book manufacturing segment from the date of acquisition.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS
(dollars in thousands)

				Percent Change
				2007 vs.	2006 vs.
	2007	2006*	2005	2006	2005

Net sales	$231,474	$220,115	$193,623	5.2%	13.7%
Gross profit	65,356	63,156	57,110	3.5%	10.6%
As a percentage of sales	28.2%	28.7%	29.5%
Selling and administrative expenses	29,220	30,283	26,695	-3.5%	13.4%
Interest income, net	(279)	(733)	(700)	-61.9%	4.7%
Pretax income	$36,415	$33,606	$31,115	8.4%	8.0%

* Fiscal year 2006 was a 53-week period.

Within this segment, the Company focuses on three key publishing markets: education, religious and specialty trade.  Sales to the education market were $99.7 million in fiscal 2007, up 15% over fiscal 2006 (or 18% on a comparable 52-week basis) reflecting share gains with key customers and continued strong demand for four-color textbooks for elementary and high schools.  The newest 4-color press installation in December 2006, as well as new bindery equipment, provided the necessary capacity to meet the growing demand for educational books.  Moore Langen, the Company’s cover printing operation that specializes in textbook covers, also experienced revenue growth from the education market.  In the religious market, sales were $63.1 million, down 6% from fiscal 2006 (or 4% on a comparable 52-week basis), reflecting slower than expected growth during the phase-in of a multi-year expansion program for the Company’s largest religious customer.  The objective of this program is to enable our customer to increase their distribution of scriptures around the world by reducing our production costs through manufacturing efficiencies and the use of alternative materials, and sharing the resulting savings with our customer.  In support of this program, the Company added new binding equipment, to be followed in early 2008 with the installation of a major new press, which increases capacity and efficiency at our Philadelphia plant.  Sales to the specialty trade market were $56.1 million, up 14% compared to fiscal 2006 (or 16% on a comparable 52-week basis), as a result of several large one-time orders early in the year, combined with growth from new customers and share gains from existing customers.  In fiscal 2006, sales to the education market rose 11% to $86.3 million compared with fiscal 2005, with 4% of this increase attributed to the addition of Moore Langen.  Sales increased in all levels of the market, with particular strength in four-color textbooks for elementary and high schools, enabled by a new four-color press installed in December 2005. Sales growth in the religious and the specialty trade markets in fiscal 2006 increased 2% to

$67.0 million and 9% to $49.3 million, respectively, compared with the prior year.

Cost of sales in the book manufacturing segment increased 6% to $166.1 million in fiscal 2007 compared to the prior year, reflecting sales growth and higher benefit costs.  The new press, which began operation in the Kendallville, Indiana plant in December 2006, had a smooth start up without significant additional costs.  Gross profit in this segment decreased slightly to 28.2% from 28.7% in fiscal 2006 resulting from competitive pricing pressures, fluctuations in sales mix and increases in benefit costs.  The impact of rising utility costs was partially mitigated during 2007 by contractually fixing certain rates through May 2009.  Cost of sales in this segment in fiscal 2006 increased 15% over the prior year to $157.0 million, including the addition of Moore Langen in October 2005 and a $1.8 million increase in utility costs.  In fiscal 2006, gross profit in this segment increased 11% over 2005 to $63.2 million, and as a percentage of sales, decreased slightly to 28.7% from 29.5% in fiscal 2005, reflecting an increase in utility costs as well as the impact of a highly competitive industry environment.

Selling and administrative expenses in the book manufacturing segment were $29.2 million in fiscal 2007, a decrease of 4% from fiscal 2006 reflecting a $1.8 million reduction in incentive compensation which was offset in part by an increase in selling expenses. As a percentage of sales, selling and administrative expenses were 12.6% in fiscal 2007 compared to 13.8% in the prior year.  In fiscal 2006, selling and administrative expenses were $30.3 million, up $3.6 million or 13% over the prior year.  This increase was primarily due to the addition of Moore Langen and the 53rd week in fiscal 2006.  As a percentage of sales, selling and administrative expenses were 13.8% in 2006, comparable to the prior year.

Intercompany interest income allocated to the book manufacturing segment in fiscal 2007 decreased to $279,000 from $733,000 in the prior year, reflecting the impact of increased working capital as well as increased capital investments for the expansion of the Kendallville, Indiana facility and an ongoing capacity expansion program in Philadelphia for the religious market.  In fiscal 2006, allocated intercompany interest income increased to $733,000 compared to $700,000 in fiscal 2005. This increase was primarily the result of higher interest rates offset in part by interest expense allocated for the funding of the acquisition of Moore Langen.

Pretax income in the Company’s book manufacturing segment in fiscal 2007 was $36.4 million, an increase of 8% over the prior year (or 11% on a comparable 52-week basis). Pretax income in fiscal 2006 increased 8% to $33.6 million, compared to $31.1 million in fiscal 2005.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS
(dollars in thousands)

				Percent Change
				2007 vs.	2006 vs.
	2007	2006*	2005	2006	2005

Net sales	$72,890	$57,549	$40,254	26.7%	43.0%
Gross profit	30,682	25,468	18,487	20.5%	37.8%
As a percentage of sales	42.1%	44.3%	45.9%
Selling and administrative expenses	23,246	18,431	14,292	26.1%	29.0%
Interest expense, net	1,850	915	312	102.2%	193.3%
Pretax income	$5,586	$6,122	$3,883	-8.8%	57.7%

* Fiscal year 2006 was a 53-week period.

The Company’s specialty publishing segment is comprised of Dover, REA, and Creative Homeowner since its acquisition on April 28, 2006.  Sales in fiscal 2007 were $72.9 million, an increase of 27% over fiscal 2006, largely due to the inclusion of full-year results for Creative Homeowner.  Sales at Dover were down in fiscal 2007 to $37.1 million from $39.0 million in 2006. Sales gains were achieved among smaller retailers and certain larger retail chains, helped by the expansion of proprietary packaged products, including new “Dover Fun Kits™”.  Sales to large booksellers however fluctuated during the year in response to the slow retail environment.  REA’s sales were $7.7 million in fiscal 2007, a 16% increase over the prior year, reflecting sales growth in the educational testing market, including new titles for high-stakes test preparation books, such as Advanced Placement and high school exit exams.  Creative Homeowner’s sales in fiscal 2007 were $28.0 million, contributing $16 million of sales growth to the specialty publishing segment as last year included five months of its sales after acquisition.  Creative Homeowner’s sales were relatively flat from a comparable period in 2006, reflecting a soft housing market and reduced traffic at home improvement centers, which constitute Creative Homeowner’s largest sales channel.  Fiscal 2006 sales in this segment were $57.5 million, a 43% increase over the prior year, with approximately $12 million of the increase attributable to the addition of Creative Homeowner.  Dover’s sales increased 12% in fiscal 2006 to $39.0 million compared to fiscal 2005, including a 17% increase in trade sales, a 16% increase in international sales, and a 6% increase in direct-to-consumer sales.  Sales at REA were $6.7 million in fiscal 2006, a 20% increase compared to the prior year.  The sales growth in fiscal 2006 at both Dover and REA reflected the success of new marketing and merchandising programs as well as the completion of information technology and distribution upgrades, which enhanced customer service and accelerated deliveries.

Cost of sales in this segment increased by 32% to $42.2 million in fiscal 2007 compared to the same period last year, reflecting the incremental impact of Creative Homeowner.  Gross profit as a percentage of sales for the segment decreased to 42.1% from 44.3%

compared to fiscal 2006.  Creative Homeowner reduced the overall gross profit percentage in the segment because of their lower-margin distribution business.  In fiscal 2006, cost of sales in the specialty publishing segment increased 47% to $32.1 million compared to fiscal 2005, reflecting the impact of the April 2006 acquisition of Creative Homeowner and the extra week in fiscal 2006.  Gross profit in this segment increased 38% to $25.5 million in fiscal 2006 due to the improvement in Dover’s sales and the contribution of Creative Homeowner.  As a percentage of sales, gross profit was 44.3 % compared to 45.9% in 2005, resulting from costs associated with the acquisition of Creative Homeowner.  Creative Homeowner’s gross profit percentage after acquisition in fiscal 2006 was 32%, including the cost associated with a required purchase accounting write-up to fair market value of approximately $370,000 in their opening inventory and which had been sold and charged to cost of sales during 2006.

Selling and administrative expenses for this segment increased $4.8 million in fiscal 2007 to $23.2 million as a result of the full-year results of Creative Homeowner, acquired during fiscal 2006.  This more than offset the impact of the additional week in fiscal 2006.  As a percentage of sales, selling and administrative expenses were 31.9% compared to 32.0% in fiscal 2006. Selling and administrative expenses were $18.4 million in fiscal 2006, up from $14.3 million in 2005.  The acquisition of Creative Homeowner represented approximately $3.0 million of the increase.  Creative Homeowner’s selling and administrative expenses include approximately $325,000 for amortization of intangibles.  Selling and administrative expenses for Dover and REA increased by $1.1 million, or 8%, compared to the prior year, primarily as a result of increased sales and related marketing expenses.  As a percentage of sales, selling and administrative expenses in fiscal 2006 decreased to 32.0% from 35.5% in the prior year.

Intercompany interest expense is allocated to the specialty publishing segment based on acquisition costs, reduced by cash generated by each business since acquisition.  Interest expense for fiscal 2007 was $1.9 million compared to $0.9 million in 2006.  The increase reflects the $37 million purchase of Creative Homeowner in April 2006.  Intercompany interest expense for Dover and REA decreased in fiscal 2007 reflecting the benefit of cash generated by these businesses.  Intercompany interest expense in fiscal 2006 was $915,000 compared to $312,000 in 2005, reflecting the acquisition of Creative Homeowner.

In fiscal 2007, pretax income in the specialty publishing segment was $5.6 million, a decrease of 9% from fiscal 2006, primarily as a result of the impact of the soft housing market on demand for Creative Homeowner’s products.  For fiscal 2006, pretax income in this segment increased 58% over the prior year to $6.1 million.

Total Consolidated Company

Interest expense, net of interest income, was $1.6 million in fiscal 2007 compared to $182,000 in 2006, while interest income, net of interest expense, was $388,000 in 2005.  The increase in interest expense in 2007 was principally due to the $37 million acquisition of Creative Homeowner in April 2006.  The Company funded this acquisition with available cash and borrowing approximately $20 million under its revolving credit facility.  Average debt under the revolving credit facility in fiscal 2007 was approximately $23.3 million at an average annual interest rate of 5.9%.  In fiscal 2006, average debt under the revolving credit facility was approximately $6.9 million at an average annual interest rate of 5.7%.  Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in 2006 averaged approximately $11.6 million at an average annual interest rate of 3.9%.  Capitalized interest, related to a new four-color press, was $169,000 in 2007.  No interest was capitalized in fiscal years 2006 or 2005.

The Company’s effective tax rate for fiscal 2007 was 37.0% compared to 25.7% in 2006.  During the fourth quarter of fiscal 2006, the Company reversed an income tax accrual pursuant to receipt of a state tax audit report and the expiration of certain statutes of limitations.  As a result, the Company’s 2006 effective tax rate reflects a reduction in its income tax expense of $3.8 million, or $.30 per diluted share. Without the effect of this tax accrual reversal, the effective tax rate was 35.6%.  The increase in the effective tax rate in fiscal 2007 to 37.0% reflects the phase out of the tax benefit on export related income and a slower phase in of the domestic manufacturing deduction.  In addition, there was a slight increase in the Company’s effective state tax rate.  The effective tax rate for fiscal 2006 of 35.6%, without the effect of the reversal of tax reserves, declined from 36.3% in 2005.  This decline was due in large part to the impact of the retrospective adoption of SFAS 123R at the beginning of fiscal 2006.  Although non-deductible stock compensation costs increased the effective tax rate by 0.4% in fiscal 2006, the impact in fiscal 2005 was higher at 0.9%.  In addition, the fiscal 2006 tax rate reflects the benefit of the domestic manufacturers deduction.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 90,000 shares in fiscal 2007 and 118,000 shares in fiscal 2006.  These increases were primarily due to options exercised and shares issued under the Company’s stock plans and the impact of potentially dilutive shares.  On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $37.5 million of cash in 2007 compared to $39.2 million in fiscal 2006.  Net income for 2007 was $25.7 million and stock-based compensation was $1.5 million, depreciation was $13.5 million, amortization of prepublication costs was $4.5 million, and amortization of intangible assets was $0.8 million.  Working capital changes used approximately $10.2 million of cash, primarily as a result of increased inventories.

Investment activities in fiscal 2007 used $31.8 million of cash. Capital expenditures were approximately $26.4 million, which included the four-color press that was installed in December 2006 in the Kendallville, Indiana facility as well as a related bindery expansion. This press is identical to the presses installed in April 2004 and December 2005.  This amount also includes payments on equipment to expand printing and binding capacity in the religious book manufacturing operation in Philadelphia.  Capital also included investments to increase productivity, lower costs and improve employee safety.

For fiscal 2008, capital expenditures are expected to be approximately $20 to $25 million.  This includes the construction of a 200,000 square foot warehouse in Kendallville, Indiana and the completion of our capacity expansion program in our Philadelphia facility.  Prepublication costs in the specialty publishing segment were $5.4 million compared to $4.3 million last year, with the increase resulting primarily from the addition of Creative Homeowner.  These costs are expected to be approximately $5 to $6 million in 2008.

Financing activities used approximately $5.6 million of cash in 2007.  As a result of a 50% increase in the Company’s dividend rate in November 2006, dividend payments in fiscal 2007 were $9.0 million, 52% higher than the $5.9 million paid in fiscal 2006.  Proceeds from stock plans were $2.6 million in fiscal 2007, primarily from the exercise of stock options.  At September 29, 2007 and September 30, 2006, the Company had $17.2 million and $16.9 million, respectively, in borrowings under its $100 million long-term revolving credit facility.  The revolving credit facility, which bears interest at a floating rate, is used by the Company for both its long-term and short-term financing needs.  In November 2006, the revolving credit facility was increased from $60 million to $100 million, the bank group was expanded from three banks to five banks and the maturity date was extended to 2011.  On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions.  The Company also announced that the Board of Directors declared a dividend of $0.20 per common share, an 11% increase over the dividend declared in the previous quarter.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2008.

The following table summarizes the Company’s contractual obligations and commitments at September 29, 2007 to make future payments as well as its existing commercial commitments.  The amounts in the table do not include interest expense.  Purchase obligations represent amounts for capital commitments.

		(000’s omitted)
		Payments due by period
Contractual Payments:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-Term Debt	$17,466	$91	$189	$17,186	$—
Operating Leases	8,998	2,676	3,572	1,654	1,096
Purchase Obligations	3,381	3,381	—	—	—
Other Long-Term Liabilities	3,511	—	1,667	350	1,494
Total	$33,356	$6,148	$5,428	$19,190	$2,590

Long-term debt includes $17.2 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2011.

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

RISKS

Our businesses operate in markets that are highly competitive, and the Company faces competition on the basis of price, product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.  Some of our competitors have greater sales, assets and financial resources than our Company and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies. These competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share. The Company derived approximately 35% of its fiscal 2007 revenues, 40% of its 2006 revenues, and 47% of its 2005 revenues from two major customers.  A significant reduction in order volumes or price levels from either of them could have a material adverse effect on the Company.

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

Goodwill and Other Intangibles   Other intangibles include customer lists which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 29, 2007 resulting in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

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

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	OTHER CHANGES(1)	BALANCE AT END OF PERIOD
Allowance for uncollectible accounts:

Fiscal year ended September 29, 2007	$1,593,000	$163,000	$225,000		$1,531,000

Fiscal year ended September 30, 2006	$1,139,000	$241,000	$87,000	$300,000	$1,593,000

Fiscal year ended September 24, 2005	$1,630,000	$200,000	$691,000		$1,139,000

Returns allowance:

Fiscal year ended September 29, 2007	$1,630,000	$4,694,000	$4,640,000		$1,684,000

Fiscal year ended September 30, 2006	$202,000	$2,363,000	$2,335,000	$1,400,000	$1,630,000

(1)           Other changes reflect amounts related to business acquisitions.

S-1