Form 10-Q
period 2007-12-29
COURIER CORP
filed 2008-02-07
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

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

Class	Outstanding at February 5, 2008
Common Stock, $1 par value	12,448,396 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 29, 2007	December 30, 2006

Net sales	$62,863	$64,312
Cost of sales	46,122	44,168
Gross profit	16,741	20,144
Selling and administrative expenses	14,216	13,501
Interest expense, net	295	222
Pretax income	2,230	6,421
Provision for income taxes (Notes A and C)	814	2,398
Net income	$1,416	$4,023
Net income per share (Note D):
Basic	$0.11	$0.32
Diluted	$0.11	$0.32
Cash dividends declared per share	$0.20	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 29, 2007	September 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$1,510	$1,549
Accounts receivable, less allowance for uncollectible accounts of $1,597 at December 29, 2007 and $1,531 at September 29, 2007	38,229	47,673
Inventories (Note B)	37,744	38,183
Deferred income taxes	3,467	3,469
Other current assets	2,245	1,550

Total current assets	83,195	92,424

Property, plant and equipment, less accumulated depreciation: $144,804 at December 29, 2007 and $141,079 at September 29, 2007	96,230	97,778

Goodwill (Note A)	55,199	55,199

Other intangibles, net (Note A)	12,686	12,904

Prepublication costs (Note A)	10,237	10,220

Other assets	1,292	1,310

Total assets	$258,839	$269,835

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

.	December 29, 2007	September 29, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$91	$91
Accounts payable	13,084	20,111
Accrued payroll	5,588	7,409
Accrued taxes	936	2,129
Other current liabilities	7,823	6,652

Total current liabilities	27,522	36,392

Long-term debt	18,147	17,375
Deferred income taxes	10,135	9,446
Other liabilities	3,485	3,619

Total liabilities	59,289	66,832

Stockholders’ equity (Notes F or G):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,527,000 at December 29, 2007 and 12,612,000 at September 29, 2007	12,527	12,612
Additional paid-in capital	10,716	12,977
Retained earnings	176,812	177,919
Accumulated other comprehensive loss	(505)	(505)

Total stockholders’ equity	199,550	203,003

Total liabilities and stockholders’ equity	$258,839	$269,835

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 29, 2007	December 30, 2006

Operating Activities:
Net income	$1,416	$4,023
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,174	4,405
Stock-based compensation (Note F)	440	363
Deferred income taxes	691	570
Changes in assets and liabilities:
Accounts receivable	9,444	3,665
Inventory	439	(3,969)
Accounts payable	(7,027)	1,872
Accrued taxes	(1,193)	(1,050)
Other elements of working capital	(1,345)	(2,238)
Other long-term, net	(169)	(252)

Cash provided from operating activities	7,870	7,389

Investment Activities:
Capital expenditures	(2,192)	(7,895)
Prepublication costs	(1,228)	(1,405)

Cash used for investment activities	(3,420)	(9,300)

Financing Activities:
Long-term debt borrowings	772	3,726
Cash dividends	(2,523)	(2,242)
Proceeds from stock plans	105	475
Stock repurchases (Note G)	(2,893)	—
Excess tax benefits from stock-based compensation	50	(25)

Cash provided from (used for) financing activities	(4,489)	1,934

Increase (decrease) in cash and cash equivalents	(39)	23

Cash and cash equivalents at the beginning of the period	1,549	1,483

Cash and cash equivalents at the end of the period	$1,510	$1,506

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                                Unaudited Financial Statements

                                                The balance sheet as of December 29, 2007, the statements of income for the three-month periods ended December 29, 2007 and December 30, 2006, and the statements of cash flows for the three-month periods ended December 29, 2007 and December 30, 2006 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

                                                Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 29, 2007 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Form 10-K and Annual Report for the year ended September 29, 2007.

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

                                                Goodwill and Other Intangibles

                                                The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or circumstances in the period presented.  Other intangibles include customer lists related to Creative Homeowner and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively.  Amortization expense related to customer lists was approximately $200,000 in the first quarters of both fiscal 2008 and 2007.

                                                Recent Accounting Pronouncements

                                                At the beginning of fiscal 2008, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is more fully discussed in Note C below.

                                                In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as in the treatment of acquisition-related costs.  SFAS No. 141R is effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                B.            INVENTORIES

                                                Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 43% and 45% of the Company’s inventories at December 29, 2007 and September 29, 2007, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 29, 2007	September 29, 2007
Raw materials	$4,944	$5,295
Work in process	9,263	8,274
Finished goods	23,537	24,614
Total	$37,744	$38,183

                                                C.            INCOME TAXES

At the beginning of fiscal 2008, the Company adopted the provisions of FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The cumulative effect of adopting FIN 48 was $108,000 and was recorded as a reduction in retained earnings at the beginning of fiscal 2008 with a corresponding liability included under the caption “Other Liabilities” in the accompanying consolidated condensed balance sheet. At December 29, 2007, such unrecognized tax benefits and accrued interest were approximately $110,000 and the impact, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months.

The Company files federal and state income tax returns in various jurisdictions of the United States. With few exceptions, the Company is no longer subject to income tax examinations for years prior to fiscal 2004.  Substantially all U.S. federal tax years prior to fiscal 2004 have been audited by the Internal Revenue Service and closed.

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 29, 2007		December 30, 2006
Federal taxes at statutory rates	$781	35.0%	$2,247	35.0%
State taxes, net of federal benefit	65	2.9	214	3.3
Federal manufacturers’ deduction	(34)	(1.5)	(55)	(0.9)
Tax benefit of export related income		—	(22)	(0.3)
Stock-based compensation (Note F)	2	0.1	8	0.1
Other	—	—	6	0.1
Total	$814	36.5%	$2,398	37.3%

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                D.            NET INCOME PER SHARE

The following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 29, 2007	December 30, 2006
Average shares outstanding for basic	12,538	12,415
Effect of potentially dilutive shares	157	241
Average shares outstanding for diluted	12,695	12,656

                E.             BUSINESS SEGMENTS

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover, REA and Creative Homeowner.

In evaluating segment performance, management primarily focuses on income or loss before taxes, stock-based compensation and other income.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, legal, finance, human resources and engineering, and include depreciation and amortization expense related to corporate assets.

The following table provides segment information for the three-month periods ended December 29, 2007 and December 30, 2006.

	(000’s Omitted)
	Three Months Ended
	December 29, 2007	December 30, 2006
Net sales:
Book manufacturing	$49,707	$49,962
Specialty publishing	15,256	16,758
Elimination of intersegment sales	(2,100)	(2,408)
Total	$62,863	$64,312

Income before taxes:
Book manufacturing	$2,519	$5,891
Specialty publishing	49	807
Stock-based compensation	(440)	(363)
Elimination of intersegment profit	102	86
Total	$2,230	$6,421

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarter of fiscal 2008 and 2007 was $440,000 and $363,000, respectively.  The related tax benefit recognized in the first quarter of fiscal 2008 and 2007 was $152,000 and $112,000, respectively. Unrecognized stock-based compensation cost at December 29, 2007 was $1.9 million, to be recognized over a weighted-average period of 2.3 years.

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees. Stock options and stock grants generally vest over 3 years.  The fair value of each option was estimated using the Black-Scholes option-pricing model on the date of grant.

The following table provides stock option activity under this plan in the first quarter of fiscal 2008:

		Weighted Average		Aggregate Intrinsic Value
	Option Shares	Exercise Price	Remaining Term (yrs)
Outstanding at September 29, 2007	387,511	$25.53
Exercised	(4,754)	22.18		$66,000
Outstanding at December 29, 2007	382,757	$25.57	2.9	$3,314,000
Exercisable at December 29, 2007	279,704	$21.48	2.4	$3,314,000
Available for future grants	185,241

At December 29, 2007, there were 42,752 non-vested stock grants outstanding with a weighted-average fair value of $37.42. No such stock grants were issued in the first quarter of fiscal 2008.

Directors’ Option Plans: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the 2005 Plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years. The fair value of each option was estimated using the Black-Scholes option-pricing model on the date of grant.  The 2005 Plan replaced the previous non-employee directors’ plan, which had been adopted in 1989.  No options were issued or exercised under these plans in the first quarter of fiscal 2008.  At December 29, 2007, 167,097 option shares were outstanding and exercisable with a weighted average exercise price of $31.36, a weighted average remaining term of 2.0 years and an aggregate intrinsic value of approximately $680,000.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; no such shares were issued in the first quarter of fiscal 2008.  At December 29, 2007, there were 93,282 shares available for future grants under the 2005 Plan.

                COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During the first quarter of fiscal 2008, no shares were issued under the ESPP. At December 29, 2007, there were 81,110 shares available for future issuances.

G.                             STOCK REPURCHASE PLAN

On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions. In the first quarter of fiscal 2008, approximately 90,000 shares of common stock were repurchased for approximately $2.9 million.  As such, at December 29, 2007, the Company had approximately $7.1 million of remaining authorization available for future stock repurchases.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States and largest in the Northeast, offering services from prepress and production, through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, as well as professionals.  Creative Homeowner publishes and distributes books on home design, decorating, landscaping, gardening and crafts, and sells home plans.

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 29, 2007	December 30, 2006	% Change
Net sales	$62,863	$64,312	-2.3%
Cost of sales	46,122	44,168	4.4%
Gross profit	16,741	20,144	-16.9%
As a percentage of sales	26.6%	31.3%
Selling and administrative expenses	14,216	13,501	5.3%
Interest expense, net	295	222	32.9%
Pretax income	2,230	6,421	-65.3%
Provision for income taxes	814	2,398
Net income	$1,416	$4,023	-64.8%

Net income per diluted share	$0.11	$0.32	-65.6%

Revenues in the first quarter of fiscal 2008 decreased 2% to $62.9 million compared to the same period last year.  Book manufacturing revenues were down less than 1% with modest growth in education and religious sales offset by lower trade sales.  In the specialty publishing segment, sales declined 9% in the first quarter of fiscal 2008 compared to last year due to a weak retail market for Creative Homeowner books, a result of the softness in the housing market.  This was partially offset by an increase in sales by REA.

Net income for the quarter was $1.4 million, down from $4.0 million in the first quarter of fiscal 2007, reflecting delays in textbook orders that resulted in a significant drop in capacity utilization in the book manufacturing segment and the impact of the sales shortfall at Creative Homeowner.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 29, 2007	December 30, 2006	% Change
Net sales	$49,707	$49,962	-0.5%
Cost of sales	39,316	36,910	6.5%
Gross profit	10,391	13,052	-20.4%
As a percentage of sales	20.9%	26.1%
Selling and administrative expenses	8,013	7,379	8.6%
Interest income	(141)	(218)
Pretax income	$2,519	$5,891	-57.2%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade. In the first quarter of fiscal 2008, sales to the education market rose 5% to $15.8 million, primarily driven by sales of four-color textbooks, but were well below expected levels due to delays in textbook reprint orders. The Company’s first quarter is the seasonally slow period for the education market, which is typically when publishers begin placing orders for reprints. This year, a variety of industry factors significantly reduced reprint order flow in the first three months of the year.  It is anticipated that these orders will be placed later in this fiscal year.  Sales to the religious market were up 3% to $16.2 million from last year’s first quarter, which is in line with long-term historical growth trends.  Sales to the specialty trade market, despite share gains and a number of new accounts, were down 7% to $14.5 million for the first quarter of fiscal 2008 compared to last year, which included several large one-time orders. Sales of computer game books were down as well.

Cost of sales in the book manufacturing segment increased by 6.5% to $39.3 million for the quarter compared to the same period last year.  The higher cost of sales was the result of a $600,000 increase in depreciation expense related to last year’s investments in additional capacity to serve the long-term growth of the education market, a $300,000 increase in medical expenses along with other inflationary cost increases and a lower capacity utilization.  Gross profit in this segment decreased by 20% to $10.4 million for the quarter, and as a percentage of sales decreased to 20.9% from 26.1% in last year’s first quarter.  This decrease was attributable to the lower capacity utilization and increased depreciation expense in the first three months of fiscal 2008.

Selling and administrative expenses for the segment increased 9% in the first quarter to $8.0 million and, as a percentage of sales, increased to 16.1% from 14.8% last year.  This increase resulted from additions to the segment’s sales force in the fourth quarter of last year to target specific markets and customers, as well as inflationary cost increases.

Intercompany interest income allocated to the book manufacturing segment in the first quarter decreased to $141,000 from $218,000 last year primarily due to the capital expansion program in the prior year.

First quarter pretax income in this segment was $2.5 million, compared to $5.9 million in the corresponding quarter last year, due in large part to increased depreciation and medical costs combined with lower capacity utilization and a resulting drop in gross profit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 29, 2007	December 30, 2006	% Change
Net sales	$15,256	$16,758	-9.0%
Cost of sales	9,009	9,753	-7.6%
Gross profit	6,247	7,005	-10.8%
As a percentage of sales	41.0%	41.8%
Selling and administrative expenses	5,762	5,760	0.0%
Interest expense	436	438	-0.5%
Pretax income	$49	$807	-93.9%

The Company’s specialty publishing segment reported first quarter sales of $15.3 million, down 9% from $16.8 million in last year’s first quarter.  The decrease was attributable to a 24% decline in revenues at Creative Homeowner, which was hurt by weakness in the economy’s housing sector and reduced consumer traffic at home improvement centers, which are Creative Homeowner’s most important sales channel.  In addition, Creative Homeowner experienced changes in the size and timing of retailers’ promotion activity during the first quarter of fiscal 2008 compared to a year ago.  Sales for the rest of the segment were up 2%, with a 19% sales growth at REA partially offset by a 2% sales decline at Dover.  Dover’s sales reflect a weak holiday season for major book retailers this year, offset in part by an increase in direct-to-consumer sales and growth with online retailers.  REA’s sales reflect continued market growth for test preparation books and study guides, as well as an effective focus on high stakes testing in such areas as advanced placement and high school exit exams.

Cost of sales in the specialty publishing segment decreased 8% to $9.0 million for the first three months of fiscal 2008 due to the lower sales volume compared to the same period last year.  Gross profit as a percentage of sales for the segment decreased in the quarter to 41.0% from 41.8% in the corresponding period last year.  Creative Homeowner reduced the overall gross profit percentage in the segment because of their lower sales volume while Dover’s and REA’s gross profit percentage improved modestly in the first quarter of fiscal 2008 compared to last year’s first quarter.

Selling and administrative expenses in this segment were $5.8 million in the first quarter, which was comparable to the first quarter last year.

Intercompany interest expense is allocated to the specialty publishing segment based on acquisition costs, reduced by cash generated by each business since acquisition.  Interest expense for the first quarter of fiscal 2008 was $436,000, which was comparable to last year’s first quarter.

Pretax income in the specialty publishing segment for the first quarter was $49,000, compared to $807,000, in last year’s first quarter.  As a result of the impact of lower sales, Creative Homeowner lost $750,000 in the quarter compared to pretax income last year of $300,000.  Apart from Creative Homeowner, pretax income in the segment was up 62% from the first quarter of fiscal 2007, with both Dover and REA reporting gains of more than 50%.

Total Consolidated Company

Interest expense, net of interest income, was $295,000 in the first quarter of fiscal 2008, compared to $222,000 of net interest expense in the same period of fiscal 2007.  Average debt under the revolving credit facility in the first quarter of fiscal 2008 was approximately $18.3 million at an average annual interest rate of 5.5%, generating interest expense of approximately $250,000.  Average debt under the revolving credit facility in the first quarter of last year was approximately $18.7 million at an average annual interest rate of 5.8%, generating interest expense of approximately $275,000.  Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Interest

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

capitalized in the first three months of fiscal 2008 and fiscal 2007 was approximately $52,000 and $125,000, respectively.

The Company’s effective tax rate for the first quarter of fiscal 2008 was 36.5% compared to 37.3% for the same period last year.  The decrease in the effective tax rate was largely due to increased benefits from the phase in of the domestic manufacturers deduction.

At the beginning of fiscal 2008, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.  The cumulative effect of adopting FIN 48 was $108,000 and was recorded as a reduction in retained earnings at the beginning of fiscal 2008 with a corresponding liability included under the caption “Other Liabilities” in the accompanying consolidated condensed balance sheet.  At December 29, 2007, such unrecognized tax benefits and accrued interest were approximately $110,000 and the impact, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 39,000 shares over last year’s first quarter.  This increase reflects options exercised and shares issued under the Company’s stock plans, offset in part by lower potentially dilutive shares.  In addition, the Company repurchased approximately 90,000 shares of its common stock in the first quarter of fiscal 2008 under a plan approved by the Board of Directors on November 8, 2007.

Liquidity and Capital Resources:

During the first three months of fiscal 2008, operations provided approximately $7.9 million of cash.  Net income was $1.4 million and depreciation and amortization were $5.2 million.  Working capital decreased by approximately $0.3 million in the quarter.

Investment activities in the first quarter of fiscal 2008 used approximately $3.4 million of cash. Capital expenditures were approximately $2.2 million.  For the entire fiscal year, capital expenditures are expected to be approximately $20 to $25 million.  This amount includes completion of the expansion of printing and binding capacity in the religious book manufacturing operation in Philadelphia and the construction of a 200,000 square foot warehouse to support the expanded capacity at the Kendallville, Indiana facility.  Prepublication costs were $1.2 million compared to $1.4 million in the first three months last year.  For the full fiscal year, prepublication costs are projected to be approximately $5 to $6 million.

Financing activities for the first three months of fiscal 2008 used approximately $4.5 million of cash.  During the quarter, cash dividends were $2.5 million and $2.9 million was used to repurchase approximately 90,000 shares of common stock under the Company’s share repurchase program authorized in November 2007.  At December 29, 2007, the Company had approximately $7.1 million of remaining authorization available for future stock repurchases. Borrowings increased by $0.8 million during the first quarter of fiscal 2008.  At December 29, 2007, the Company had $17.9 million in borrowings under its $100 million long-term revolving credit facility, which bears interest at a floating rate.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Company’s contractual obligations and commitments at December 29, 2007 to make future payments as well as its existing commercial commitments.

	(000’s Omitted)
	Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-Term Debt (2)	$18,238	$91	$189	$17,958	$—
Operating Leases (3)	8,998	2,676	3,572	1,654	1,096
Purchase Obligations (4)	2,279	2,279	—	—	—
Other Long-Term Liabilities	3,485	—	1,534	350	1,601
Total	$33,000	$5,046	$5,295	$19,962	$2,697

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2011.

(3) Represents amounts at September 29, 2007.

(4) Represents capital commitments.

Recent Accounting Pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as in the treatment of acquisition-related costs.  SFAS No. 141R is effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date.

Forward-Looking Information:

This Quarterly Report on Form 10-Q and the Company’s Annual Report for the year ended September 29, 2007 on Form 10-K include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, changes in market growth rates such as the housing market, changes in raw material costs and availability, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, success in the execution of acquisitions and the performance and integration of acquired businesses, changes in operating expenses including energy costs, changes in technology including migration from paper-based books to digital, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in tax regulations, changes in the Company’s effective income tax rate, and general changes in economic conditions, including currency fluctuations and changes in interest rates.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10*	Amendment to Courier Corporation Deferred Compensation Program, effective January 1, 2008
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer

32.1*

Certification of Chief Executive Officer

32.2*	Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

February 7, 2008	By:	/s/ James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

February 7, 2008	By:	/s/ Peter M. Folger
Date		Peter M. Folger
Senior Vice President and Chief Financial Officer

February 7, 2008	By:	/s/ Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description
10*	Amendment to Courier Corporation Deferred Compensation Program, effective January 1, 2008.
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

            * Filed herewith.