Form 10-Q
period 2008-03-29
COURIER CORP
filed 2008-05-08
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 29, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2008
Common Stock, $1 par value	12,280,683 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Net sales	$67,787	$76,336	$130,650	$140,648
Cost of sales	48,418	52,706	94,540	96,874

Gross profit	19,369	23,630	36,110	43,774

Selling and administrative expenses	13,674	14,203	27,890	27,704
Interest expense, net	272	476	567	698

Pretax income	5,423	8,951	7,653	15,372

Provision for income taxes (Note C)	2,040	3,342	2,854	5,740

Net income	$3,383	$5,609	$4,799	$9,632

Net income per share (Note D):

Basic	$0.27	$0.45	$0.38	$0.77

Diluted	$0.27	$0.44	$0.38	$0.76

Cash dividends declared per share	$0.20	$0.18	$0.40	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 29,	September 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,524	$1,549
Accounts receivable, less allowance for uncollectible accounts of $1,665 at March 29, 2008 and $1,531 at September 29, 2007	46,008	47,673
Inventories (Note B)	41,713	38,183
Deferred income taxes	3,460	3,469
Other current assets	3,105	1,550

Total current assets	95,810	92,424

Property, plant and equipment, less accumulated depreciation: $148,557 at March 29, 2008 and $141,079 at September 29, 2007	95,751	97,778

Goodwill (Note A)	55,199	55,199

Other intangibles, net (Note A)	12,483	12,904

Prepublication costs, net (Note A)	10,068	10,220

Other assets	1,438	1,310

Total assets	$270,749	$269,835

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 29,	September 29,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$91	$91
Accounts payable	16,134	20,111
Accrued payroll	6,352	7,409
Accrued taxes	1,208	2,129
Other current liabilities	5,787	6,652

Total current liabilities	29,572	36,392

Long-term debt	29,746	17,375
Deferred income taxes	11,462	9,446
Other liabilities	2,848	3,619

Total liabilities	73,628	66,832

Stockholders’ equity (Notes F and G):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,396,000 at March 29, 2008 and 12,612,000 at September 29, 2007	12,396	12,612
Additional paid-in capital	7,528	12,977
Retained earnings	177,702	177,919
Accumulated other comprehensive loss	(505)	(505)

Total stockholders’ equity	197,121	203,003

Total liabilities and stockholders’ equity	$270,749	$269,835

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 29,	March 31,
	2008	2007
Operating Activities:
Net income	$4,799	$9,632
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	10,558	9,250
Stock based compensation	742	726
Deferred income taxes	2,025	1,133
Changes in assets and liabilities:
Accounts receivable	1,665	1,918
Inventory	(3,530)	(5,806)
Accounts payable	(3,977)	290
Accrued taxes	(921)	(2,660)
Other elements of working capital	(3,477)	(3,784)
Other, net	(994)	(189)

Cash provided from operating activities	6,890	10,510

Investment Activities:
Capital expenditures	(5,475)	(11,793)
Prepublication costs	(2,464)	(2,757)

Cash used for investment activities	(7,939)	(14,550)

Financing Activities:
Long-term debt borrowings, net	12,371	7,043
Cash dividends	(5,016)	(4,494)
Proceeds from stock plans	804	1,175
Stock repurchases	(7,177)	—
Excess tax benefits from stock-based compensation	42	201

Cash provided from financing activities	1,024	3,925

Decrease in cash and cash equivalents	(25)	(115)

Cash and cash equivalents at the beginning of the period	1,549	1,483

Cash and cash equivalents at the end of the period	$1,524	$1,368

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet of Courier Corporation (the “Company”) as of March 29, 2008, the statements of income for the three-month and six-month periods ended March 29, 2008 and March 31, 2007, and the statements of cash flows for the six-month periods ended March 29, 2008 and March 31, 2007 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded.  Such adjustments consisted only of normal recurring items.

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

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.

Goodwill and Other Intangibles

The Company evaluates possible impairment annually or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or circumstances in the period presented.  “Other intangibles” include customer lists related to Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”) and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively.  Amortization expense related to customer lists was approximately $200,000 in the second quarter of both fiscal 2008 and 2007 and for the first six months was approximately $400,000 in both fiscal 2008 and 2007.

Recent Accounting Pronouncements

At the beginning of fiscal 2008, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is more fully discussed in Note C below.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as the treatment of acquisition-related costs.  SFAS No. 141R will be effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and will also be effective at the beginning of the Company’s fiscal year 2010.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 45% of the Company’s inventories at both March 29, 2008 and September 29, 2007.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 29, 2008	September 29, 2007
Raw materials	$6,177	$5,295
Work in process	10,430	8,274
Finished goods	25,106	24,614
Total	$41,713	$38,183

C.            INCOME TAXES

At the beginning of fiscal 2008, the Company adopted the provisions of FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit, quantified as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The cumulative effect of adopting FIN 48 at the beginning of fiscal 2008 was $108,000 and was recorded as a reduction in retained earnings with a corresponding liability included under the caption “Other Liabilities” in the accompanying consolidated condensed balance sheet as of September 29, 2007. At March 29, 2008, such unrecognized tax benefits and accrued interest were approximately $113,000 and the impact, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months.

The Company files federal and state income tax returns in various jurisdictions of the United States. With few exceptions, the Company is no longer subject to income tax examinations for years prior to fiscal 2004.  Substantially all U.S. federal tax years prior to fiscal 2004 have been audited by the Internal Revenue Service and closed.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	March 29, 2008		March 31, 2007
Federal taxes at statutory rates	$1,898	35.0%	$3,133	35.0%
State taxes, net of federal benefit	196	3.6	290	3.2
Federal manufacturers’ deduction	(60)	(1.1)	(77)	(0.9)
Tax benefit of export related income	—	—	(33)	(0.4)
Stock-based compensation (Note F)	—	—	13	0.1
Other	6	0.1	16	0.2
Total	$2,040	37.6%	$3,342	37.3%

	(000’s Omitted)
	Six Months Ended
	March 29, 2008		March 31, 2007
Federal taxes at statutory rates	$2,679	35.0%	$5,380	35.0%
State taxes, net of federal benefit	261	3.4	504	3.3
Federal manufacturers’ deduction	(94)	(1.2)	(132)	(0.9)
Tax benefit of export related income	—	—	(55)	(0.4)
Stock-based compensation (Note F)	1	—	21	0.1
Other	7	0.1	22	0.1
Total	$2,854	37.3%	$5,740	37.3%

D.            NET INCOME PER SHARE

The following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Average shares outstanding for basic	12,402	12,446	12,470	12,431
Effect of potentially dilutive shares	119	236	140	242
Average shares outstanding for diluted	12,521	12,682	12,610	12,673

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

E.             BUSINESS SEGMENTS

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Creative Homeowner.

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

The following table provides segment information for the quarter and six-month periods ended March 29, 2008 and March 31, 2007.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net sales:
Book manufacturing	$53,359	$60,464	$103,066	$110,426
Specialty publishing	16,758	18,160	32,014	34,918
Elimination of intersegment sales	(2,330)	(2,288)	(4,430)	(4,696)
Total	$67,787	$76,336	$130,650	$140,648

Income before taxes:
Book manufacturing	$5,487	$7,877	$8,006	$13,768
Specialty publishing	202	1,363	251	2,170
Stock-based compensation	(302)	(363)	(742)	(726)
Elimination of intersegment profit	36	74	138	160
Total	$5,423	$8,951	$7,653	$15,372

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the second quarter of fiscal 2008 and 2007 was $302,000 and $363,000, respectively, and the related tax benefit recognized was $104,000 and $112,000, respectively. For the first six months of 2008 and 2007, stock-based compensation was $742,000 and $726,000, respectively, and the related tax benefit recognized was $232,000 and $224,000, respectively. Unrecognized stock-based compensation cost at March 29, 2008 was $1.9 million, to be recognized over a weighted-average period of 1.9 years.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of the stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees. Stock options and stock grants generally vest over three years.  The fair value of each option was estimated using the Black-Scholes option-pricing model on the date of grant. The following table provides stock option activity under this plan in the first six months of fiscal 2008:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 29, 2007	387,511	$25.53
Issued	—	—
Exercised	(4,754)	22.18		$66,000
Canceled	(6,048)	36.57
Expired	(315)	35.51
Outstanding at March 29, 2008	376,394	$25.39	2.7	$1,374,000

Exercisable at March 29, 2008	281,017	$21.56	2.1	$1,374,000
Available for future grants	192,182

During the second quarter of fiscal 2008, 1,000 non-vested stock awards were granted with a weighted-average fair value of $26.86 per share, 1,000 stock grants vested with a weighted-average fair value of $38.44 per share, and 1,893 stock grants were forfeited with a weighted-average fair value of $36.39 per share. No such shares were granted or forfeited in the first quarter of fiscal 2008.  At March 29, 2008, non-vested stock grants outstanding were 40,859 shares with a weighted-average grant-date fair value of $37.18.

Directors’ Option Plan: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the 2005 Plan, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years. The 2005 Plan replaced the previous non-employee directors’ plan, which had been adopted in 1989.  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.  The key assumptions used to value options issued in the second quarter of fiscal 2008 were a risk-free interest rate of 3.14%, expected volatility of 26.6%, a dividend yield of 2.59%, and an expected life of five years.  The following table provides activity under the directors’ option plans in the first six months of fiscal 2008:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 29, 2007	167,097	$31.36
Issued	42,000	26.86
Exercised	(10,500)	21.46		$68,000
Outstanding at March 29, 2008	198,597	$30.94	2.5	$162,000

Exercisable at March 29, 2008	198,597	$30.94	2.5	$162,000
Available for future grants	45,883

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 5,399 such shares were issued in the second quarter of fiscal 2008 with a fair market value of $26.86 per share.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, authorizes the issuance of up to an aggregate of 337,500 shares of the Company’s common stock for issuance under the plan.  Eligible employees may purchase shares of the Company’s common stock at not less than 85% of fair market value at the end of the grant period.  On March 1, 2008, 13,120 shares were issued under the ESPP at a price of $23.13 per share.  At March 29, 2008, there were 67,990 shares available for future issuances.

G.            STOCK REPURCHASE PLAN

On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions. In the first half of fiscal 2008, approximately 250,000 shares of common stock were repurchased for approximately $7.2 million.  As such, at March 29, 2008, the Company had approximately $2.8 million of remaining authorization available for future stock repurchases. On May 8, 2008, the Board of Directors increased the share repurchase program by an additional $5 million.

Item 2.

COURIER CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates:

The Company’s consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.   On an ongoing basis, management evaluates its estimates and judgments, including those related to collectibility of accounts receivable, recovery of inventories, impairment of goodwill, prepublication costs and income taxes.  Management bases its estimates and judgments on historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Actual results may differ from these estimates.  The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

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

Overview:

Courier Corporation (the “Company”), founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production, through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, as well as professionals.  Creative Homeowner publishes and distributes books on home design, decorating, landscaping, gardening and crafts, and sells home plans.

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 29, 2008	March 31, 2007	% Change	March 29, 2008	March 31, 2007	% Change

Net sales	$67,787	$76,336	-11.2%	$130,650	$140,648	-7.1%
Cost of sales	48,418	52,706	-8.1%	94,540	96,874	-2.4%
Gross profit	19,369	23,630	-18.0%	36,110	43,774	-17.5%
As a percentage of sales	28.6%	31.0%		27.6%	31.1%
Selling and administrative expenses	13,674	14,203	-3.7%	27,890	27,704	0.7%
Interest expense, net	272	476	-42.9%	567	698	-18.8%
Pretax income	5,423	8,951	-39.4%	7,653	15,372	-50.2%
Provision for income taxes	2,040	3,342		2,854	5,740
Net income	$3,383	$5,609	-39.7%	$4,799	$9,632	-50.2%

Net income per diluted share	$0.27	$0.44	-38.6%	$0.38	$0.76	-50.0%

Revenues in the second quarter and first half of fiscal 2008 decreased in both of the Company’s operating segments compared to the same periods last year, reflecting a combination of industry factors and the sluggish national economy. Book manufacturing revenues were down 12% for the second quarter and 7% for the first half of the year compared to the corresponding periods last year, reflecting declines in each of the Company’s principal manufacturing markets.  In the specialty publishing segment, sales were down 8% both in the second quarter and year to date compared to the same periods last year.  Modest sales growth at REA was more than offset by weak sales at Dover and Creative Homeowner, with the continued housing recession in particular impacting demand for Creative Homeowner’s books.

Net income for the quarter was $3.4 million, down from $5.6 million in the second quarter last year, reflecting the sales shortfall in both segments along with corresponding reductions in gross profit as a percentage of sales.  For the first six months, net income was $4.8 million compared to $9.6 million for the same period in fiscal 2007, reflecting similar reductions in sales and gross profit.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 29, 2008	March 31, 2007	% Change	March 29, 2008	March 31, 2007	% Change

Net sales	$53,359	$60,464	-11.8%	$103,066	$110,426	-6.7%
Cost of sales	40,563	44,787	-9.4%	79,879	81,697	-2.2%
Gross profit	12,796	15,677	-18.4%	23,187	28,729	-19.3%
As a percentage of sales	24.0%	25.9%		22.5%	26.0%
Selling and administrative expenses	7,476	7,795	-4.1%	15,489	15,174	2.1%
Interest expense (income)	(167)	5		(308)	(213)
Pretax income	$5,487	$7,877	-30.3%	$8,006	$13,768	-41.9%

Within the book manufacturing segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market were $22.2 million in the second quarter, a decrease of 17% compared to the second quarter last year.  For the first six months, sales were $37.9 million, down 9% from the first half of fiscal 2007. The first two quarters are the seasonally slow period for the education market, which is typically when publishers begin placing orders for textbook reprints.  During this year, a variety of industry factors significantly delayed the reprint order flow, which began to improve towards the end of the second quarter. Sales to the religious market were $14.4 million in the second quarter, down 15% from an unusually strong second quarter in fiscal 2007 when sales had increased 22%. For the first six months, sales to this market were down 6% to $30.6 million, but for the full year, religious sales are expected to grow at a low single digit rate, in line with historical trends.  Sales to the specialty trade market, despite share gains and several new accounts, were down 2% in the second quarter to $13.6 million and down 5% to $28.0 million for the first six months compared to the corresponding periods last year, reflecting both a current softness in retail sales and several large one-time orders last year.

Cost of sales in this segment decreased by 9% to $40.6 million for the quarter and decreased by 2% to $79.9 million for the first six months of fiscal 2008 due to the lower sales volume compared to the same periods last year.  Gross profit in this segment decreased by 18% to $12.8 million for the quarter, and as a percentage of sales decreased to 24.0% from 25.9% in last year’s second quarter.  Gross profit for the first six months of fiscal 2008 decreased 19% to $23.2 million and decreased as a percentage of sales to 22.5% from 26.0% in the corresponding period last year.  These decreases reflect lower capacity utilization, combined with increased depreciation expense of approximately $300,000 in the second quarter and $900,000 in the first six months compared to the prior year as a result of last year’s investments in additional capacity at the Kendallville, Indiana facility.  Orders from educational publishers improved significantly at the end of the second quarter and it is anticipated that the Company’s four-color presses will operate near full capacity during the second half of fiscal 2008.  During the second quarter, the Company also completed the installation of a new press, incorporating advanced, exclusive technology to serve the religious market, at its Philadelphia facility, with new bindery equipment expected to be installed by the end of the third quarter of fiscal 2008.

Selling and administrative expenses for the segment decreased 4% in the second quarter to $7.5 million, including a reduction in incentive compensation that was tied to profitability.  For the first half of fiscal 2008, such expenses increased 2% to $15.5 million compared to the same period last year.  This increase includes additions to the segment’s sales force in the fourth quarter of last year to target specific markets and customers, as well as inflationary cost increases combined with reductions in incentive compensation.

Intercompany interest income allocated to the book manufacturing segment was $167,000 in the second quarter compared to interest expense of $5,000 in the same period last year.  For the first six months of fiscal 2008, intercompany interest income allocated to this segment increased to $308,000 compared to $213,000 in the first half of last year.

Pretax income in the book manufacturing segment was $5.5 million in the second quarter of fiscal 2008, down 30% from the same period last year.  For the first six months, pretax income was $8.0 million, compared to $13.8 million in the first half of fiscal 2007, due in large part to lower capacity utilization and the resulting drop in gross profit as well as higher depreciation expense.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 29, 2008	March 31, 2007	% Change	March 29, 2008	March 31, 2007	% Change

Net sales	$16,758	$18,160	-7.7%	$32,014	$34,918	-8.3%
Cost of sales	10,218	10,280	-0.6%	19,227	20,033	-4.0%
Gross profit	6,540	7,880	-17.0%	12,787	14,885	-14.1%
As a percentage of sales	39.0%	43.4%		39.9%	42.6%
Selling and administrative expenses	5,898	6,045	-2.4%	11,660	11,805	-1.2%
Interest expense	440	472		876	910
Pretax income	$202	$1,363	-85.2%	$251	$2,170	-88.4%

Sales in the Company’s specialty publishing segment were down 8% in both the quarter and the first half of fiscal 2008 to $16.8 million and $32.0 million, respectively.  Creative Homeowner sales were down 6% in the second quarter and down 15% for the first six months, compared to the corresponding periods last year.  The continued slowdown in the housing market has reduced store traffic and sales in the home center market, which is Creative Homeowner’s largest channel.  Despite market softness, Creative Homeowner achieved a small share gain in this channel in the second quarter and continued to expand their growth in other channels, such as warehouse clubs.  Dover sales decreased 11% in the second quarter and 6% for the first six months of fiscal 2008, during a period of slow market growth.  Sales were down across most of Dover’s sales channels as retailers ordered cautiously and managed inventories carefully.  Sales at REA increased 2% in the second quarter despite slower retail traffic.  REA’s year-to-date sales increased 9% over the first half of fiscal 2007, reflecting continued market growth for test preparation books and study guides.

Cost of sales in the specialty publishing segment was comparable to the prior year’s second quarter at $10.2 million.  Creative Homeowner incurred charges of approximately $350,000 in the second quarter of fiscal 2008 to increase inventory reserves and to write down the investment in titles that have not performed up to expectations.  Also during the second quarter, the Company’s book manufacturing segment took over manufacturing of Creative Homeowner’s books.  For the first half of the year, cost of sales for the specialty publishing segment decreased 4% to $19.2 million compared to the first six months of fiscal 2007.  Gross profit as a percentage of sales for the segment decreased in the quarter to 39.0% from 43.4% in the corresponding period last year.  Creative Homeowner reduced the overall gross profit percentage in the segment because of their lower-margin distribution business and the previously discussed second-quarter charges.  Gross profit as a percentage of sales for Dover and REA was comparable to the prior year’s second quarter due to productivity gains and cost reductions.  As a percentage of sales, gross profit for the specialty publishing segment for the first six months of fiscal 2008 was 39.9% compared to 42.6% in the corresponding period last year.

Selling and administrative expenses in this segment were down slightly both in the quarter and the first six months of fiscal 2008 at $5.9 million and $11.7 million, respectively, compared to the same periods in fiscal 2007.

Intercompany interest expense is allocated to the specialty publishing segment based on acquisition costs, reduced by cash generated by each business since acquisition.  Interest expense for the second quarter of fiscal 2008 was $440,000 compared to $472,000 last year and for the first six months was $876,000 versus $910,000 in the corresponding period of fiscal 2007.

Pretax income in the specialty publishing segment for the second quarter was $202,000, including a loss at Creative Homeowner of $775,000, compared to pretax income of $1.4 million for this segment in last year’s second quarter.  For the first half of fiscal 2008, pretax income was $251,000 compared to $2.2 million for the first six months of fiscal 2007.

Total Consolidated Company

Interest expense, net of interest income, was $272,000 in the second quarter of fiscal 2008, compared to net interest expense of $476,000 in the same period of fiscal 2007.  For the first six months of fiscal 2008, interest expense, net of interest income, was $567,000 compared to net interest expense of $698,000 in the first half of fiscal 2007. Average debt under the revolving credit facility in the second quarter of fiscal 2008 was approximately $23.9 million at an average annual interest rate of 4.2%, generating interest expense of approximately $250,000.  In the second quarter of last year, average debt under this facility was approximately $26.2 million at an average annual interest rate of 5.8%, generating interest expense of approximately $390,000.  Average debt under the revolving credit facility for the first six months of fiscal 2008 was approximately $21.1 million at an average annual interest rate of 4.9%, generating interest expense of approximately $510,000.  For the first half of fiscal 2007, average debt under this facility was approximately $22.4 million at an average annual interest rate of 5.8%, generating interest expense of approximately $670,000.  Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Interest capitalized in the first half of fiscal 2008 was approximately $123,000, related primarily to the new press installed at the Philadelphia facility during the quarter.  Interest capitalized in the first six months of fiscal 2007 was approximately $134,000, related primarily to the expansion of the Kendallville, Indiana facility.

The Company’s effective tax rate for the second quarter and first half of fiscal 2008 was 37.6% and 37.3%, respectively, comparable to the same periods last year.  An increased benefit from the phase in of the domestic manufacturers deduction was offset by the phase out of the tax benefit on export related income and a slight increase in the Company’s effective state tax rate.

At the beginning of fiscal 2008, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit, quantified as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.  The cumulative effect of adopting FIN 48 at the beginning of fiscal 2008 was $108,000 and was recorded as a reduction in retained earnings with a corresponding liability included under the caption “Other Liabilities” in the accompanying consolidated condensed balance sheet at September 29, 2007.  At March 29, 2008, such unrecognized tax benefits and accrued interest were approximately $113,000 and the impact, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months.

For purposes of computing net income per diluted share, weighted average shares outstanding decreased by approximately 161,000 shares and 63,000 shares compared to last year’s second quarter and first six months, respectively.  These decreases reflect the Company’s repurchase of approximately 160,000 shares of its common stock in the second quarter and approximately 250,000 shares in the first half of fiscal 2008 under a plan approved by the Board of Directors on November 8, 2007.  Weighted average shares outstanding in the second quarter and first six months of fiscal 2008 also reflect lower potentially dilutive shares compared to the same periods last year.  These decreases were partially offset by options exercised and shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first six months of fiscal 2008, operations provided approximately $6.9 million of cash.  Net income was $4.8 million, depreciation and amortization were $10.6 million and deferred taxes increased by $2.0 million.  Working capital increased by approximately $10.2 million, compared to $10.0 million in the same period last year.  The change in working capital in the first half of fiscal 2008 includes a $3.5 million increase in inventories, of which $2.2 million was a growth in work in process, as well as a reduction in accounts payable of $4.0 million.

Investment activities through the second quarter of fiscal 2008 used approximately $7.9 million of cash. Capital expenditures were approximately $5.5 million.  For the entire fiscal year, capital expenditures are expected to be approximately $17 to $22 million.  This amount includes completion of the expansion of printing and binding capacity in the religious book manufacturing operation in Philadelphia and the construction of a 150,000 square foot warehouse to support the expanded capacity at the Kendallville, Indiana facility.  Prepublication costs were $2.5 million compared to $2.8 million in the first six months last year.  For the full fiscal year, prepublication costs are projected to be approximately $5 to $6 million.

Financing activities for the first six months of fiscal 2008 used approximately $1.0 million of cash.  Cash dividends were $5.0 million and $7.2 million was used to repurchase approximately 250,000 shares of common stock under the Company’s share repurchase program authorized in November 2007.  At March 29, 2008, the Company had approximately $2.8 million of remaining authorization available for future stock repurchases. On May 8, 2008, the Board of Directors increased the share repurchase program by an additional $5 million.  Borrowings increased by $12.4 million during the first half of fiscal 2008.  At March 29, 2008, the Company had $29.5 million in borrowings under its $100 million revolving credit facility, which bears interest at a floating rate, which was 3.0% as of March 29, 2008.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2008.

The following table summarizes the Company’s contractual obligations and commitments at March 29, 2008 to make future payments as well as its existing commercial commitments.

	(000’s Omitted)
	Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-Term Debt (2)	$29,837	$91	$189	$29,557	$—
Operating Leases (3)	8,998	2,676	3,572	1,654	1,096
Purchase Obligations (4)	1,878	1,878	—	—	—
Other Long-Term Liabilities	2,848	—	869	350	1,629
Total	$43,561	$4,645	$4,630	$31,561	$2,725

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2011.

(3) Represents amounts at September 29, 2007.

(4) Represents capital commitments.

Recent Accounting Pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as in the treatment of acquisition-related costs.  SFAS No. 141R is effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and will also be effective at the beginning of the Company’s fiscal year 2010.

Forward-Looking Information:

This Quarterly Report on Form 10-Q includes forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, changes in market growth rates such as the housing market, changes in raw material costs and availability, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, success in the execution of acquisitions and the performance and integration of acquired businesses, changes in operating expenses including medical and energy costs, changes in technology including migration from paper-based books to digital, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in tax regulations, changes in environmental regulations, changes in the Company’s effective income tax rate, general changes in economic conditions, including currency fluctuations, changes in interest rates, and tightness in the credit markets, and the other factors set forth below under Item 1A, “Risk Factors.”  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company’s consolidated results of operations, financial condition and cash flows can be adversely affected by various risks.  Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control.  These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this quarterly report on Form 10-Q.  You should carefully consider all of these factors.  For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement contained in this report, see Forward-Looking Information in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•                  issues that might arise from the integration of acquired entities or the inability to achieve expected results from such acquisitions; and

•                  tightness in credit markets affecting the availability of capital for our customers.

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

Purchases of paper and other raw materials represent a large portion of our costs.  In our book manufacturing segment, paper is normally supplied by our customers at their expense or price increases are passed through to our customers.  In our specialty publishing segment, cost increases have generally been passed on to customers through higher prices or we have substituted a less expensive grade of paper.  However, if we are unable to continue to pass on these increases or substitute a less expensive grade of paper, our margins and profits could be adversely affected.

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

Fluctuations in the costs and availability of other raw materials could adversely affect operating costs or customer demand and thereby negatively impact our operating results, financial condition or cash flows.

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

Inadequate intellectual property protection for our publications could negatively impact our financial results.

Certain of our publications are protected by copyright, primarily held in the Company’s name.  Such copyrights protect our exclusive right to publish the work in the United States and in many other countries for specified periods.  Our ability to continue to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement.  Our operating results may be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.

Declines in general economic conditions may adversely impact our business.

Economic conditions have the potential to impact our financial results significantly.  Within the book manufacturing and specialty publishing segments, a change in economic conditions can impact many areas of spending, including government, business and consumer spending.  Examples of the changes in spending that could affect and potentially impact our financial results include:

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

•                  Tightness in credit markets may impact customer order patterns and inventory levels.

•                  Changes in the housing market may impact the sale of Creative Homeowner’s products.

•                  Fundraising by religious organizations.

The substitution of electronic delivery for printed materials may adversely affect our business.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offers alternatives to traditional delivery of printed documents.  Consumer acceptance of electronic delivery of books is uncertain, as is the extent to which consumers are replacing print materials with online hosted media content.  To the extent that our customers accept these electronic alternatives, demand for our printed products may be adversely affected.

Changes in postal rates and postal regulations may adversely impact our business.

Postal costs are a significant component of our direct marketing cost structure and postal rate changes can influence the number of catalogs that we may mail.  In addition, increased postal rates can impact the cost of delivering our products to customers.  The occurrence of either of these events could adversely affect consumer demand and our results of operations.

Our facilities are subject to environmental laws and regulations, which may subject us to liability or increase costs.

We use various materials in our operations that contain substances considered hazardous or toxic under environmental laws.  In addition, our operations are subject to federal, state, and local environmental laws relating to, among other things, air emissions, waste generation, handling, management and disposal, waste water treatment and discharge and remediation of soil and groundwater contamination.  Permits are required for the operation of certain of our businesses and these permits are subject to renewal, modification and in some circumstances, revocation.  Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA,” commonly referred to as “Superfund”), and similar state laws and regulations, we may be liable for costs and damages relating to soil and groundwater contamination at off-site disposal locations or at our own facilities.  Future changes to environmental laws and regulations may give rise to additional costs or liabilities that could have a material adverse impact on our financial position and results of operations.

We may not be able to successfully integrate acquired businesses.

In recent years, we have completed three acquisitions, including Moore Langen and Creative Homeowner in fiscal year 2006 and REA in fiscal 2004, and may continue to make acquisitions in the future.  We believe that these acquisitions provide strategic growth opportunities for the Company.  Achieving the anticipated benefits of these acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner.  The challenges involved in successfully integrating acquisitions include:

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

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time.  From time to time, we may enter into negotiations for acquisitions that are not ultimately consummated.  Such negotiations could result in significant diversion of management time from our business as well as significant out-of-pocket costs. Tightness in credit markets may also affect our ability to consummate such acquisitions.

The consideration that we pay in connection with an acquisition could affect our financial results.  If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash and credit facilities to consummate such acquisitions.  To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, our existing stockholders may experience dilution in their share ownership in our company and their earnings per share may decrease.  In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges.  They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.  Any of these factors may materially and adversely affect our business and operations.

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

We need skilled employees to manufacture our products.

If we experience problems hiring and retaining skilled employees, our business may be negatively affected.  The timely manufacture and delivery of our products requires an adequate supply of skilled employees, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions.  Accordingly, our ability to increase sales, productivity and net earnings will be limited to a degree by our ability to employ the skilled employees necessary to meet our requirements.  Although our book manufacturing locations are geographically dispersed, individual locations may encounter strong competition with other manufacturers for skilled employees.  There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities.  In addition, unions represent certain groups of employees at several of our locations, and periodically, contracts with those unions come up for renewal.  The outcome of those negotiations could have an adverse affect on our operations at those locations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $10 million of the Company’s outstanding common stock either through the open market or privately negotiated transactions. In the first half of fiscal 2008, approximately 250,000 shares of common stock were repurchased for approximately $7.2 million.  As such, at March 29, 2008, the Company had approximately $2.8 million of remaining authorization available for future stock repurchases.  On May 8, 2008, the Board of Directors increased the share repurchase program by an additional $5 million.  Such purchases may be made from time to time at management’s discretion and may be discontinued at any time.  The following table summarizes the purchases under this program during the second quarter of the Company’s fiscal year 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number (or
	(a) Total		Shares Purchased as	Approximate Dollar
	Number of	(b) Average	Part of Publicly	Value) of Shares that May
	Shares	Price Paid	Announced Plans or	Yet Be Purchased Under
Fiscal Period	Purchased	per Share	Programs	the Plans or Programs
December 30, 2007 - January 26, 2008	9,423	$26.720	9,423	$6,860,946
January 27, 2008 - February 23, 2008	133,573	$26.663	133,573	$3,299,439
February 24, 2008 - March 29, 2008	17,009	$27.093	17,009	$2,838,612
Total	160,005	$26.712	160,005

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on January 16, 2008.  Following are the matters voted on at the meeting.

1) All nominees of the Board of Directors of the Company were elected for a three-year term.  Votes were cast as follows: Edward J. Hoff – 12,077,662 for and 87,439 withheld; Robert P. Story, Jr. – 12,083,386 for and 81,795 withheld, and Susan L. Wagner – 12,078,384 for and 86,717 withheld.

2) Stockholders voted to ratify and approve the selection by the Audit and Finance Committee of the Board of Directors, of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending September 27, 2008.  Votes were cast as follows: 12,106,202 votes for, 42,399 votes against, and 16,500 votes abstained.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

May 8, 2008	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

May 8, 2008	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

May 8, 2008	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.