Form 10-Q
period 2008-06-28
COURIER CORP
filed 2008-08-07
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☐	Accelerated filer	☒

Non- accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2008
Common Stock, $1 par value	12,076,120 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$73,378	$73,411	$204,028	$214,059
Cost of sales	54,364	48,986	148,904	145,860

Gross profit	19,014	24,425	55,124	68,199

Selling and administrative expenses	13,600	13,402	41,490	41,106
Impairment charge (Note A)	23,850	—	23,850	—
Interest expense, net	322	419	889	1,117

Pretax (loss) income	(18,758)	10,604	(11,105)	25,976

Income tax (benefit) provision (Note C)	(6,386)	3,923	(3,532)	9,663

Net (loss) income	$(12,372)	$6,681	$(7,573)	$16,313

Net (loss) income per share (Note D):

Basic	$(1.01)	$0.53	$(0.61)	$1.31

Diluted	$(1.01)	$0.53	$(0.61)	$1.29

Cash dividends declared per share	$0.20	$0.18	$0.60	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 28,	September 29,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$943	$1,549
Accounts receivable, less allowance for uncollectible accounts of $1,737 at June 28, 2008 and $1,531 at September 29, 2007	47,445	47,673
Inventories (Note B)	39,609	38,183
Deferred income taxes	3,450	3,469
Other current assets	2,884	1,550

Total current assets	94,331	92,424

Property, plant and equipment, less accumulated depreciation: $152,588 at June 28, 2008 and $141,079 at September 29, 2007	93,954	97,778

Goodwill (Note A)	41,705	55,199

Other intangibles, net (Note A)	1,956	12,904

Prepublication costs, net (Note A)	9,501	10,220

Other assets	1,424	1,310

Total assets	$242,871	$269,835

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 28,	September 29,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$91	$91
Accounts payable	14,869	20,111
Accrued payroll	6,818	7,409
Accrued taxes	963	2,129
Other current liabilities	6,602	6,652

Total current liabilities	29,343	36,392

Long-term debt	28,130	17,375
Deferred income taxes	4,329	9,446
Other liabilities	3,024	3,619

Total liabilities	64,826	66,832

Stockholders’ equity (Notes F and G):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,220,000 at June 28, 2008 and 12,612,000 at September 29, 2007	12,220	12,612
Additional paid-in capital	3,453	12,977
Retained earnings	162,877	177,919
Accumulated other comprehensive loss	(505)	(505)

Total stockholders’ equity	178,045	203,003

Total liabilities and stockholders’ equity	$242,871	$269,835

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 28,	June 30,
	2008	2007

Operating Activities:
Net (loss) income	$(7,573)	$16,313
Adjustments to reconcile net (loss) income to cash provided from operating activities:
Depreciation and amortization	16,607	14,201
Impairment charge	23,850	—
Stock-based compensation	955	1,101
Deferred income taxes	(5,098)	1,351
Changes in assets and liabilities:
Accounts receivable	228	(830)
Inventory	(1,426)	(10,739)
Accounts payable	(5,242)	1,125
Accrued taxes	(1,166)	(2,804)
Other elements of working capital	(1,975)	(3,057)
Other long-term, net	(855)	(173)

Cash provided from operating activities	18,305	16,488

Investment Activities:
Capital expenditures	(7,755)	(17,920)
Prepublication costs	(3,689)	(4,327)

Cash used for investment activities	(11,444)	(22,247)

Financing Activities:
Long-term debt borrowings, net	10,755	10,029
Cash dividends	(7,469)	(6,745)
Proceeds from stock plans	1,269	1,806
Stock repurchases	(12,055)	—
Excess tax benefits from stock-based compensation	33	531

Cash (used for) provided from financing activities	(7,467)	5,621

Decrease in cash and cash equivalents	(606)	(138)

Cash and cash equivalents at the beginning of the period	1,549	1,483

Cash and cash equivalents at the end of the period	$943	$1,345

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet of Courier Corporation (the “Company”) as of June 28, 2008, the statements of income for the three-month and nine-month periods ended June 28, 2008 and June 30, 2007, and the statements of cash flows for the nine-month periods ended June 28, 2008 and June 30, 2007 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, or one level below the operating segment.  As a result of a precipitous decline in sales and profits at Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”) in the third quarter, due in large part to the continued downturn in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores, the Company performed an interim test of goodwill and other intangible assets for Creative Homeowner, one of the companies in its specialty publishing segment.

The impairment test for goodwill is a two-step test.  If the fair value of the reporting unit exceeds the carrying value of its net assets, then goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds its fair value, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of its goodwill.  The evaluation of goodwill requires the Company to use significant judgments and estimates, including but not limited to, projected future revenues, cash flows, and discount rates.  The Company used a valuation methodology to estimate the fair value of Creative Homeowner based primarily on the discounted cash flow approach.  Key assumptions included revenue and operating income forecasts, the assessed growth rate after the forecast period, and a discount rate of 15%.  After performing the step-one test, the Company determined that the fair value of Creative Homeowner at the end of the third quarter was below its carrying value and as such the second step was required.  The second step of the impairment test includes valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s implied goodwill.  The implied goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  If the second step is not completed by the time financial statements are issued and a goodwill impairment charge is probable and can be reasonably estimated, accounting rules require an estimate of that loss to be recognized in the financial statements.  Based on an initial estimate of the second step valuations, the Company recorded an estimated pre-tax impairment charge of $13.5 million relating to goodwill in the third quarter.

Trade names with indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment at the end of the fiscal year or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  As a result of the impairment analysis performed for Creative Homeowner, the Company determined that the carrying value of Creative Homeowner’s trade name exceeded its estimated fair value.  Accordingly, the Company recorded an estimated pre-tax impairment charge of $0.5 million relating to Creative Homeowner’s trade names in the third quarter.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

“Other intangibles” includes customer lists related to Creative Homeowner and Moore-Langen Printing Company, Inc. (“Moore Langen”).  As a result of the impairment analysis performed for Creative Homeowner, the Company determined that the carrying value of Creative Homeowner’s customer list exceeded its estimated fair value.  Accordingly, the Company recorded an estimated pre-tax impairment charge in the third quarter of $9.8 million for the full carrying value of Creative Homeowner’s customer list.

The total estimated impairment charge recorded in the third quarter related to the goodwill, trade name, and customer list intangible assets of Creative Homeowner was $23.9 million.  The Company will adjust the amount of the impairment charge, as necessary, in the fourth quarter of its fiscal year 2008 based upon the completion of its fair value determination of the tangible and intangible assets and liabilities of Creative Homeowner.

In addition to the $9.8 million estimated impairment charge, amortization related to customer lists for Moore Langen and Creative Homeowner was approximately $600,000 for the first nine months of both fiscal 2008 and 2007.  Moore Langen’s customer list is being amortized over a ten-year period. There was no unamortized balance remaining for Creative Homeowner’s customer list after the estimated impairment charge.  As such, annual amortization expense for the next five years will be reduced to approximately $23,000 compared to $800,000 annually, prior to the impairment charge.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.  In the third quarter of fiscal 2008, such amortization includes approximately $0.5 million to writedown the investment in underperforming titles.

Recent Accounting Pronouncements

At the beginning of fiscal 2008, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is more fully discussed in Note C below.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as the treatment of acquisition-related costs.  SFAS No. 141R will be effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and will also be effective at the beginning of the Company’s fiscal year 2010.  In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 will be effective at the beginning of the Company’s fiscal year 2010. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 45% of the Company’s inventories at both June 28, 2008 and September 29, 2007.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 28, 2008	September 29, 2007
Raw materials	$6,098	$5,295
Work in process	9,448	8,274
Finished goods	24,063	24,614
Total	$39,609	$38,183

C.            INCOME TAXES

At the beginning of fiscal 2008, the Company adopted the provisions of FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit, quantified as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The cumulative effect of adopting FIN 48 at the beginning of fiscal 2008 was $108,000 and was recorded as a reduction in retained earnings with a corresponding liability included under the caption “Other Liabilities” in the accompanying consolidated condensed balance sheet as of September 29, 2007. During the third quarter, certain federal and state statutes of limitations expired. As such, at June 28, 2008, the unrecognized tax benefits and accrued interest were reduced to approximately $65,000 and the impact, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months.

The Company files federal and state income tax returns in various jurisdictions of the United States. With few exceptions, the Company is no longer subject to income tax examinations for years prior to fiscal 2005.  Substantially all U.S. federal tax years prior to fiscal 2005 have been audited by the Internal Revenue Service and closed.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The provision (benefit) for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	June 28, 2008		June 30, 2007
Federal taxes at statutory rates	$(6,565)	(35.0)%	$3,711	35.0%
State taxes, net of federal benefit	225	1.2	329	3.1
Federal manufacturers’ deduction	(61)	(0.3)	(91)	(0.9)
Tax benefit of export related income	—	—	(44)	(0.4)
Stock-based compensation (Note F)	12	—	17	0.2
Other	3	0.1	1	—
Total (benefit) provision	$(6,386)	(34.0)%	$3,923	37.0%

	(000’s Omitted)
	Nine Months Ended
	June 28, 2008		June 30, 2007
Federal taxes at statutory rates	$(3,887)	(35.0)%	$9,092	35.0%
State taxes, net of federal benefit	486	4.4	828	3.2
Federal manufacturers’ deduction	(155)	(1.4)	(223)	(0.9)
Tax benefit of export related income	—	—	(100)	(0.4)
Stock-based compensation (Note F)	13	0.1	39	0.2
Other	11	0.1	27	0.1
Total (benefit) provision	$(3,532)	(31.8)%	$9,663	37.2%

The tax benefit related to the impairment charge for Creative Homeowner was recognized at 35% (see Note A).  No state tax benefit was recognized as the Company fully provided a valuation allowance on the related deferred state tax asset.  Excluding the effect of the tax benefit of the impairment charge for Creative Homeowner, the effective tax rate was 38.6% in the third quarter and 37.8% for the first nine months of fiscal 2008 compared to 37.0% and 37.2% in the same periods last year, respectively, primarily because of a higher effective state tax rate.

D.            NET (LOSS) INCOME PER SHARE

The following is a reconciliation of the shares used in the calculation of basic and diluted (loss) income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.  No potentially dilutive shares are included in the computation in periods when a loss is incurred.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Average shares outstanding for basic	12,252	12,491	12,397	12,451
Effect of potentially dilutive shares	—	217	—	233
Average shares outstanding for diluted	12,252	12,708	12,397	12,684

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

The following table provides segment information for the quarter and nine-month periods ended June 28, 2008 and June 30, 2007.  The estimated impairment charge of $23.9 million recorded in the third quarter of fiscal 2008 (discussed more fully in Note A) is included in the results of the specialty publishing segment.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales:
Book manufacturing	$63,187	$58,497	$166,253	$168,923
Specialty publishing	13,362	17,917	45,376	52,835
Elimination of intersegment sales	(3,171)	(3,003)	(7,601)	(7,699)
Total	$73,378	$73,411	$204,028	$214,059

Income (loss) before taxes:
Book manufacturing	$8,228	$10,147	$16,234	$23,915
Specialty publishing, including impairment charge	(26,812)	844	(26,561)	3,014
Stock-based compensation	(213)	(375)	(955)	(1,101)
Elimination of intersegment profit	39	(12)	177	148
Total	$(18,758)	$10,604	$(11,105)	$25,976

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the third quarter of fiscal 2008 and 2007 was $213,000 and $375,000, respectively, and the related tax benefit recognized was $62,000 and $118,000, respectively. For the first nine months of 2008 and 2007, stock-based compensation was $955,000 and $1,101,000, respectively, and the related tax benefit recognized was $293,000 and $342,000, respectively. Unrecognized stock-based compensation cost at June 28, 2008 was $1.6 million, to be recognized over a weighted-average period of 1.8 years.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Stock Incentive Plan: The Company’s stock incentive plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of the stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees. Stock options and stock grants generally vest over three years.  The fair value of each option was estimated using the Black-Scholes option-pricing model on the date of grant. The following table provides stock option activity under this plan in the first nine months of fiscal 2008:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 29, 2007	387,511	$25.53
Issued	—	—
Exercised	(24,015)	12.08		$344,000
Canceled	(6,048)	36.52
Expired	(315)	35.51
Outstanding at June 28, 2008	357,133	$26.24	2.5	$531,000

Exercisable at June 28, 2008	261,922	$22.45	2.0	$531,000
Available for future grants	192,182

During the first nine months of fiscal 2008, 1,000 non-vested stock awards were granted with a weighted-average fair value of $26.86 per share, 2,875 stock grants vested with a weighted-average fair value of $40.67 per share, and 1,893 stock grants were forfeited with a weighted-average fair value of $36.39 per share. At June 28, 2008, non-vested stock grants outstanding were 38,984 shares with a weighted-average grant-date fair value of $36.96.

Directors’ Option Plan: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the 2005 Plan, non-qualified stock options to purchase up to a total of 225,000 shares of the Company’s common stock may be granted to non-employee directors.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years. The 2005 Plan replaced the previous non-employee directors’ plan, which had been adopted in 1989.  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.  The key assumptions used to value options issued in fiscal 2008 were a risk-free interest rate of 3.14%, expected volatility of 26.6%, a dividend yield of 2.59%, and an expected life of five years.  The following table provides activity under the directors’ option plans in the first nine months of fiscal 2008:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 29, 2007	167,097	$31.36
Issued	42,000	26.86
Exercised	(30,750)	21.26		$121,000
Canceled	(14,727)	36.69
Outstanding at June 28, 2008	163,620	$31.63	2.7	$0

Exercisable at June 28, 2008	163,620	$31.63	2.7	$0
Available for future grants	60,610

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 5,399 such shares were issued in fiscal 2008 with a fair market value of $26.86 per share.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, authorizes the issuance of up to an aggregate of 337,500 shares of the Company’s common stock.  Eligible employees may purchase shares of the Company’s common stock at not less than 85% of fair market value at the end of the grant period.  On March 1, 2008, 13,120 shares were issued under the ESPP at a price of $23.13 per share.  At June 28, 2008, there were 67,990 shares available for future issuances.

G.        SHARE REPURCHASE PLAN

On May 8, 2008, the Board of Directors of the Company expanded the Company’s Share Repurchase Plan and authorized the repurchase of up to an additional $5 million of the Company’s outstanding common stock, bringing the total amount authorized under the plan to $15 million since its commencement in November 2007.  Share repurchases occur from time to time at management’s discretion either through the open market or privately negotiated transactions.  From the inception of the share repurchase program through June 28, 2008, the Company has repurchased approximately 457,000 shares of common stock for approximately $12.1 million.  As such, at June 28, 2008, the Company had approximately $2.9 million of remaining authorization available for future share repurchases. Subsequently, on August 6, 2008, the Company’s Board of Directors further expanded the share repurchase program and authorized the repurchase of up to an additional $5 million of the Company’s common stock.

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

Goodwill and Other Intangibles   Other intangibles include customer lists, which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, or one level below an operating segment, on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 29, 2007 which resulted in no change to the nature or carrying amounts of its intangible assets.  In the third quarter of fiscal 2008, the Company performed an interim impairment test for Federal Marketing Corporation d/b/a Creative Homeowner (“Creative Homeowner”) due to a precipitous decline in sales and profits at Creative Homeowner in the quarter.  As a result of the impairment tests, the Company concluded that the carrying value of Creative Homeowner’s goodwill and other intangible assets exceeded their estimated fair value. The total estimated pre-tax impairment charge recorded in the third quarter related to the goodwill, trade name, and customer list intangible assets of Creative Homeowner was $23.9 million.  The Company will adjust the amount of the impairment charge, as necessary, in the fourth quarter of fiscal 2008 based upon the completion of its fair value determination of the tangible and intangible assets and liabilities of Creative Homeowner.  Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

Prepublication Costs   The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over periods ranging from three to five years.  Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  Based upon this evaluation, adjustments may be required to amortization expense.  In the third quarter of fiscal 2008, such an adjustment was made for $0.5 million to write down the investment in underperforming titles at Creative Homeowner.

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

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change

Net sales	$73,378	$73,411	0%	$204,028	$214,059	-4.7%
Cost of sales	54,364	48,986	11.0%	148,904	145,860	2.1%
Gross profit	19,014	24,425	-22.2%	55,124	68,199	-19.2%
As a percentage of sales	25.9%	33.3%		27.0%	31.9%
Selling and administrative expenses	13,600	13,402	1.5%	41,490	41,106	0.9%
Impairment charge	23,850	—	100.0%	23,850	—	100.0%
Interest expense, net	322	419	-23.2%	889	1,117	-20.4%
Pretax (loss) income	(18,758)	10,604		(11,105)	25,976
Income tax (benefit) provision	(6,386)	3,923		(3,532)	9,663
Net (loss) income	$(12,372)	$6,681		$(7,573)	$16,313
Net (loss) income per diluted share	$(1.01)	$0.53		$(0.61)	$1.29

Revenues in the third quarter of fiscal 2008 were $73.4 million, unchanged from last year’s third quarter.  For the first nine months, revenues were $204.0 million, down 5% from the same period last year, reflecting the impact of industry consolidation and the sluggish national economy. Third quarter results include a non-cash, pretax impairment charge of $23.9 million ($15.5 million after tax or $1.27 per diluted share) related to poor financial performance at Creative Homeowner as discussed below.  As a result, the Company reported a net loss of $12.4 million, or $1.01 per diluted share, for the third quarter and a net loss of $7.6 million, or $0.61 per diluted share, for the first nine months of fiscal 2008.

Impairment Charge

The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, or one level below an operating segment, on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In the third quarter of fiscal 2008, the Company performed an additional test of goodwill and other intangible assets for Creative Homeowner as a result of a precipitous decline in sales and profits at Creative Homeowner in the quarter, due in large part to the continued downturn in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores.  As a result of the impairment tests, the Company concluded that the carrying value of Creative Homeowner’s goodwill and other intangible assets exceeded their estimated fair value. The total estimated pre-tax impairment charge recorded in the third quarter related to the goodwill, trade name, and customer list intangible assets of Creative Homeowner was $23.9 million, or $15.5 million on an after-tax basis.  The Company will adjust the amount of the impairment charge, as necessary, based upon the completion of its fair value determination of the tangible and intangible assets and liabilities of Creative Homeowner in the fourth quarter of fiscal 2008.

The following table summarizes the impact of the impairment charge on net income:

	(dollars in thousands except per share amount)
	Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net (loss) income as reported	$(12,372)	$6,681	$(7,573)	$16,313
Impairment charge, after tax benefit	(15,500)	—	(15,500)	—
Net income before impairment charge	$3,128	$6,681	$7,927	$16,313
Net income per diluted share before impairment charge	$0.26	$0.53	$0.64	$1.29

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change

Net sales	$63,187	$58,497	8.0%	$166,253	$168,923	-1.6%
Cost of sales	47,536	41,254	15.2%	127,415	122,951	3.6%
Gross profit	15,651	17,243	-9.2%	38,838	45,972	-15.5%
As a percentage of sales	24.8%	29.5%		23.4%	27.2%
Selling and administrative expenses	7,548	7,144	5.7%	23,037	22,318	3.2%
Interest income	(125)	(48)		(433)	(261)
Pretax income	$8,228	$10,147	-18.9%	$16,234	$23,915	-32.1%

Within this segment, the Company focuses on three key markets: education, religious and specialty trade.  Revenues for this segment were up 8% in the third quarter compared to the same period last year with growth in religious and specialty trade sales offset in part by a decrease in education sales.  Sales to the education market were $27.6 million in the third quarter, a decrease of 7% compared to last year’s third quarter.  For the first nine months, education sales were $66.6 million, down 8% from the corresponding period in fiscal 2007.  During this year, a variety of industry factors have significantly delayed or eliminated textbook reprint orders and publishers continue to manage inventories closely. Sales to the religious market were up 39% from last year’s third quarter to $18.4 million, following a 15% drop in sales in the second quarter.  For the first nine months, sales to this market were up 7% from the prior year to $49 million.  For the full year, religious sales are expected to be up 5% to 6%.  Sales to the specialty trade market increased 18% in the third quarter to $14.4 million and 2% for the first nine months to $41.4 million, compared to the same periods last year, reflecting share gains with existing customers as well as several new accounts.

Cost of sales in this segment increased by 15% to $47.5 million for the quarter and increased by 4% to $127.4 million year to date compared to the corresponding periods of fiscal 2007.  Gross profit in this segment decreased by 9% to $15.7 million for the quarter, and as a percentage of sales decreased to 24.8% from 29.5% in last year’s third quarter.  Gross profit for the first nine months of fiscal 2008 decreased 16% to $38.8 million and decreased as a percentage of sales to 23.4% from 27.2% in the corresponding period last year.  These decreases in gross profit reflect lower capacity utilization and increased depreciation expense as well as continued pricing pressures.  Depreciation expense increased by approximately $0.5 million and $1.0 million for the third quarter and first nine months, respectively, reflecting last year’s investments in expanded four-color capacity at the Kendallville, Indiana facility as well as the new press and binding line installed this year at the Philadelphia facility to serve the religious market.

Selling and administrative expenses for the segment increased 6% in the third quarter to $7.5 million and, as a percentage of sales, decreased to 11.9% from 12.2% in last year’s third quarter.  On a year-to-date basis, such expenses increased 3% to $23.0 million and, as a percentage of sales, increased to 13.9% from 13.2% for the same period last year.  These increases in selling and administrative expenses include additions to the segment’s sales force in the fourth quarter of last year to target specific markets and customers, as well as inflationary cost increases combined with a reduction in incentive compensation.

Intercompany interest income allocated to the book manufacturing segment was $125,000 in the third quarter compared to $48,000 in the same period last year.  For the first nine months of fiscal 2008, intercompany interest income allocated to this segment increased to $433,000 compared to $261,000 in the same period last year.

Pretax income in the book manufacturing segment was down 19% to $8.2 million in the third quarter and down 32% for the first nine months to $16.2 million, compared to the corresponding periods of fiscal 2007, due primarily to lower capacity utilization combined with higher depreciation expense and pricing pressures, which resulted in a drop in gross profit.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change

Net sales	$13,362	$17,917	-25.4%	$45,376	$52,835	-14.1%
Cost of sales	10,041	10,725	-6.4%	29,268	30,758	-4.8%
Gross profit	3,321	7,192	-53.8%	16,108	22,077	-27.0%
As a percentage of sales	24.9%	40.1%		35.5%	41.8%
Selling and administrative expenses	5,837	5,880	-0.7%	17,497	17,685	-1.1%
Interest expense	446	468		1,322	1,378
(Loss) income before tax and impairment charge	$(2,962)	$844		$(2,711)	$3,014
Impairment charge	(23,850)	—		(23,850)	—
Pretax (loss) income	$(26,812)	$844		$(26,561)	$3,014

Sales in the Company’s specialty publishing segment were down 25% in the third quarter to $13.4 million and down 14% year to date to $45.4 million, compared to the same periods last year.  These sales shortfalls were largely due to Creative Homeowner where sales decreased 45% to $3.7 million in the third quarter and 25% to $15.7 million for the first nine months, compared to the corresponding periods last year.  The continued slowdown in the housing market has reduced store traffic and sales in the home center market, which is Creative Homeowner’s largest channel.  In addition, Creative Homeowner experienced unusually high returns in all retail channels in the third quarter and, as a result, increased its returns reserve by approximately $1 million over historical levels.  Sales at Dover decreased 15% in the third quarter to $7.9 million and 9% to $24.1 million for the first nine months of fiscal 2008, during a period of slow market growth.  Sales were down across most of Dover’s sales channels as retailers ordered cautiously and managed inventories carefully.  Sales at REA were down 7% to $1.7 million in the third quarter, reflecting a general reduction in consumer spending at book retailers nationwide.  REA’s year-to-date sales increased 4% to $5.5 million over the same period last year.

Cost of sales in the specialty publishing segment decreased 6% to $10.0 million in the quarter and 5% to $29.3 million year to date, compared to the same periods in fiscal 2007, reflecting the lower sales volume which was offset in part by additional charges at Creative Homeowner. Creative Homeowner incurred costs of approximately $1 million to increase inventory reserves and to write down its investment in titles that have not performed up to expectations.  During the second quarter, the Company’s book manufacturing segment took over manufacturing of Creative Homeowner’s books.  Gross profit as a percentage of sales for the segment decreased in the quarter to 24.9% from 40.1% in the corresponding period last year.  Creative Homeowner reduced the overall gross profit percentage in the segment because of their lower-margin distribution business and the previously discussed third-quarter charges.  Gross profit as a percentage of sales for Dover and REA combined was 45% compared to 47% in the prior year’s third quarter as the benefit of productivity gains and cost reductions were reduced by the impact of lower sales in the quarter.  As a percentage of sales, gross profit for the specialty publishing segment for the first nine months of fiscal 2008 was 35.5% compared to 41.8% in the corresponding period last year, primarily due to the impact of Creative Homeowner’s issues.

Selling and administrative expenses in this segment were down slightly both in the quarter and the first nine months of fiscal 2008 at $5.8 million and $17.5 million, respectively, compared to the same periods in fiscal 2007 in part due to initial steps taken at Creative Homeowner to reduce costs.

Intercompany interest expense is allocated to the specialty publishing segment based on acquisition costs, reduced by cash generated by each business since acquisition.  Interest expense for the third quarter of fiscal 2008 was $446,000 compared to $468,000 last year and for the first nine months was $1.3 million versus $1.4 million in the corresponding period of fiscal 2007.

The pretax loss in the specialty publishing segment for the third quarter, excluding the impairment charge, was $3.0 million, including a loss at Creative Homeowner of $3.6 million, compared to pretax income of $0.8 million for this segment in last year’s third quarter.  For the first nine months of fiscal 2008, the pretax loss, excluding the impairment charge, was $2.7 million compared to pretax income of $3.0 million for the first nine months of fiscal 2007, with $5 million of the change attributable to Creative Homeowner.

Total Consolidated Company

Interest expense, net of interest income, was $322,000 in the third quarter of fiscal 2008, compared to net interest expense of $419,000 in the same period of fiscal 2007.  For the first nine months of fiscal 2008, interest expense, net of interest income, was $889,000 compared to net interest expense of $1,117,000 for the first nine months of fiscal 2007. Average debt under the revolving credit facility in the third quarter of fiscal 2008 was approximately $29.8 million at an average annual interest rate of 3.2%, generating interest expense of approximately $240,000.  In the third quarter of last year, average debt under this facility was approximately $25.3 million at an average annual interest rate of 5.8%, generating interest expense of approximately $370,000.  Average debt under the revolving credit facility for the first nine months of fiscal 2008 was approximately $24.0 million at an average annual interest rate of 4.3%, generating interest expense of approximately $770,000.  For the first nine months of fiscal 2007, average debt under this facility was approximately $23.4 million at an average annual interest rate of 5.8%, generating interest expense of approximately $1.0 million.  Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Interest capitalized in the first nine months of fiscal 2008 was approximately $123,000, related primarily to the new press at the Philadelphia facility.  Interest capitalized in the first nine months of fiscal 2007 was approximately $140,000, related primarily to the expansion of the Kendallville facility.

The income tax benefit for the third quarter was $6.4 million compared to income tax expense of $3.9 million in the same quarter last year.  On a year-to-date basis, the income tax benefit was $3.5 million compared to income tax expense of $9.7 million for the first nine months of fiscal 2007. The tax benefit related to the impairment charge for Creative Homeowner was recognized at 35%.  No state tax benefit was recognized as the Company fully provided a valuation allowance on the related deferred state tax asset.  Excluding the effect of the tax benefit of the impairment charge for Creative Homeowner, the effective tax rate was 38.6% in the third quarter and 37.8% for the first nine months of fiscal 2008 compared to 37.0% and 37.2% in the same periods last year, respectively, primarily because of a higher effective state tax rate.

At the beginning of fiscal 2008, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit, quantified as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.  The cumulative effect of adopting FIN 48 at the beginning of fiscal 2008 was $108,000 and was recorded as a reduction in retained earnings with a corresponding liability included under the caption “Other Liabilities” in the accompanying consolidated condensed balance sheet at September 29, 2007.  During the third quarter, certain federal and state statutes of limitations expired.  As such, at June 28, 2008, unrecognized tax benefits and accrued interest were reduced to approximately $65,000 and the impact, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months.

For purposes of computing net income or loss per diluted share, weighted average shares outstanding decreased by approximately 456,000 shares and 287,000 shares compared to last year’s third quarter and first nine months, respectively.  These decreases reflect the Company’s repurchase of approximately 207,000 shares of its common stock in the third quarter and approximately 457,000 shares in the first nine months of fiscal 2008.  Weighted average shares outstanding in the third quarter and first nine months of fiscal 2008 exclude potentially dilutive shares because a loss was incurred in those periods.

Liquidity and Capital Resources:

During the first nine months of fiscal 2008, operations provided approximately $18.3 million of cash.  A net loss of $7.6 million included the non-cash after-tax impairment charge of $15.5 million, as well as depreciation and amortization of $16.6 million.  Working capital used approximately $9.6 million, compared to $16.3 million in the same period last year.

Investment activities through the third quarter of fiscal 2008 used approximately $11.4 million of cash. Capital expenditures were approximately $7.8 million, compared to $17.9 million for the same period last year.  For the entire fiscal year, capital expenditures are expected to be approximately $13 to $17 million. This amount includes completion of the expansion of printing and binding capacity in the religious book manufacturing operation in Philadelphia and approximately half the costs of construction, starting in the fourth quarter of fiscal 2008, of a 150,000 square foot warehouse to support the expanded capacity at the Kendallville, Indiana facility.  Prepublication costs in the publishing segment were $3.7 million compared to $4.3 million in the first nine months last year.  For the full fiscal year, prepublication costs are projected to be approximately $4.4 to $4.7 million compared to $5.4 million for fiscal year 2007.  The decrease in 2008 is due to narrowing the focus of Creative Homeowner’s publishing program, which is expected to reduce prepublication spending by approximately $1 million annually.

Financing activities for the first nine months of fiscal 2008 used approximately $7.5 million of cash.  Cash dividends used $7.5 million while $12.1 million was used to repurchase approximately 457,000 shares of common stock under the Company’s share repurchase program authorized in November 2007 and expanded in May 2008.  At June 28, 2008, the Company had approximately $2.9 million of remaining authorization available for future stock repurchases. Subsequently, on August 6, 2008, the Company’s Board of Directors further expanded the share repurchase program and authorized the repurchase of up to an additional $5 million of the Company’s common stock.  Borrowings increased by $10.8 million during the first nine months of fiscal 2008.  At June 28, 2008, the Company had $28.0 million in borrowings under its $100 million long-term revolving credit facility, which bears interest at a floating rate.  In May 2008, the revolving credit agreement was amended and restated, including reducing the bank group from five to four banks and extending the maturity date by two years to March 2013.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through fiscal 2009.

The following table summarizes the Company’s contractual obligations and commitments at June 28, 2008 to make future payments as well as its existing commercial commitments.

	(000’s Omitted)
	Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-Term Debt (2)	$28,221	$91	$178	$27,952	$—
Operating Leases (3)	8,998	2,676	3,572	1,654	1,096
Purchase Obligations (4)	649	649	—	—	—
Other Long-Term Liabilities	3,024	—	1,006	311	1,707
Total	$40,892	$3,416	$4,756	$29,917	$2,803

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2013.

(3) Represents amounts at September 29, 2007.

(4) Represents capital commitments.

Recent Accounting Pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as in the treatment of acquisition-related costs.  SFAS No. 141R is effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and will also be effective at the beginning of the Company’s fiscal year 2010. In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 will be effective at the beginning of the Company’s fiscal year 2010. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.

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

Item 4.                                                           CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The book industry is extremely competitive.  In the book manufacturing segment, consolidation over the past few years of both customers and competitors within the markets the Company competes has caused downward pricing pressures.  In addition, excess capacity and competition from printing companies in lower cost countries may increase competitive pricing pressures.  Furthermore, some of our competitors have greater sales, assets and financial resources than us and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies.  All or any of these competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share.

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

•                  the availability of markets for sales or distribution by our major customers;

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

Our facilities are subject to stringent environmental laws and regulations, which may subject us to liability or increase costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None

(b)         None

(c)          On November 8, 2007, the Company’s Board of Directors authorized a share repurchase program whereby the Company was authorized to purchase up to $10 million of the Company’s outstanding common stock either through the open market or privately negotiated transactions. On May 8, 2008, the Board of Directors authorized the repurchase of up to an additional $5 million of the Company’s common stock.  In the first nine months of fiscal 2008, approximately 457,000 shares of common stock were repurchased for approximately $12.1 million.  As such, at June 28, 2008, the Company had approximately $2.9 million of remaining authorization available for future stock repurchases.  Subsequently, on August 6, 2008, the Company’s Board of Directors further expanded the share repurchase program and authorized the repurchase of up to an additional $5 million of the Company’s common stock.  Such purchases may be made from time to time at management’s discretion and may be discontinued at any time.  The following table summarizes the purchases under this program during the third quarter of the Company’s fiscal year 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number (or
	(a) Total		Shares Purchased as	Approximate Dollar
	Number of	(b) Average	Part of Publicly	Value) of Shares that May
	Shares	Price Paid	Announced Plans or	Yet Be Purchased Under
Fiscal Period	Purchased	per Share	Programs	the Plans or Programs
March 30, 2008 - April 26, 2008	14,300	$21.979	14,300	$2,508,000
April 27, 2008 - May 24, 2008	124,994	$23.311	124,994	$4,587,000	(1)
May 25, 2008 - June 28, 2008	67,821	$24.146	67,821	$2,945,000
Total	207,115	$23.492	207,115

(1) Includes additional $5 million approved by the Company’s Board of Directors on May 8, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit No.	Description

10.1

Second Amended and Restated Revolving Credit Agreement, dated May 23, 2008, between Courier Corporation, RBS Citizens, KeyBank, Wells Fargo Bank, and J P Morgan Chase Bank providing for a $100 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on May 29, 2008 and incorporated herein by reference).

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

COURIER CORPORATION

(Registrant)

August 7, 2008	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

August 7, 2008	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

August 7, 2008	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1

Second Amended and Restated Revolving Credit Agreement, dated May 23, 2008, between Courier Corporation, RBS Citizens, KeyBank, Wells Fargo Bank, and J P Morgan Chase Bank providing for a $100 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on May 29, 2008 and incorporated herein by reference).

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

32.1*

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Chief Financial Officerpursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.