Form 10-K
period 2008-09-27
COURIER CORP
filed 2008-11-26
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2008

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

Yes   ☐       No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of theExchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 29, 2008).

Common Stock, $1 par value - $240,498,678

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 17, 2008.

Common Stock, $1 par value - 11,878,461

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement dated December 5, 2008 for the Annual Meeting of Stockholders to be held on

January 14, 2009 are incorporated herein by reference to Part III of this Form 10-K.

PART I

Item 1.  Business.

INTRODUCTION

Courier Corporation, together with its subsidiaries, (“Courier,” the “Company,” “We,” “Our,” or “Us”) is among America’s leading book manufacturers and specialty publishers. Courier Corporation, founded in 1824, was incorporated under the laws of Massachusetts on June 30, 1972.  The Company has two business segments: book manufacturing and specialty publishing.

The book manufacturing segment focuses on streamlining the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution. Courier’s principal book manufacturing markets are religious, educational and specialty trade books with products including Bibles, educational textbooks and consumer books. On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in manufacturing book covers, which is included in this segment.  Revenues from this segment accounted for approximately 82% of Courier’s consolidated revenues in 2008.

The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), which was acquired on January 6, 2004, and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), which was acquired on April 28, 2006.  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art. REA publishes test preparation and study-guide books for high school, college and graduate students, and professionals.  Creative Homeowner is a New Jersey-based publisher and distributor of books on home design, decorating, landscaping and gardening, and sells home plans. The combination of Dover’s, REA’s, and Creative Homeowner’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills are providing a powerful end-to-end publishing solution for Courier.  Revenues in this segment were approximately 22% of consolidated sales in 2008.

Sales by segment (in thousands)	2008	%	2007	%	2006	%

Book Manufacturing	$229,792	82%	$231,474	78%	$220,115	82%
Specialty Publishing	61,767	22%	72,890	25%	57,549	21%
Intersegment sales	(11,235)	(4)%	(9,772)	(3)%	(8,613)	(3)%
Total	$280,324	100%	$294,592	100%	$269,051	100%

Additional segment information, including the amounts of earnings before taxes and total assets, for each of the last three fiscal years, is contained in Note I in the Notes to Consolidated Financial Statements on pages F-21 to F-24 included in this Annual Report on Form 10-K.

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

Courier’s book manufacturing operations consist of both electronic and conventional film processing and platemaking combined with printing and binding of soft and hard cover books.  Each of Courier’s seven facilities have certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing, printing on lightweight paper, book cover production, and four-color book manufacturing.  These services are primarily sold to publishers of educational, religious and consumer books.  During 2004, the Company began expanding its four-color book manufacturing capabilities with the addition of a major new four-color press at its Kendallville, Indiana facility. A second identical press was installed in December 2005 with a third such press installed in December 2006.

Courier’s book manufacturing sales force of 27 people is responsible for all of the Company’s sales to over 500 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Philadelphia, Pennsylvania; Terre Haute, Indiana; Hayward, California; North Chelmsford and Westford, Massachusetts; and North Bergen, New Jersey.

Sales to The Gideons International aggregated approximately 22% of consolidated sales in 2008, 20% in 2007, and 23% in 2006.  Sales to Pearson plc aggregated approximately 17% of consolidated sales in 2008 and 16% in each of 2007 and 2006. With the acquisition of Harcourt by Houghton Mifflin Company in December 2007, sales to the combined entity, Houghton Mifflin Harcourt Publishing Company, aggregated approximately 11% of consolidated sales in 2008, but was less than 10% in prior years for each of the separate entities. A significant reduction in order volumes or price levels from any of these customers could have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales.  The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 18% in 2008, 16% in 2007, and 19% in 2006.  Approximately 90% of the export sales were in the book manufacturing segment in each of these years.

All phases of Courier’s business are highly competitive.  The printing industry, exclusive of newspapers, includes almost 40,000 establishments.  While most of these establishments are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.

SPECIALTY PUBLISHING SEGMENT

Dover, acquired by the Company in September 2000, is a publisher of books in over 30 specialty categories, including fine and commercial arts, children’s books, crafts, music scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift Editions™.  In 2005, Dover began developing proprietary packaged products under its Dover Fun Kits™ line.  In 2008, Dover introduced both a new crafts line, Dover DesignWorks™, and a new premium series of hardcover reproductions, Dover Calla Editions™.

Dover sells its products through most American bookstore chains, independent booksellers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and over the Internet at www.doverpublications.com.  Dover mails its proprietary catalogs to nearly 400,000 consumers and annually sends over 100 million emails to electing customers.  In 2002, Dover launched www.DoverDirect.com, which is a business-to-business site for its retailers and distributors.

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

In April 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans, and related products for the home and garden retail book market.  The Company purchased 100% of the stock of Creative Homeowner in a $37 million cash transaction.  The acquisition was accounted for as a purchase and accordingly, Creative Homeowner’s financial results were included in the consolidated financial statements from the date of acquisition.  Creative Homeowner’s 120 titles include books on home decoration, design and improvement, gardening and landscaping, home arts, and hunting and fishing.  Its products are sold primarily through home and garden centers, as well as bookstores and direct to consumers over the Internet at www.creativehomeowner.com.  From its line of home plan books, Creative Homeowner offers over 5,000 home plans from which consumers can order blueprints directly over the Internet at www.ultimatehomeplans.com.  In the third quarter of fiscal 2008, Creative Homeowner experienced a precipitous decline in sales and profits, due in large part to the continued downtown in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores.  As a result, the Company recorded a non-cash, pre-tax impairment charge of $23.6 million in fiscal 2008.  In addition to other remedial measures, the Company decided to exit from Creative Homeowner’s book distribution business, allowing it to concentrate on its principal publishing operations.  This transition is expected to be completed in the first quarter of fiscal 2009.

Courier launched a Company-wide green initiative late last year.  As part of that initiative, Courier obtained chain of custody certification from the Forestry Stewardship Council.  In addition, Dover, REA and Creative Homeowner launched a new line of books under a new mark owned by Courier, Green Edition™.  In order to be eligible to bear the mark, books must not only be manufactured from recycled paper but also be manufactured in the United States.  As a result, books that carry this mark have a smaller environmental impact than most books.  The mark is being licensed to other publishers who have also expressed a desire to use it.

The U.S. publishing market is comprised of approximately 72,000 publishers.  Many of these publishers are very small, but a few are much larger than Dover, REA, or Creative Homeowner, or are part of organizations that are much larger.  In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and new web-based publishing businesses starting up, which compete in the specialty book publishing market, including publishing of electronic books.  Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.  REA offers high quality study guides, test preparation books and software products in almost every academic area including many specialized areas such as teacher certification, adult education, and professional licensing.  Creative Homeowner provides books on home improvement and landscaping that include high-quality photographs, illustrations and written content.

MATERIALS AND SUPPLIES

Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements.  Many of Courier’s book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production.  Dover, REA and Creative Homeowner purchase a significant portion of their books from Courier’s book manufacturing operations. Paper prices increased slightly in each of the last three years.

ENVIRONMENTAL REGULATIONS

The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose were made in 2008 or are anticipated in 2009.  In 2007, the Company adopted an “Environmental, Health and Safety Policy” which is available on the Company’s website at www.courier.com. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s financial condition or liquidity.

EMPLOYEES

The Company employed 1,825 persons at September 27, 2008 compared to 1,830 a year ago.  The Company’s relations with its employees are satisfactory.

OTHER

Courier’s overall business is not significantly seasonal in nature, although demand is normally highest in the Company’s fourth quarter.  Educational publishers in the book manufacturing segment and Dover’s business all contribute to this higher fourth quarter demand. There is no portion of Courier’s business subject to cancellation of government contracts or renegotiation of profits.

Courier holds no material patents, licenses, franchises or concessions that are important to its operations, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the Internet in connection with each of its business segments.  Substantially all of REA’s and Creative Homeowner’s publications and a majority of Dover’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.  Many of Dover’s publications include material that is in the public domain.

The Company makes available free of charge (as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission) copies of its Annual Report on Form 10-K, as well as all other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, via the Internet at www.courier.com or upon written request to Peter M. Folger, Senior Vice President and Chief Financial Officer, Courier Corporation, 15 Wellman Avenue, North Chelmsford, MA 01863.

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

The book industry is extremely competitive.  In the book manufacturing segment, consolidation over the past few years of both customers and competitors within the markets the Company competes has caused downward pricing pressures.  In addition, excess capacity and competition from printing companies in lower cost countries may increase competitive pricing pressures.  Furthermore, some of our competitors have greater sales, assets and financial resources than us, particularly those in foreign countries, who may derive significant advantages from local governmental regulation, including tax holidays and other subsidies.  All or any of these competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share.

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

•                  our customers’ willingness and success in shifting orders from the peak textbook season to the off-peak season to even out our press load over the year;

•                  fluctuations in the currency market may make manufacturing in the United States more or less attractive and make equipment more or less expensive for us to purchase;

•                  issues that might arise from the integration of acquired businesses, including their inability to achieve expected results; and

•                  tightness in credit markets affecting the availability of capital for ourselves and/or our customers.

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

Availability of paper is important to both our book manufacturing and specialty publishing segments.  Although we generally have not experienced difficulty in obtaining adequate supplies of paper, unexpected changes in the paper markets could result in a shortage of supply.  If this were to occur in the future, it could cause disruption to the business or increase paper costs, adversely impacting either or both net sales or profits.

Fluctuations in the costs and availability of other raw materials could adversely affect operating costs or customer demand and thereby negatively impact our operating results, financial condition or cash flows.

In addition, fluctuations in the markets for paper and raw materials may adversely affect the market for our waste byproducts, including recycled paper, used plates and used film, and therefore adversely affect our income from such sales.

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

Because the markets in which we operate are highly competitive, we must continue to improve our operating efficiency in order to maintain or improve our profitability.  Although we have been able to expand our capacity, improve our productivity and reduce costs in the past, there is no assurance that we will be able to do so in the future.  In addition, reducing operating costs in the future may require significant initial costs to reduce headcount, close or consolidate operations, or upgrade equipment and technology.

Inadequate intellectual property protection for our publications could negatively impact our financial results.

Certain of our publications are protected by copyright, primarily held in the Company’s name.  Such copyrights protect our exclusive right to publish the work in the United States and in many other countries for specified periods.  Our ability to continue to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement.  Our operating results may be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.  In addition, some of our publications are of works in the public domain, for which there is nearly no intellectual property protection.  Our operating results may be adversely affected by the increased availability of such works elsewhere, including on the Internet, either for free or for a much cheaper price.

We have a high degree of customer concentration.

We derived approximately 50% of our 2008 revenues from three major customers, and in 2007 and 2006 we derived approximately 35% and 40%, respectively, of our revenues from two major customers.  A significant reduction in order volumes or price levels from any of these customers could have a material adverse effect on the Company.

Declines in general economic conditions may adversely impact our business.

Economic conditions have the potential to impact our financial results significantly.  Within the book manufacturing and specialty publishing segments, we may be adversely affected by the current worldwide economic downturn, including as a result of changes in government, business and consumer spending.  Examples of how our financial results may be impacted include:

•                  Fluctuations in federal or state government spending on education, including a reduction in tax revenues due to the current economic environment, could lead to a corresponding decrease or increase in the demand for educational materials, which are produced in our book manufacturing segment and comprise a portion of our publishing products.

•                  Consumer demand for books can be impacted by reductions in disposable income when costs such as electricity and gasoline reduce discretionary spending.

•                  Tightness in credit markets may result in customers delaying orders to reduce inventory levels and may impact their ability to pay their debts as they become due.

•                  Changes in the housing market may impact the sale of Creative Homeowner’s products.

•                  Fundraising by religious customers.

•                  A slowdown in book purchases may result in retailers returning an unusually large number of books to publishers who, in turn reduce their reorders.

The substitution of electronic delivery for printed materials may adversely affect our business.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offers alternatives to traditional delivery of printed documents.  Consumer acceptance of electronic delivery of books is uncertain, as is the extent to which consumers are willing to replace print materials with online hosted media content.  To the extent that our customers accept these electronic alternatives, demand for our printed products may be adversely affected.

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

Our facilities are subject to stringent environmental laws and regulations, which may subject us to liability or increase our costs.

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

In recent years, we have completed three acquisitions, including Moore Langen and Creative Homeowner in fiscal year 2006 and REA in fiscal 2004, and may continue to make acquisitions in the future.  We believe that these acquisitions provide strategic growth opportunities for us.  Achieving the anticipated benefits of these acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner.  The challenges involved in successfully integrating acquisitions include:

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

If we experience problems hiring and retaining skilled employees, our business may be negatively affected.  The timely manufacture and delivery of our products requires an adequate supply of skilled employees, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions.  Accordingly, our ability to increase sales, productivity and net earnings could be impacted by our ability to employ the skilled employees necessary to meet our requirements.  Although our book manufacturing locations are geographically dispersed, individual locations may encounter strong competition with other manufacturers for skilled employees.  There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities.  In addition, unions represent certain groups of employees at two of our locations, and periodically, contracts with those unions come up for renewal.  The outcome of those negotiations could have an adverse affect on our operations at those locations.  Also, changes in federal and/or state laws may facilitate the organization of unions at locations that do not currently have unions, which could have an adverse affect on our operations.

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

We are subject to various laws and regulations where we operate our business.

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Consumer Product Safety Act, the rules and regulations of the Consumer Products Safety Commission as well as laws and regulations relating to personal information.  We may be required to make significant expenditures to comply with such governmental laws and regulations and any amendments thereto. Complying with existing or future laws or regulations may materially limit our business and increase our costs.  Failure to comply with such laws may expose us to potential liability and have a material adverse effect on our results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

REAL PROPERTIES

The following schedule lists the facilities owned or leased by Courier at September 27, 2008. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

	Owned/	Square
Principal Activity and Location (Year Constructed)	Leased	Feet
Corporate headquarters and executive offices
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA (1922, 1959, 1963, 1966, 1967, 1980, 1990)	Owned	303,000
Kendallville plant, Kendallville, IN (1978, 2004, 2006, 2007)	Owned	273,000
Kendallville warehouses, IN (1988)	Leased	164,000	(2)
National plant, Philadelphia, PA (1974, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000
Book-mart plant, North Bergen, NJ (1917, 1935, 1997)	Leased	75,000
Moore Langen plant, Terre Haute, IN (1969, 1987)	Owned	43,000
Dover offices and warehouses
Mineola, New York (1948-1983)	Leased	106,000
Westford, MA (1922, 1963, 1966)	Owned	90,000
REA offices and warehouse
Piscataway, New Jersey (1987)	Leased	39,000
Creative Homeowner offices and warehouse
Upper Saddle River, New Jersey (1987)	Leased	42,000

(1)                              Also houses warehousing and fulfillment operations supporting the book manufacturing segment and sales and marketing offices for both the book manufacturing and specialty publishing segments.

(2)                              The Company is constructing a 150,000 square foot warehouse to replace the leased warehouses.

EQUIPMENT

The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases certain computers, image setters and other electronic prepress equipment, which are subject to more rapid obsolescence.  Capital expenditures amounted to approximately $12.9 million in 2008, $26.4 million in 2007, and $29.4 million in 2006. Capital expenditures in 2008 included completion of the expansion of printing and binding capacity in the religious book manufacturing operation in Philadelphia and approximately half the costs of construction, starting in the fourth quarter of fiscal 2008, of a 150,000 square foot warehouse to replace existing leased warehouse space and to better support the significant expansion of the nearby manufacturing plant in Kendallville, Indiana.  Fiscal 2009 capital expenditures are expected to be approximately $14 to $16 million, including approximately $4 million to complete the Kendallville warehouse. Courier considers its equipment to be in good operating condition and adequate for its present needs.

ENCUMBRANCES AND RENTAL OBLIGATIONS

For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements on page F-13 of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note E of Notes to Consolidated Financial Statements, which appears on page F-14 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company is subject to various legal proceedings and claims.  The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 27, 2008.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are traded on the Nasdaq Global Select Market under the symbol “CRRC.”  At November 17, 2008, there were 1,051 stockholders of record of the Company’s common stock.  Quarterly prices of the Company’s common stock and dividends paid per share during the years ended September 27, 2008 and September 29, 2007 are contained in the table below:

			Common Stock Prices
	Dividends Paid		2008		2007
	2008	2007	High	Low	High	Low
First quarter	$0.20	$0.18	$38.91	$31.37	$40.71	$36.22
Second quarter	0.20	0.18	33.01	23.94	40.84	37.50
Third quarter	0.20	0.18	26.19	20.28	42.02	38.20
Fourth quarter	0.20	0.18	22.54	15.84	40.07	34.17

On November 6, 2008, the Company announced that the Board of Directors declared a dividend of $0.21 per common share, a 5% increase over the dividend declared in the previous quarter.

On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions. On May 8, 2008, the Board of Directors of the Company expanded the Company’s share repurchase plan and authorized the repurchase of up to an additional $5 million of the Company’s outstanding common stock. On August 6, 2008, the Company’s Board of Directors further expanded the share repurchase program by authorizing the repurchase of up to an additional $5 million of the Company’s common stock, bringing the total amount authorized under the plan to $20 million. Since the inception of the share repurchase program through September 27, 2008, the Company has repurchased approximately 856,000 shares of common stock for approximately $19.6 million.  The Company currently has no plan to repurchase additional shares in fiscal 2009.  The following table summarizes the purchases under this program during the fourth quarter of the Company’s fiscal year 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Fiscal Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
June 29, 2008 - July 26, 2008	—	—	—	$2,945,000
July 27, 2008 - August 23, 2008	289,735	$18.169	289,735	$2,664,000	(1)
August 24, 2008 - September 27, 2008	109,088	$20.621	109,088	$408,000
Total	398,823	$18.839	398,823

(1) Includes additional $5 million approved by the Company’s Board of Directors on August 6, 2008.

PEER PERFORMANCE TABLE

The graph below compares the Company’s cumulative total stockholder return on its Common Stock with the cumulative total return on the Standard & Poor’s 500 stock index (the “S&P 500 Index”) and a peer group of companies selected by the Corporation for purposes of the comparison and described more fully below (the “Peer Group”).  This graph assumes the investment of $100 on October 1, 2003 in each of Courier Common Stock, the S&P 500 Index, and the Peer Group Common Stock, and reinvestment of quarterly dividends at the monthly closing stock prices.  The returns of each company have been weighted annually for their respective stock market capitalizations in computing the S&P 500 and Peer Group indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Courier Corporation, S&P 500 Index, Peer Group

The Peer Group includes the following seven companies:  Borders Group, Inc., Bowne & Company, Inc., Consolidated Graphics, Ennis Business Forms, Inc., Scholastic Corporation, The Standard Register Company, and John Wiley & Sons, Inc.

Item 6.  Selected Financial Data.

The information required by this Item is contained in the section captioned “Five-Year Financial Summary” appearing on page F-25 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is contained in the section captioned “Management’s Discussion and Analysis” on pages F-26 through F-38 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A of Notes to Consolidated Financial Statements, which appear on pages F-7 through F-11 of this Annual Report on Form 10-K.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate, with further information contained in Note D on page F-13 of this Annual Report on Form 10-K.  The Company believes it is remote that this could have a material impact on results of operations.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is contained on pages F-1 through F-24 of this Annual Report on Form 10-K.

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

(b)                              Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Audit Committee of the Board of Directors (“Audit Committee”), which consists solely of independent directors, oversees the Company’s process of reporting financial information and the audit of its consolidated financial statements.  The Audit Committee stays informed of the financial condition of the Company and regularly reviews management’s financial policies and procedures, the independence of the independent auditors, the Company’s internal control and the objectivity of its financial reporting. The independent registered public accounting firm has free access to the Audit Committee and to meet with the Audit Committee periodically, both with and without management present.

The Company retained Deloitte & Touche LLP, an independent registered public accounting firm, to audit its consolidated financial statements found in this Annual Report on Form 10-K for the year ended September 27, 2008.  The Company has made available to Deloitte & Touche LLP all of its financial records and related data in connection with their audit of the consolidated financial statements.

The Company has filed with the Securities and Exchange Commission the required certifications related to its consolidated financial statements as of and for the year ended September 27, 2008.  These certifications are exhibits to this Annual Report on Form 10-K for the year ended September 27, 2008.

(d)                                 Management’s Report on Internal Control Over Financial Reporting.

Management has responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2008.

In making its assessment of the Company’s internal control over financial reporting, the Company’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of September 27, 2008.   Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an audit report on the effectiveness of internal control over financial reporting as of September 27, 2008, which appears within this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited the internal control over financial reporting of Courier Corporation and subsidiaries (the “Company”) as of September 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 27, 2008 of the Company and our report dated November 26, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 26, 2008

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

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	56	Chairman, President and Chief Executive Officer

Robert P. Story, Jr.	57	Director, Executive Vice President, and Chief Operating Officer

Peter M. Folger	55	Senior Vice President and Chief Financial Officer

Rajeev Balakrishna	38	Vice President, General Counsel, Secretary and Clerk

Eric J. Zimmerman	43	Vice President, Publishing

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

Mr. Balakrishna became Vice President and General Counsel in February 2007 and became Secretary and Clerk in January 2008.  Prior to that, since 1996, he was an attorney at the law firms of Proskauer Rose LLP and Goodwin Procter LLP and in house Counsel at John Hancock Financial Services, Inc.

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

All other information called for by Item 10 is contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 14, 2009.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 is contained in the definitive Proxy Statement, under the caption “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 14, 2009.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of September 27, 2008 regarding shares of common stock of the Company that may be issued under its existing compensation plans, including the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”), the Courier Corporation 1999 Employee Stock Purchase Plan, the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”), and the Courier Corporation 1989 Deferred Income Stock Option Plan for Non-Employee Directors, which was replaced by the 2005 Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	593,086	$27.45	368,162

Equity compensation plans not approved by security holders	—	—	—

Total	593,086	$27.45	368,162

(1)            Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.

(2)            52,336 shares of these 368,162 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(3)            Includes up to 255,216 securities that may be issued in the form of restricted stock.

All other information called for by Item 12 is contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 14, 2009.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Information called for by Item 13 is contained in the definitive Proxy Statement, under the captions “Director Independence” and “Related Party Transactions,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 14, 2009.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by Item 14 is contained in the definitive Proxy Statement, under the caption “Item 2: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 14, 2009.  Such information is incorporated herein by reference.

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

3B-1	By-Laws of Courier Corporation, amended and restated as of March 24, 2005 (filed as Exhibit 3 to the Company’s Current Report on Form 8-K, dated March 24, 2005, and incorporated herein by reference).

3B-2

Amendment No. 1 to Amended and Restated Bylaws dated as of August 6, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 7, 2008, and incorporated herein by reference).

10.1+*	Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan for Rajeev Balakrishna dated March 14, 2007.

10.2+*	Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan for Rajeev Balakrishna dated March 14, 2007.

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

10D-3+

Amendment, effective September 18, 2007, to the Courier Executive Compensation Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, and incorporated herein by reference).

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

10I

Second Amended and Restated Revolving Credit Agreement, dated May 23, 2008, between Courier Corporation, RBS Citizens, KeyBank, Wells Fargo Bank, and J P Morgan Chase Bank providing for a $100 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on May 29, 2008, and incorporated herein by reference).

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

10M-3+

Amendment to Courier Corporation Deferred Compensation Program, effective January 1, 2008 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2007, and incorporated herein by reference).

10N

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

10O+

Amendment, effective March 1, 2005, to the Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, and incorporated herein by reference).

10P

Stock Purchase Agreement, dated April 27, 2006, by and among Courier Corporation, Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), and the stockholders of Creative Homeowner (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 3, 2006, and incorporated herein by reference).

10Q

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 26, 2008.

COURIER CORPORATION

By:	/s/James F. Conway III
James F. Conway III
Chairman, President and Chief Executive Officer

By:	/s/Peter M. Folger
Peter M. Folger
Senior Vice President and Chief Financial Officer

By:	/s/Kathleen M. Leon
Kathleen M. Leon
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on November 26, 2008.

/s/James F. Conway III	/s/Ronald L. Skates
James F. Conway III	Ronald L. Skates
Chairman, President and	Director
Chief Executive Officer

/s/Kathleen Foley Curley	/s/Robert P. Story, Jr.
Kathleen Foley Curley	Robert P. Story, Jr.
Director	Director

/s/Edward J. Hoff	/s/W. Nicholas Thorndike
Edward J. Hoff	W. Nicholas Thorndike
Director	Director

/s/Arnold S. Lerner	/s/Susan L. Wagner
Arnold S. Lerner	Susan L. Wagner
Director	Director

/s/Peter K. Markell
Peter K. Markell
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the “Company”) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries as of September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As disclosed in Note G to the consolidated financial statements, the Company adopted on September 29, 2007 Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 26, 2008

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	For the Years Ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Net sales (Note A)	$280,324	$294,592	$269,051
Cost of sales	202,445	198,229	180,535

Gross profit	77,879	96,363	88,516

Selling and administrative expenses	53,034	53,926	50,144
Impairment charge (Note A)	23,643	—	—
Interest expense, net (Note A)	1,133	1,571	182

Pretax income	69	40,866	38,190

Provision for income taxes (Note C)	439	15,121	9,810

Net income (loss)	$(370)	$25,745	$28,380

Net income (loss) per share (Notes A and J):

Basic	$(0.03)	$2.06	$2.30

Diluted	$(0.03)	$2.03	$2.25

Cash dividends declared per share	$0.80	$0.72	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

Fiscal year 2006 was a 53-week period.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 27,	September 29,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$178	$1,549
Investments (Note A)	820	—
Accounts receivable, less allowance for uncollectible accounts of $1,611 in 2008 and $1,531 in 2007 (Note A)	45,626	47,673
Inventories (Note B)	37,166	38,183
Deferred income taxes (Note C)	4,680	3,469
Other current assets	1,528	1,550

Total current assets	89,998	92,424

Property, plant and equipment (Note A):
Land	1,934	1,296
Buildings and improvements	35,541	35,110
Machinery and equipment	205,537	190,127
Furniture and fixtures	2,341	1,837
Construction in progress	3,945	10,487

	249,298	238,857

Less-Accumulated depreciation and amortization	(153,606)	(141,079)

Property, plant and equipment, net	95,692	97,778

Goodwill, net (Notes A, H and I)	39,912	55,199
Other intangibles, net (Notes A and H)	3,920	12,904
Prepublication costs, net (Note A)	9,595	10,220
Other assets (Note G)	1,381	1,310

Total assets	$240,498	$269,835

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 27,	September 29,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$93	$91
Accounts payable (Note A)	16,966	20,111
Accrued payroll	6,587	7,409
Accrued taxes (Note C)	3,560	2,129
Other current liabilities (Note G)	5,970	6,652
Total current liabilities	33,176	36,392

Long-term debt (Notes A and D)	23,646	17,375
Deferred income taxes (Note C)	4,687	9,446
Other liabilities (Notes C and G)	2,765	3,619

Total liabilities	64,274	66,832

Commitments and contingencies (Note E)

Stockholders’ equity (Notes A, C, F and G):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,878,000 shares in 2008 and 12,612,000 in 2007	11,878	12,612
Additional paid-in capital	14,788	12,977
Retained earnings	149,920	177,919
Accumulated other comprehensive loss	(362)	(505)

Total stockholders’ equity	176,224	203,003

Total liabilities and stockholders’ equity	$240,498	$269,835

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Operating Activities:
Net income (loss)	$(370)	$25,745	$28,380
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	21,373	18,856	14,804
Impairment charge (Note A)	23,643	—	—
Stock-based compensation (Notes A and F)	1,313	1,460	1,431
Deferred income taxes (Note C)	(5,970)	1,098	1,093
Changes in assets and liabilities:
Accounts receivable	2,047	(1,671)	(2,845)
Inventory	1,017	(8,618)	(895)
Accounts payable	(3,145)	4,333	219
Accrued taxes	1,431	(1,233)	(2,408)
Other elements of working capital	(1,482)	(2,966)	(204)
Other long-term, net	(1,118)	451	(351)

Cash provided from operating activities	38,739	37,455	39,224

Investment Activities:
Capital expenditures	(12,865)	(26,378)	(29,429)
Business acquisitions (Note H)	—	—	(51,164)
Prepublication costs (Note A)	(5,000)	(5,417)	(4,253)
Short-term investments	(820)	—	—

Cash used for investment activities	(18,685)	(31,795)	(84,846)

Financing Activities:
Long-term debt borrowings	6,273	156	16,800
Cash dividends	(9,881)	(9,007)	(5,927)
Proceeds from stock plans	1,749	2,608	1,691
Share repurchases (Note K)	(19,592)	—	—
Excess tax benefits from stock-based compensation	26	649	503

Cash provided from (used for) financing activities	(21,425)	(5,594)	13,067

Increase (decrease) in cash and cash equivalents	(1,371)	66	(32,555)

Cash and cash equivalents at the beginning of the period	1,549	1,483	34,038

Cash and cash equivalents at the end of the period	$178	$1,549	$1,483

Supplemental cash flow information:
Interest paid	$1,246	$1,604	$564
Income taxes paid (net of refunds)	$4,926	$14,447	$10,725

Supplemental disclosure of noncash investing and financing activities:
Property and equipment costs included in accounts payable and accrued expenses	$3,246	$5,301	$3,204

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
	Total				Other
	Stockholders’	Common	Additional	Retained	Comprehensive
	Equity	Stock	Paid-In Capital	Earnings	Loss

Balance, September 24, 2005	$156,460	$12,313	$5,311	$138,836	$—

Net income	28,380	—	—	28,380	—
Cash dividends	(5,927)	—	—	(5,927)	—
Stock-based compensation (Note F)	1,431	6	1,425	—	—
Other stock plan activity	1,982	126	1,856	—	—

Balance, September 30, 2006	182,326	12,445	8,592	161,289	—

Net income	25,745	—	—	25,745	—
Cash dividends	(9,007)	—	—	(9,007)	—
SFAS 158 transition adjustment (Note G)	(505)	—	—	—	(505)
Stock-based compensation (Note F)	1,460	5	1,455	—	—
Other stock plan activity	3,092	162	2,930	—	—
Cumulative effect of change in accounting principle (“FIN 48”) (Note C)	(108)	—	—	(108)	—

Balance, September 29, 2007	203,003	12,612	12,977	177,919	(505)

Net loss	(370)	—	—	(370)	—
Cash dividends	(9,881)	—	—	(9,881)	—
Change in pension obligation, net of tax (Note G)	143	—	—	—	143
Stock-based compensation (Note F)	1,313	6	1,307	—	—
Share repurchases (Note K)	(19,592)	(856)	(988)	(17,748)	—
Other stock plan activity	1,608	116	1,492	—	—

Balance, September 27, 2008	$176,224	$11,878	$14,788	$149,920	$(362)

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

Principles of Consolidation and Presentation: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all intercompany transactions.  Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  Fiscal years 2008 and 2007 were 52-week periods compared with fiscal year 2006, which was a 53-week period.

Financial Instruments: Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, accounts payable and debt obligations.  The Company classifies as cash and cash equivalents amounts on deposit in banks and classifies as investments cash invested temporarily in various instruments with maturities of three months or less at time of purchase.  Such short-term investments are held for trading purposes.  At September 27, 2008 and September 29, 2007, the fair market value of the Company’s financial instruments approximated their carrying values.  A loss of $19,000 was incurred on these instruments in fiscal 2008 and earnings from these instruments were $144,000 and $521,000 in 2007 and 2006, respectively.  Such amounts are included in the caption “Interest expense, net” in the accompanying Consolidated Statements of Operations.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions.  Interest capitalized was $123,000 in 2008 and $169,000 in 2007; no such interest was capitalized in 2006.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings.

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

Goodwill and Other Intangibles: The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, or one level below the operating segment.  In the third quarter of fiscal 2008, the Company performed an interim test of goodwill and other intangible assets for Creative Homeowner, one of the companies in its specialty publishing segment. These additional tests were performed as a result of a precipitous decline in sales and profits at Creative Homeowner in the third quarter, due in large part to the continued downturn in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores.

The goodwill impairment test is a two-step test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, then goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds its fair value, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of its goodwill.  The Company used a valuation methodology to estimate the fair value of Creative Homeowner based primarily on the discounted cash flow approach.  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period.  After performing the step-one test, the Company determined that the fair value of Creative Homeowner at the end of the third quarter was below its carrying value and as such the second step was required.  The second step of the impairment test included valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s implied goodwill.  The implied goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  Based on the step-two valuations, the Company recorded a pre-tax impairment charge of $15.3 million in 2008 relating to Creative Homeowner’s goodwill.

Trade names with indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment at the end of the fiscal year or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  As a result of the impairment analysis performed in fiscal 2008 for Creative Homeowner, the Company determined that the carrying value of Creative Homeowner’s trade name exceeded its estimated fair value.  Accordingly, the Company recorded a pre-tax impairment charge of $0.8 million relating to Creative Homeowner’s trade name.

“Other intangibles” also includes customer lists related to Creative Homeowner and Moore Langen.  As a result of the impairment analysis performed for Creative Homeowner, the Company determined that the carrying value of Creative Homeowner’s customer list exceeded its estimated fair value.  Accordingly, the Company recorded a pre-tax impairment charge of $7.5 million in 2008 for Creative Homeowner’s customer list.

For fiscal 2008, the total impairment charge recorded for Creative Homeowner’s goodwill, trade name, and customer list intangible assets was $23.6 million.  The Company had recorded an estimated pre-tax impairment charge of $23.8 million in the third quarter and, based upon the completion of its fair value determination of the tangible and intangible assets and liabilities of Creative Homeowner, decreased the amount of the impairment charge by $0.2 million in the fourth quarter of fiscal 2008.

Amortization related to customer lists for Moore Langen and Creative Homeowner was $629,000 for fiscal 2008 compared with $787,000 and $343,000 in fiscal years 2007 and 2006, respectively.  Customer lists for Moore Langen and Creative Homeowner are being amortized over 10-year and 15-year periods, respectively.  Annual amortization expense for the next five years will be approximately $200,000 prospectively.

The following table reflects the components of “Goodwill” at September 27, 2008:

	(000’s omitted)
	Book Manufacturing	Specialty Publishing	Total
Balance at September 29, 2007	$14,771	$40,428	$55,199
Impairment charge	—	(15,287)	(15,287)
Balance at September 27, 2008	$14,771	$25,141	$39,912

The above amounts for goodwill at September 27, 2008 are net of accumulated amortization of  $2.1 million and $0.9 million for the book manufacturing and specialty publishing segments, respectively.

The following table reflects the components of “Other Intangibles” at September 27, 2008:

	(000’s omitted)
	Book Manufacturing		Specialty Publishing
	Trade Name	Customer Lists	Trade Name	Customer Lists	Total
Balance at September 29, 2007	$931	$193	$1,370	$10,410	$12,904
Impairment charge			(820)	(7,535)	(8,355)
Amortization expense		(23)		(606)	(629)

Balance at September 27, 2008	$931	$170	$550	$2,269	$3,920

The above amounts for other intangibles at September 27, 2008 are net of accumulated amortization of  $0.1 million and $1.7 million for the book manufacturing and specialty publishing segments, respectively.

Long-Lived Assets: Management periodically reviews long-lived assets for impairment and has not recorded an impairment of any asset of the Company, other than the assets of Creative Homeowner discussed above in the caption “Goodwill and Other Intangibles.”

Prepublication Costs: Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years. In fiscal 2008, such amortization includes approximately $0.5 million to write down the investment in underperforming titles at Creative Homeowner.

Income Taxes: Deferred income tax liabilities and assets are determined based upon the differences between the financial statement and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which these differences are expected to reverse.

Revenue Recognition: Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership for those customers for whom the Company provides manufacturing and distribution services.  Revenue for distribution services is recognized as services are provided.  Shipping and handling fees billed to customers are classified as revenue.  In the specialty publishing segment, revenue is recognized net of an allowance for sales returns.  The process which the Company uses to determine its net sales, including the related reserve allowance for returns, is based upon applying an estimated return rate to current year sales.  This estimated return rate is based on actual historical return experience.

Use of Estimates: The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts at the date of the financial statements.  Actual results may differ from these estimates.

Net Income per Share: Basic net income per share is based on the weighted average number of common shares outstanding each period.  Diluted net income per share also includes potentially dilutive items such as stock options (Note J).  Shares used to calculate basic and diluted amounts per share for fiscal year 2008 are the same due to the Company incurring a loss in that period.

New Accounting Pronouncements: In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as the treatment of acquisition-related costs.  SFAS No. 141R will be effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and will also be effective at the beginning of the Company’s fiscal year 2010.

In April 2008, the FASB issued FSP 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 will be effective at the beginning of the Company’s fiscal year 2010.

The Company does not believe the adoption of SFAS No. 141R, SFAS No. 161 or FSP 142-3 will have a material effect on its consolidated financial position, results of operations, or cash flows.

B. Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 44% and 45% of the Company’s inventories at September 27, 2008 and September 29, 2007, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.

Inventories consisted of the following at September 27, 2008 and September 29, 2007:

	(000’s omitted)
	2008	2007

Raw materials	$5,263	$5,295
Work in process	8,091	8,274
Finished goods	23,812	24,614
Total	$37,166	$38,183

On a FIFO basis, reported year-end inventories would have been higher by $5.9 million in fiscal 2008 and $5.3 million in fiscal 2007.

C.  Income Taxes

At the beginning of fiscal 2008, the Company adopted the provisions of FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit, quantified as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The cumulative effect of adopting FIN 48 at the beginning of fiscal 2008 was $108,000 and was recorded as a reduction in retained earnings with a corresponding liability included under the caption “Other Liabilities” in the accompanying consolidated balance sheet as of September 29, 2007. During fiscal 2008, certain federal and state statutes of limitations expired. As such, the unrecognized tax benefits and accrued interest were reduced to approximately $65,000 and the impact, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months.

The Company files federal and state income tax returns in various jurisdictions of the United States. With few exceptions, the Company is no longer subject to income tax examinations for years prior to fiscal 2005.  Substantially all U.S. federal tax years prior to fiscal 2005 have been audited by the Internal Revenue Service and closed.

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s omitted)
	2008	2007	2006

Federal taxes at statutory rate	$24	$14,303	$13,367
State taxes, net of federal tax benefit	800	1,312	1,168
Federal manufacturer’s deduction	(374)	(349)	(335)
Tax benefit of export related income	—	(165)	(674)
Reversal of tax reserves	—	—	(3,800)
Other	(11)	20	84
Total	$439	$15,121	$9,810

The tax benefit in fiscal 2008 related to the impairment charge for Creative Homeowner was recognized at 35% (see Note A).  No state tax benefit was recognized as the Company fully provided a valuation allowance on the related deferred state tax asset.  During the fourth quarter of fiscal 2006, the Company reversed an income tax reserve for $3.8 million pursuant to receipt of a state tax audit report and the expiration of certain statutory limitations.

The provision for income taxes consisted of the following:

	(000’s omitted)
	2008	2007	2006
Current:
Federal	$5,121	$12,410	$10,930
State	1,288	1,613	1,587
Reversal of tax reserves	—	—	(3,800)
	6,409	14,023	8,717
Deferred:
Federal	(6,109)	652	906
State	139	446	187
	(5,970)	1,098	1,093
Total	$439	$15,121	$9,810

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 27, 2008 and September 29, 2007:

	(000’s omitted)
	2008	2007
Deferred tax assets:
Vacation accrual not currently deductible	$809	$824
Other accruals not currently deductible	634	356
Non-deductible reserves	3,012	2,076
Other	225	213
Classified as current	4,680	3,469
Deferred compensation arrangements	2,213	2,208
Tax benefits of stock option activity	(55)	674
Goodwill and other intangibles impairment charge	9,658	—
State NOL carryforwards	819	172
Pension obligation (Note G)	222	310
Other	351	591
Total deferred tax assets	17,888	7,424
Valuation allowance	(2,202)	(172)
Total deferred tax assets, net	$15,686	$7,252

Deferred tax liabilities:
Accelerated depreciation	9,495	8,389
Goodwill and other intangibles amortization	6,198	4,840
Total deferred tax liabilities	$15,693	$13,229

The Company fully provided valuation allowances for state net operating loss carryforwards.  The Company has also provided a valuation allowance of approximately $1.4 million for a deferred state tax asset related to Creative Homeowner’s impairment charge, as management believes that its realization is uncertain.

Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.

D.  Long-Term Debt

At September 27, 2008 and September 29, 2007, the Company had $23.5 million and $17.1 million, respectively, in borrowings under its long-term revolving credit facility.  Other long-term debt at September 27, 2008 and September 29, 2007 consisted of an obligation under an industrial development bond arrangement totaling $247,000 and $337,000, respectively, including current maturities of $93,000 and $91,000, respectively.  This industrial bond arrangement bears interest at 3%.  At September 27, 2008, scheduled aggregate principal payments of these obligations were $93,000 in 2009, $96,000 in 2010, $58,000 in 2011 and $23,492,000 in 2013.  The industrial bond arrangement provides for a lien on the assets acquired with the proceeds.

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  The Company’s interest rate at September 27, 2008 was 3.7%. In May 2008, the revolving credit agreement was amended and restated, including reducing the bank group from five to four banks and extending the maturity date by two years to March 2013.  The revolving credit facility is available to the Company for both its long-term and short-term financing needs.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service. The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  These fees are included in the caption “Interest expense, net” in the accompanying Consolidated Statements of Operations.

E.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $3,343,000 in 2008, $3,436,000 in 2007, and $3,108,000 in 2006.  As of September 27, 2008, minimum annual rental commitments under the Company’s long-term operating leases were approximately $2,100,000 in 2009, $1,939,000 in 2010, $1,053,000 in 2011, $811,000 in 2012, $541,000 in 2013 and $663,000 in the aggregate thereafter.  At September 27, 2008 and September 29, 2007, the Company had letters of credit outstanding of $1,650,000 and $1,525,000, respectively.

In the ordinary course of business, the Company is subject to various legal proceedings and claims.  The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

F.  Stock Arrangements

The Company records stock-based compensation expense for the cost of stock options, stock grants, and shares issued under the Company’s Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements, and the related tax benefit, were as follows:

	(000’s omitted)
	2008	2007	2006

Stock-based compensation expense	$1,313	$1,460	$1,431
Related tax benefit	(405)	(454)	(352)
Stock-based compensation, net of tax	$908	$1,006	$1,079

Unrecognized stock-based compensation cost at September 27, 2008 was $2.2 million to be recognized over a weighted-average period of 2.3 years.

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

The following is a summary of all option activity for this plan:

		Weighted Average		Aggregate
	Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
				(in 000’s)
Outstanding at Sept. 24, 2005	426,037	$18.66
Issued	40,780	37.09
Exercised	(64,926)	11.53
Outstanding at Sept. 30, 2006	401,891	$21.69
Issued	66,154	36.70
Exercised	(80,377)	15.47
Cancelled	(157)	35.51
Outstanding at Sept. 29, 2007	387,511	$25.53
Issued	106,465	21.17
Exercised	(46,674)	11.07		$586
Cancelled	(6,048)	36.57
Expired	(11,788)	25.86
Outstanding at Sept. 27, 2008	429,466	$25.86	3.1	$287

Exercisable at Sept. 27, 2008	268,607	$25.50	2.3	$287
Available for future grants	255,216

There were 42,752 non-vested stock grants outstanding at the beginning of fiscal 2008 with a weighted-average fair value of $37.42 per share.  During 2008, 21,005 stock grants were awarded with a weighted-average fair value of $21.44 per share.  There were 10,705 stock grants that vested in 2008 with a weighted-average fair value of $36.99 per share.  Also, 1,893 non-vested stock grants, with a weighted-average fair value of $36.39, were forfeited during 2008. At September 27, 2008, there were 51,159 non-vested stock grants outstanding with a weighted-average fair value of $30.99.

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

The following is a summary of all option activity for these plans:

		Weighted Average		Aggregate
	Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
				(in 000’s)
Outstanding at Sept. 24, 2005	174,176	$19.64
Issued	43,752	36.34
Exercised	(32,801)	7.23
Outstanding at Sept. 30, 2006	185,127	$25.78
Issued	38,064	39.18
Exercised	(56,094)	18.25
Outstanding at Sept. 29, 2007	167,097	$31.36
Issued	42,000	26.86
Exercised	(30,750)	21.26		$121
Canceled	(14,727)	36.69
Outstanding at Sept. 27, 2008	163,620	$31.63	2.5	$—

Exercisable at Sept. 27, 2008	163,620	$31.63	2.5	$—
Available for future grants	60,610

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash.  Such shares issued in 2008, 2007 and 2006 were 5,399 shares, 4,338 shares, and 5,504 shares at a fair market value of $26.86, $39.18 and $36.34, respectively.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During 2008, 2007, and 2006, 28,774 shares, 20,066 shares, and 18,433 shares, respectively, were issued under the plan at an average price of $20.44 per share, $31.46 per share, and $32.36 per share, respectively.  Since inception, 285,164 shares have been issued.  At September 27, 2008, an additional 52,336 shares were reserved for future issuances.

Stockholders’ Rights Plan: In March 1999, the Board of Directors adopted a ten-year stockholders’ rights plan.  Under the plan, the Company’s stockholders of record at March 19, 1999 received a right to purchase a unit (“Unit”) comprised of one one-thousandth of a share of preferred stock for each share of common stock held on that date at a price of $100, subject to adjustment.  Until such rights become exercisable, one such right will also attach to subsequently issued shares of common stock.  The rights become exercisable if a person or group acquires 15% or more of the Company’s common stock or after commencement of a tender or exchange offer which would result in a person or group beneficially owning 15% or more of the Company’s common stock.  When exercisable, under certain conditions, each right entitles the holder thereof to purchase Units or shares of common stock of the acquirer, in each case having a market value at that time of twice the right’s exercise price.  The Board of Directors will be entitled to redeem the rights at one cent per right, under certain circumstances.  The rights expire in 2009.

Stock-Based Compensation: The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.

The following key assumptions were used to value options issued:

	2008	2007	2006
Risk-free interest rate	3.0%–3.1%	4.2%–4.7%	4.5%
Expected volatility	27%–31%	25%–27%	30%
Expected dividend yield	2.6%–3.8%	1.8%–2%	1.3%
Estimated life for grants under:
Stock Incentive Plans	5 years	5 years	5 years
Directors’ Option Plans	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	Stock Incentive Plan			Directors’ Option Plans
On grant date:	2008	2007	2006	2008	2007	2006
Exercise price equal to stock price	$4.52	$9.00	$11.19	$5.77	$10.40	$9.14

G.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan (“the Dover plan”) as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan (“PSSP”), which includes an Employee Stock Ownership Plan (“ESOP”).  Retirement costs included in the accompanying financial statements amounted to approximately $3,468,000 in 2008, $3,940,000 in 2007, and $3,870,000 in 2006. At September 27, 2008 and September 29, 2007, the Company had $1.5 million and $2.3 million, respectively, accrued for the PSSP, which is included in the accompanying consolidated balance sheet under the caption “Other current liabilities.”

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

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During the last three years, no such shares were allocated to eligible participants.  At September 27, 2008, the ESOP held 364,567 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. As of December 31, 2001, Dover employees became eligible to participate in the PSSP.  As such, plan benefits under the Dover defined benefit plan were frozen as of that date.

On September 29, 2007, the Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”  (“SFAS 158”).  The Dover pension obligation was measured as of September 29, 2007 and calculated using generally accepted actuarial methods.  Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees.  SFAS 158 requires the Company to recognize the funded status of its postretirement benefit plans in the consolidated statement of financial position at September 29, 2007, with a corresponding adjustment to “accumulated other comprehensive income.”  The funded status is the difference between the fair value of plan assets and benefit obligations.  The adjustment to “accumulated other comprehensive income” at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs.  Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at September 29, 2007 are presented in the following table.   The adoption of SFAS 158 had no effect on the Company’s income statement for the year ended September 29, 2007, or for any prior period presented, and it will not affect the Company’s operating results in future periods.

The amounts recognized in the balance sheet upon adoption of SFAS 158 were as follows:

	(000’s omitted)
	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As reported Sept. 29, 2007

Prepaid pension cost	$690	$(690)	—
Accrued pension liability	—	126	$126
Deferred tax asset	—	311	311
Accumulated other comprehensive loss	—	(505)	(505)

Accumulated other comprehensive income (loss) at September 29, 2007 includes actuarial losses, net of tax, of $505,000, related to the Dover plan, of which $23,000, net of tax, has been recognized in net periodic pension cost during the fiscal year ended September 27, 2008.  The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended September 26, 2009 is $17,000, net of tax. The following tables provide information regarding the Dover plan:

Other changes in plan assets and obligations	(000’s omitted)
recognized in other comprehensive income:	2008	2007
Accumulated other comprehensive loss at beginning of year	$(505)
Net gain incurred in year, net of tax	120
Amortization of actuarial net losses, net of tax	23
Accumulated other comprehensive loss at end of year	$(362)	$(505)

Change in projected benefit obligation:	2008	2007
Benefit obligation at beginning of year	$3,070	$3,138
Administrative cost	7	7
Interest cost	169	184
Actuarial loss (gain)	(274)	270
Benefits paid	(408)	(529)
Benefit obligation at end of year	$2,564	$3,070

Change in plan assets:	2008	2007
Fair value of plan assets at beginning of year	$2,944	$3,238
Actual return on plan assets	112	235
Employer contributions	27	—
Benefits paid	(408)	(529)
Fair value of plan assets at end of year	$2,675	$2,944

Funded status at end of year	$111	$(126)

Components of net periodic benefit cost:	2008	2007	2006
Administrative cost	$7	$7	$7
Interest cost	169	184	173
Expected return on plan assets	(192)	(207)	(235)
Amortization of unrecognized net loss	37	49	21
Net periodic benefit cost (income)	$21	$33	$(34)

Actuarial assumptions used to determine costs and benefit obligations:	2008	2007	2006
Discount rate	6.0%	5.8%	5.8%
Compensation increases	None	None	None
Expected return on plan assets	7.0%	7.0%	7.0%

The Company’s strategy is to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.

Prepaid pension cost of $111,000 at September 27, 2008 is included in the accompanying consolidated balance sheet under the caption “Other assets” while accrued pension cost of $126,000 at September 29, 2007 is included in “Other liabilities”.

H. Business Acquisitions

On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indianapolis-based printer specializing in manufacturing book covers, in a $15 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Moore Langen’s financial results were included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.  The allocation of the purchase price to assets acquired included, in the accompanying financial statements, approximately $5.5 million to goodwill, $0.9 million to trade name, and $0.2 million to customer lists, all of which are deductible for tax purposes.

On April 28, 2006, the Company acquired Creative Homeowner, a New Jersey-based publisher and distributor of books, home plans and related products for the home and garden retail book market.  The Company purchased 100% of the stock in a $37 million cash transaction.  The acquisition was accounted for as a purchase, and accordingly, Creative Homeowner’s financial results were included in the specialty publishing segment in the consolidated financial statements from the date of acquisition.  The allocation of the purchase price to assets acquired included approximately $16.4 million to goodwill, $11.5 million to customer lists, and $1.4 million to trade name, all of which are deductible for tax purposes.  The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Creative Homeowner as if the acquisition had occurred at the beginning of fiscal 2006, with pro forma adjustments to give effect to amortization of customer lists, interest expense on acquisition debt and certain other purchase accounting adjustments, together with related income tax effects.

Unaudited (Dollars in thousands, except per share amounts)	2006
Net sales	$284,014
Net income	28,273
Net income per diluted share	2.24

In fiscal 2008, Creative Homeowner incurred a pre-tax charge of $23.6 million related to impairment of goodwill, customer lists and trade names (see Note A).

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

The following table provides segment information as required under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The impairment charge of $23.6 million in fiscal 2008 (discussed more fully in Note A) is included in the results of the specialty publishing segment.  Dollar amounts in the table are presented in thousands.

	Total Company	Book Manufacturing	Specialty Publishing	Unallocated	Intersegment Elimination
Fiscal 2008
Net sales	$280,324	$229,792	$61,767	$—	$(11,235)
Earnings (loss) before income taxes	69	26,496	(25,205)	(1,313)	91
Total assets	240,498	157,891	73,244	9,363	—
Goodwill, net	39,912	14,771	25,141	—	—
Depreciation and amortization	21,373	13,666	6,945	762	—
Capital expenditures and prepublication costs	17,865	12,139	5,308	418	—
Interest (income)/expense	1,133	(323)	1,456	—	—

Fiscal 2007
Net sales	$294,592	$231,474	$72,890	$—	$(9,772)
Earnings before income taxes	40,866	36,415	5,586	(1,460)	325
Total assets	269,835	157,703	103,284	8,848	—
Goodwill, net	55,199	14,771	40,428	—	—
Depreciation and amortization	18,856	12,084	6,096	676	—
Capital expenditures and prepublication costs	31,795	25,088	5,863	844	—
Interest (income)/expense	1,571	(279)	1,850	—	—

Fiscal 2006
Net sales	$269,051	$220,115	$57,549	$—	$(8,613)
Earnings before income taxes	38,190	33,606	6,122	(1,431)	(107)
Total assets	247,188	138,053	100,441	8,694	—
Goodwill, net	55,406	14,772	40,634	—	—
Depreciation and amortization	14,804	9,885	4,307	612	—
Capital expenditures and prepublication costs	33,682	28,248	4,557	877	—
Interest (income)/expense	182	(733)	915	—	—

Export sales as a percentage of consolidated sales were approximately 18% in 2008, 16% in 2007 and 19% in 2006.  Approximately 90% of export sales were in the book manufacturing segment in fiscal years 2008, 2007, and 2006.  Sales to the Company’s largest customer amounted to approximately 22% of consolidated sales in 2008, 20% in 2007 and 23% in 2006. In addition, sales to another customer amounted to 17% of consolidated sales in 2008, and 16% in 2007 and 2006.  Sales to a third customer amounted to approximately 11% of consolidated sales in 2008, but were less than 10% in prior years.  These three customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales.  Customers are granted credit on an unsecured basis.  Receivables for the three largest customers, as a percentage of consolidated accounts receivable, were 41% at September 27, 2008 and for the two largest customers, were 21% at September 29, 2007.

J.  Net Income per Share

Following is a reconciliation of the shares used in the calculation of basic and diluted net income (loss) per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.  In fiscal 2008, approximately 72,000 potentially dilutive shares were excluded due to the Company incurring a loss in that period.

	(000’s omitted)
	2008	2007	2006
Average shares outstanding for basic	12,294	12,470	12,322
Effect of potentially dilutive shares	—	219	277
Average shares outstanding for dilutive	12,294	12,689	12,599

K. Share Repurchase Plan

On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions. On May 8, 2008, the Board of Directors of the Company expanded the Company’s Share Repurchase Plan and authorized the repurchase of up to an additional $5 million of the Company’s outstanding common stock.  On August 6, 2008, the Company’s Board of Directors further expanded the share repurchase program by authorizing the repurchase of up to an additional $5 million of the Company’s common stock, bringing the total amount authorized under the plan to $20 million. Since the inception of the share repurchase program through September 27, 2008, the Company has repurchased approximately 856,000 shares of common stock for approximately $19.6 million. The Company currently has no plan to repurchase additional shares in fiscal 2009.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions
except per share data)	2008	2007	2006*	2005	2004

Net sales	$280.3	$294.6	$269.1	$227.0	$211.2
Gross profit	77.9	96.4	88.5	75.2	68.6
Net income (loss)	(0.4)	25.7	28.4	20.9	19.2
Net income (loss) per diluted share	(0.03)	2.03	2.25	1.67	1.56
Dividends per share	0.80	0.72	0.48	0.33	0.23
Working capital	56.8	56.0	46.2	66.9	57.3
Current ratio	2.7	2.5	2.3	3.2	2.9
Capital expenditures	12.9	26.4	29.4	19.7	13.4
Depreciation and amortization	21.4	18.9	14.8	11.7	10.9
Total assets	240.5	269.8	247.2	197.0	175.2
Long-term debt	23.6	17.4	17.2	0.4	0.5
Long-term debt as a percentage of capitalization	11.8%	7.9%	8.6%	0.3%	0.4%
Stockholders’ equity	176.2	203.0	182.3	156.5	135.4
Return on stockholders’ equity	-0.2%	13.4%	16.8%	14.3%	15.3%
Stockholders’ equity per share	14.84	16.10	14.65	12.71	11.24
Shares outstanding (in 000’s)	11,878	12,612	12,445	12,313	12,047
Number of employees	1,825	1,830	1,724	1,479	1,465

Fiscal 2008 results include a non-cash impairment charge of $23.6 million (Note A). On an after-tax basis, the impairment charge was $15.4 million, or $1.25 per diluted share. Fiscal 2006 results include the reversal of a $3.8 million, or $.30 per diluted share, income tax reserve (Note C).

Prior year amounts were retroactively adjusted to reflect the adoption of SFAS 123R in fiscal 2006 (Note F).

Net income per diluted share is based on weighted average shares outstanding; stockholders’ equity per share is based on shares outstanding at year end. Shares outstanding and per share amounts were retroactively adjusted to reflect a three-for-two stock split distributed on May 27, 2005.

* Fiscal 2006 was a 53-week period.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

Statements contained herein include forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, changes in market growth rates, changes in raw material costs and availability, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets, restructuring and impairment charges required under generally accepted accounting principles, changes in operating expenses including medical and energy costs, changes in technology including migration from paper-based books to digital, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in environmental regulations, changes in tax regulations, changes in the Company’s effective income tax rate and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

OVERVIEW

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production, through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), acquired in April 2006.  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, as well as professionals.  Creative Homeowner publishes and distributes books on home design, decorating, landscaping and gardening, and sells home plans.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

				Percent Change
				2008 vs.	2007 vs.
	2008	2007	2006	2007	2006
Net sales	$280,324	$294,592	$269,051	-4.8%	9.5%
Gross profit	77,879	96,363	88,516	-19.2%	8.9%
As a percentage of sales	27.8%	32.7%	32.9%
Selling and administrative expenses	53,034	53,926	50,144	-1.7%	7.5%
Impairment charge	23,643	—	—
Interest expense, net	1,133	1,571	182
Pretax income	69	40,866	38,190		7.0%
Provision for income taxes	439	15,121	9,810
Net income (loss)	$(370)	$25,745	$28,380		-9.3%
Net income (loss) per diluted share	$(0.03)	$2.03	$2.25		-9.8%

Fiscal years 2008 and 2007 were 52-week periods compared with a 53-week period in fiscal year 2006. The pro rata effect of the extra week added approximately 2% to fiscal 2006 sales and earnings.

Revenues in fiscal 2008 were down 5% to $280 million compared to the prior year, reflecting the impact of industry consolidation and the sluggish national economy. Book manufacturing revenues of $230 million were down 1% from last year while revenues in the specialty publishing segment declined 15% to $62 million compared to fiscal 2007.  The Company incurred a non-cash, pre-tax impairment charge of $23.6 million ($15.4 million after tax or $1.25 per diluted share) related to poor financial performance at Creative Homeowner as discussed below.  As a result, the Company incurred a net loss for fiscal 2008 of $370,000 or $.03 per diluted share.

In fiscal 2007, revenues increased in both of the Company’s operating segments compared to fiscal 2006.  Book manufacturing revenues were up 5% in fiscal 2007 compared to the 53-week period in fiscal 2006, reflecting continued growth in education sales.  Sales in the specialty publishing segment for fiscal 2007 were up 27% compared to the prior year due largely to the inclusion of full-year results from Creative Homeowner, acquired in April 2006. Net income for fiscal 2007 was $25.7 million, or $2.03 per diluted share. Net income for fiscal 2006 was $28.4 million, which included a reduction in taxes of $3.8 million, or $.30 per diluted share, from the reversal of tax reserves.  Without the effect of this tax adjustment, net income in fiscal 2007 increased 5% over the prior year.

Impairment Charge

The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, or one level below an operating segment, on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In the third quarter of fiscal 2008, the Company performed an additional test of goodwill and other intangible assets for Creative Homeowner as a result of a precipitous decline in sales and profits at Creative Homeowner in the quarter, due in large part to the continued downturn in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores.  As a result of the impairment tests, the Company concluded that the carrying value of Creative Homeowner’s goodwill and other intangible assets exceeded their fair value. The total pre-tax impairment charge related to the goodwill, trade name, and customer list intangible assets of Creative Homeowner was $23.6 million, or $15.4 million on an after-tax basis.

The following table summarizes the impact of the impairment charge on net income and is presented in addition to, and not a substitute for or superior to, net income (loss) determined in accordance with generally accepted accounting principles.

	(Dollars in thousands, except per share amounts)
	September 27, 2008	September 29, 2007

Net income (loss) as reported	$(370)	$25,745
Impairment charge, after tax benefit	(15,368)	—
Net income before impairment charge	$14,998	$25,745
Net income per diluted share before impairment charge	$1.22	$2.03

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

				Percent Change
				2008 vs.	2007 vs.
	2008	2007	2006*	2007	2006

Net sales	$229,792	$231,474	$220,115	-0.7%	5.2%
Gross profit	55,042	65,356	63,156	-15.8%	3.5%
As a percentage of sales	24.0%	28.2%	28.7%
Selling and administrative expenses	28,869	29,220	30,283	-1.2%	-3.5%
Interest income	(323)	(279)	(733)	15.8%	-61.9%
Pretax income	$26,496	$36,415	$33,606	-27.2%	8.4%

*Fiscal year 2006 was a 53-week period.

Revenues

Within this segment, the Company focuses on three key publishing markets: education, religious and specialty trade.  Sales to the education market were $96.5 million, down 5% from fiscal 2007, reflecting unexpectedly slow sales earlier in the year following the consolidation of two large educational publishers as well as cautious ordering throughout the industry. Sales to the religious market increased 4% to $65.7 million, including a 7% increase with the Company’s largest customer. During 2008, the Company completed its multi-year technology upgrade and expansion program at its Philadelphia plant with the installation of a new press and binding equipment, providing both additional capacity to meet the volume needs of the Company’s largest religious customer and significant gains in efficiency.  These investments are an important part of a multi-year program designed to lower costs and support this customer’s need for expanded scripture distribution around the world.  In the specialty trade market, fiscal 2008 sales were $55.8 million, up 3% from the prior year, reflecting the acquisition of new customers as well as additional four-color business from Creative Homeowner following the expiration of its external manufacturing contract, which was in place when this business was acquired in 2006.

For fiscal 2007, sales to the education market were $101.4 million, up 17% over fiscal 2006 reflecting share gains with key customers and strong demand for four-color textbooks for elementary and high schools.  The Company’s newest four-color press was installed in December 2006, as well as new bindery equipment, which provided additional capacity to meet demand for educational books.  In the religious market, sales in fiscal 2007 were $63.1 million, down 6% from fiscal 2006, reflecting slower than expected growth during the phase-in of the multi-year expansion program for the Company’s largest religious customer.  The objective of this program is to enable our customer to increase its distribution of scriptures around the world by reducing our production costs through manufacturing efficiencies and the use of alternative materials, and sharing the resulting savings with our customer.  Sales to the specialty trade market were $54.4 million in fiscal 2007, up 12% compared to fiscal 2006, as a result of several large one-time orders early in the year, combined with growth from new customers and share gains from existing customers.

Cost of Sales /Gross Profit

Cost of sales in the book manufacturing segment increased 5% to $174.8 million in fiscal 2008 compared to the prior year, including increased depreciation expense of $1.0 million related to the capital investments in recent years to expand capacity, as well as increased benefit costs. Gross profit decreased 16% to $55.0 million and decreased as a percentage of sales to 24.0% from 28.2%, reflecting competitive pricing pressures and lower capacity utilization combined with the increases in depreciation expense and benefit costs.

In fiscal 2007, cost of sales increased 6% to $166.1 million compared to the prior year, reflecting sales growth and higher benefit costs.  Gross profit in this segment decreased slightly in fiscal 2007 to 28.2% from 28.7% in 2006 resulting from competitive pricing pressures, fluctuations in sales mix and increases in benefit costs.

Selling and Administrative Expenses

Selling and administrative expenses in the book manufacturing segment were $28.9 million in fiscal 2008, a decrease of 1% from 2007, reflecting cost savings initiatives completed during the year and a decrease in variable compensation. As a percentage of sales, selling and administrative expenses were 12.6% of sales in both fiscal 2008 and 2007.

Selling and administrative expenses in fiscal 2007 were $29.2 million, a decrease of 4% from fiscal 2006, reflecting a $1.8 million reduction in incentive compensation which was offset in part by an increase in selling expenses. As a percentage of sales, selling and administrative expenses were 12.6% in fiscal 2007 compared to 13.8% in the prior year.

Interest

Intercompany interest income allocated to the book manufacturing segment in fiscal 2008 increased to $323,000 from $279,000 in the prior year, reflecting the benefit of cash generated by this segment in 2008.

In fiscal 2007, allocated intercompany interest income decreased to $279,000 from $733,000 in the prior year, reflecting the impact of increased working capital as well as increased capital investments for the expansion of the Kendallville, Indiana facility and the capacity expansion program in Philadelphia for the religious market.

Pretax Income

Pretax income in the Company’s book manufacturing segment in fiscal 2008 was $26.5 million, down 27% from fiscal 2007, due primarily to lower capacity utilization combined with higher depreciation expense and pricing pressures, which resulted in a drop in gross profit.

In fiscal 2007, pretax income in this segment was $36.4 million, an increase of 8% over the prior year.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

				Percent Change
				2008 vs.	2007 vs.
	2008	2007	2006*	2007	2006

Net sales	$61,767	$72,890	$57,549	-15.3%	26.7%
Gross profit	22,746	30,682	25,468	-25.9%	20.5%
As a percentage of sales	36.8%	42.1%	44.3%
Selling and administrative expenses	22,852	23,246	18,431	-1.7%	26.1%
Interest expense	1,456	1,850	915
Income (loss) before tax and impairment charge	(1,562)	5,586	6,122		-8.8%
Impairment charge	23,643	—	—
Pretax income (loss)	$(25,205)	$5,586	$6,122		-8.8%

*Fiscal year 2006 was a 53-week period.

Revenues

The Company’s specialty publishing segment is comprised of Dover, REA, and Creative Homeowner since its acquisition on April 28, 2006.  Sales in fiscal 2008 were $61.8 million, down 15% from fiscal 2007.  The sales shortfall was largely due to Creative Homeowner where sales decreased 27% to $20.5 million. The continued slowdown in the housing market has reduced store traffic and sales in the home center market, which is Creative Homeowner’s largest channel. In addition, Creative Homeowner experienced unusually high returns in all retail channels in the latter half of the year and, as a result, increased its returns reserve by approximately $1 million over historical levels.  The weakness in the housing market and its impact on the overall economy reduced consumer spending and sales for both Dover and REA. Sales at Dover in fiscal 2008 were $33.7 million, a 9% decrease compared to the prior year. Sales were down across most of Dover’s sales channels as retailers ordered cautiously and managed inventories carefully.  Sales at REA decreased 2% versus 2007 to $7.6 million for the year.

In fiscal 2007, sales in the specialty publishing segment were $72.9 million, an increase of 27% over fiscal 2006, largely due to the inclusion of full-year results for Creative Homeowner.  Sales at Dover were down in fiscal 2007 to $37.1 million from $39.0 million in 2006, a 3% decrease on a comparable 52-week basis. Sales gains were achieved among smaller retailers and certain larger retail chains, helped by the expansion of proprietary packaged products, including new “Dover Fun Kits”.  Sales to large booksellers however fluctuated during the year in response to the slow retail environment.  REA’s sales were $7.7 million in fiscal 2007, a 16% increase over the prior year, reflecting sales growth in the educational testing market, including new titles for high-stakes test preparation books, such as Advanced Placement and high school exit exams.  Creative Homeowner’s sales in fiscal 2007 were $28.0 million, contributing $16 million of sales growth to the specialty publishing segment as fiscal 2006 included five months of its sales after acquisition.

Cost of Sales/Gross Profit

Cost of sales in the specialty publishing segment in fiscal 2008 decreased 8% to $39.0 million compared to 2007, reflecting the 15% lower sales volume combined with additional charges at Creative Homeowner.  Creative Homeowner incurred costs of approximately $1.4 million to increase inventory reserves and to write down its investment in titles that have not performed up to expectations. Gross profit for this segment decreased 26% to $22.7 million in fiscal 2008 compared to 2007 and, as a percentage of sales, decreased to 36.8% from 42.1% in the prior year.  Creative Homeowner reduced the overall gross profit percentage in the segment because of its lower-margin distribution business and the previously discussed increased inventory reserve and other charges. Gross profit as a percentage of sales for Dover and REA combined was 47%, comparable to the prior year, as the benefit of productivity gains and cost reductions were offset by the impact of lower sales.

In fiscal 2007, cost of sales in this segment increased by 32% to $42.2 million compared to the prior year, reflecting the acquisition of Creative Homeowner.  Gross profit as a percentage of sales for the segment decreased to 42.1% from 44.3% compared to fiscal 2006.  Creative Homeowner reduced the overall gross profit percentage in the segment because of their lower-margin distribution business.

Selling and Administrative Expenses

Selling and administrative expenses for this segment were down 2% in fiscal 2008 to $22.9 million compared to 2007, reflecting the impact of cost reduction programs in the latter half of fiscal 2008, particularly reductions in personnel at Creative Homeowner.

In fiscal 2007, selling and administrative expenses increased $4.8 million to $23.2 million as a result of the full-year results of Creative Homeowner, acquired during fiscal 2006.  This more than offset the impact of the additional week in fiscal 2006.  As a percentage of sales, selling and administrative expenses were 37% in fiscal 2008 compared to 32% in both 2007 and 2006.

Interest

Intercompany interest expense is allocated to the specialty publishing segment based on acquisition costs, reduced by cash generated by each business since acquisition.  Interest expense allocated to this segment in fiscal 2008 was $1.5 million, a decrease of 21% from the prior year, largely due to the write down of impaired assets at Creative Homeowner at the end of the third quarter of fiscal 2008.

Interest expense for this segment for fiscal 2007 was $1.9 million compared to $0.9 million in 2006.  The increase was due to the purchase of Creative Homeowner in April 2006.  Intercompany interest expense for Dover and REA decreased in both fiscal 2008 and 2007 reflecting the benefit of cash generated by these businesses.

Pretax Income/(Loss)

For fiscal 2008, the pretax loss in the specialty publishing segment was $25.2 million, including the $23.6 million impairment charge for Creative Homeowner. Excluding the impairment charge, the pretax loss for this segment was $1.6 million, including a loss at Creative Homeowner of $6.5 million (which included allocated interest expense of $1.6 million).  In response, the Company took a variety of measures to streamline Creative Homeowner’s operations and reduce market risks, including headcount reductions, inventory writedowns, and a tightening of editorial focus, and in November 2008 announced that Creative Homeowner will exit the book distribution business. Taken together, these measures are expected to reduce the loss at Creative Homeowner by more than $3 million in 2009.

In fiscal 2007, pretax income in the specialty publishing segment was $5.6 million, a decrease of 9% from fiscal 2006, primarily as a result of the impact of the soft housing market on demand for Creative Homeowner’s products.

Total Consolidated Company

Interest expense, net of interest income, decreased $0.4 million to $1.1 million in fiscal 2008 compared to last year, primarily due to lower interest rates. In 2007, interest expense, net of interest income, was $1.6 million compared to $182,000 in 2006.  The increase in interest expense in 2007 was principally due to the acquisition of Creative Homeowner in April 2006.  The Company funded this acquisition with available cash and borrowing approximately $20 million under its revolving credit facility.  The following table summarizes the average borrowings and average annual interest rate under the Company’s revolving credit facility for the past three fiscal years.

	(Dollars in millions)
	2008	2007	2006

Average revolving credit facility debt	$24.8	$23.3	$6.9
Average annual interest rate	4.0%	5.9%	5.7%

Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Cash investments in fiscal 2006 averaged approximately $11.6 million at an average annual interest rate of 3.9%.  Interest capitalized in fiscal 2008 was $123,000, related primarily to the new press at the Philadelphia facility.  Interest capitalized in fiscal 2007 was $169,000, primarily related to the expansion of the Kendallville, Indiana facility.  No interest was capitalized in fiscal year 2006.

The tax benefit in fiscal 2008 related to the impairment charge for Creative Homeowner was recognized at 35%.  No state tax benefit was recognized as the Company fully provided a valuation allowance on the related deferred state tax asset.  Excluding the impact of the impairment charge, the effective tax rate for fiscal 2008 was 36.8% compared to 37.0% in fiscal 2007.  During the fourth quarter of fiscal 2006, the Company reversed an income tax reserve of $3.8 million pursuant to receipt of a state tax audit report and the expiration of certain statutory limitations.  Excluding the reversal of the income tax reserve, the effective tax rate was 35.6% in fiscal 2006 compared to 37.0% in

2007.  The increase in the effective tax rate in fiscal 2007 reflects the phase out of the tax benefit on export related income and a slower phase in of the domestic manufacturing deduction, as well as a slight increase in the Company’s effective state tax rate.

At the beginning of fiscal 2008, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit, quantified as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.  The cumulative effect of adopting FIN 48 at the beginning of fiscal 2008 was $108,000 and was recorded as a reduction in retained earnings with a corresponding liability included under the caption “Other Liabilities” in the accompanying consolidated balance sheet at September 29, 2007.  During fiscal 2008, certain federal and state statutes of limitations expired.  As such, the unrecognized tax benefits and accrued interest were reduced to approximately $65,000 and the impact, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months.

On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions. On May 8, 2008, the Board of Directors of the Company expanded the Company’s share repurchase plan and authorized the repurchase of up to an additional $5 million of the Company’s outstanding common stock.  On August 6, 2008, the Company’s Board of Directors further expanded the share repurchase program by authorizing the repurchase of up to an additional $5 million of the Company’s common stock, bringing the total amount authorized under the plan to $20 million. Since the inception of the share repurchase program through September 27, 2008, the Company has repurchased approximately 856,000 shares of common stock for approximately $19.6 million.  The Company currently has no plan to repurchase additional shares in fiscal 2009.

For purposes of computing net income or loss per diluted share, weighted average shares outstanding for fiscal 2008 decreased by approximately 395,000 shares compared to the prior year, reflecting the Company’s repurchase of approximately 856,000 shares during fiscal 2008.  In fiscal 2007, weighted average shares outstanding increased by approximately 90,000 shares compared to the prior year, primarily due to options exercised and shares issued under the Company’s stock plans and the impact of potentially dilutive shares.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities in fiscal 2008 provided $38.7 million of cash compared to $37.5 million in fiscal 2007.  A net loss of $0.4 million included the non-cash, after-tax impairment charge of $15.4 million.  In addition, stock-based compensation was $1.3 million, depreciation was $14.9 million, amortization of prepublication costs was $5.6 million, and amortization of other intangible assets was $0.9 million.  The Company expects that depreciation and amortization expense in fiscal 2009 will be comparable to 2008, as a decrease in amortization of intangible assets will offset an increase in depreciation expense. Working capital in 2008 was comparable to the 2007 level.

Investment activities in fiscal 2008 used $18.7 million of cash. Capital expenditures were $12.9 million, compared with $26.4 million in fiscal 2007.  Capital expenditures in fiscal 2008 included $3.0 million for the completion of the expansion of the religious book manufacturing operation in Philadelphia and $4.3 million for a new warehouse being constructed to support the expanded capacity at the Kendallville, Indiana facility.  Construction of the 150,000 square foot warehouse is expected to be complete in the second quarter of fiscal 2009.  Capital expenditures also included investments to increase productivity, lower costs and improve employee safety.  For fiscal 2009, capital expenditures are expected to be approximately $14 to $16 million, including $4 million to complete the warehouse in Kendallville.  Prepublication costs in the specialty publishing segment in 2008 were $5.0 million compared to $5.4 million last year, with the decrease primarily due to narrowing the focus of Creative Homeowner’s publishing program.  These costs are expected to be $4 to $5 million in 2009.

Financing activities in fiscal 2008 used $21.4 million of cash.  Cash dividends used $9.9 million while $19.6 million was used to repurchase 856,000 shares of common stock under the Company’s share repurchase program authorized in November 2007 and expanded in May and August 2008.  Borrowings increased by $6.3 million during fiscal 2008.  At September 27, 2008 and September 29, 2007, the Company had $23.5 million and $17.1 million, respectively, in borrowings under its $100 million long-term revolving credit facility, which bears interest at a floating rate.  In May 2008, the revolving credit agreement was amended and restated, including reducing the bank group from five to four banks and extending the maturity date by two years to March 2013.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through fiscal 2009.

The following table summarizes the Company’s contractual obligations and commitments at September 27, 2008 to make future payments as well as its existing commercial commitments.  The amounts in the table do not include interest expense.  Purchase obligations represent commitments for capital expenditures.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Payments:	Total	1 Year	Years	Years	5 Years
Long-Term Debt	$23,739	$93	$154	$23,492	$—
Operating Leases	7,107	2,100	2,992	1,352	663
Purchase Obligations	3,543	3,543	—	—	—
Other Long-Term Liabilities	2,765	—	1,093	311	1,361
Total	$37,154	$5,736	$4,239	$25,155	$2,024

Long-term debt includes $23.5 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2013.

NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2008, the FASB issued FSP 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 will be effective at the beginning of the Company’s fiscal year 2010.

The Company does not believe the adoption of SFAS No. 141R, SFAS No. 161 or FSP 142-3 will have a material effect on its consolidated financial position, results of operations, or cash flows.

RISKS

Our businesses operate in markets that are highly competitive, and the Company faces competition on the basis of price, product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.  Some of our competitors have greater sales, assets and financial resources than our Company and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies. These competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share. The Company derived approximately 50% of its fiscal 2008 revenues from three major customers and 35% and 40% of its fiscal 2007 and 2006 revenues, respectively, from two major customers.  A significant reduction in order volumes or price levels from any of these customers could have a material adverse effect on the Company.

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

Accounts Receivable  Management performs ongoing credit evaluations of the Company’s customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness.  Collections and payments from customers are continuously monitored.  A provision for estimated credit losses is determined based upon historical experience and any specific customer collection risks that have been identified.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories  Management records reductions in the cost basis of inventory for excess and obsolete inventory based primarily upon historical and forecasted product demand.  If actual market conditions are less favorable than those projected by management, additional inventory charges may be required.

Goodwill and Other Intangibles   Other intangibles include customer lists, which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, or one level below an operating segment, on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 27, 2008, which resulted in no change to the nature or carrying amounts of its intangible assets in its book manufacturing segment.  In the third quarter of fiscal 2008, the Company performed an interim impairment test for Creative Homeowner due to a precipitous decline in sales and profits at Creative Homeowner in the quarter.  As a result of the impairment tests, the Company concluded that the carrying value of Creative Homeowner’s goodwill and other intangible assets exceeded their estimated fair value. The total pre-tax impairment charge recorded in fiscal 2008 related to the goodwill, trade name, and customer list intangible assets of Creative Homeowner was $23.6 million.  Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

Prepublication Costs   The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over periods ranging from three to five years.  Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  Based upon this evaluation, adjustments may be required to amortization expense.  In fiscal 2008, such an adjustment was made for $0.5 million to write down the investment in underperforming titles at Creative Homeowner.

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

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
	BALANCE AT	CHARGED TO			BALANCE
	BEGINNING	COSTS AND		OTHER	AT END
	OF PERIOD	EXPENSES	DEDUCTIONS	CHANGES(1)	OF PERIOD

Allowance for uncollectible accounts:

Fiscal year ended September 27, 2008	$1,531,000	$385,000	$305,000		$1,611,000

Fiscal year ended September 29, 2007	$1,593,000	$163,000	$225,000		$1,531,000

Fiscal year ended September 30, 2006	$1,139,000	$241,000	$87,000	$300,000	$1,593,000

Returns allowance:

Fiscal year ended September 27, 2008	$1,684,000	$6,596,000	$5,675,000		$2,605,000

Fiscal year ended September 29, 2007	$1,630,000	$4,694,000	$4,640,000		$1,684,000

Fiscal year ended September 30, 2006	$202,000	$2,363,000	$2,335,000	$1,400,000	$1,630,000

(1)             Other changes reflect amounts related to business acquisitions.

S-1