Form 10-Q
period 2008-12-27
COURIER CORP
filed 2009-02-03
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 27, 2008

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

Class	Outstanding at January 30, 2009
Common Stock, $1 par value	11,888,077 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 27,	December 29,
	2008	2007

Net sales	$59,647	$62,863
Cost of sales	45,219	46,122

Gross profit	14,428	16,741

Selling and administrative expenses	13,076	14,216

Operating income	1,352	2,525

Interest expense, net	227	295

Pretax income	1,125	2,230

Income tax provision (Note C)	422	814

Net income	$703	$1,416

Net income per share (Note D):

Basic	$0.06	$0.11

Diluted	$0.06	$0.11

Cash dividends declared per share	$0.21	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 27,	September 27,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$166	$178
Investments	707	820
Accounts receivable, less allowance for uncollectible accounts of $1,689 at December 27, 2008 and $1,611 at September 27, 2008	35,407	45,626
Inventories (Note B)	42,492	37,166
Deferred income taxes	4,681	4,680
Other current assets	2,534	1,528

Total current assets	85,987	89,998

Property, plant and equipment, less accumulated depreciation: $157,600 at December 27, 2008 and $153,606 at September 27, 2008	94,172	95,692

Goodwill (Note A)	39,912	39,912

Other intangibles, net (Note A)	3,870	3,920

Prepublication costs, net (Note A)	9,530	9,595

Other assets	1,366	1,381

Total assets	$234,837	$240,498

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 27,	September 27,
	2008	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$93	$93
Accounts payable	13,354	16,966
Accrued payroll	4,723	6,587
Accrued taxes	743	3,560
Other current liabilities	7,491	5,970

Total current liabilities	26,404	33,176

Long-term debt	25,815	23,646
Deferred income taxes	5,126	4,687
Other liabilities	2,713	2,765

Total liabilities	60,058	64,274

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,878,000 at December 27, 2008 and 11,878,000 at September 27, 2008	11,878	11,878
Additional paid-in capital	15,134	14,788
Retained earnings	148,129	149,920
Accumulated other comprehensive loss	(362)	(362)

Total stockholders’ equity	174,779	176,224

Total liabilities and stockholders’ equity	$234,837	$240,498

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 27,	December 29,
	2008	2007

Operating Activities:
Net income	$703	$1,416
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,334	5,174
Stock-based compensation	383	440
Deferred income taxes	438	691
Changes in assets and liabilities:
Accounts receivable	10,219	9,444
Inventory	(5,326)	439
Accounts payable	(3,612)	(7,027)
Accrued taxes	(2,817)	(1,193)
Other elements of working capital	(1,349)	(1,345)
Other long-term, net	(94)	(169)

Cash provided from operating activities	3,879	7,870

Investment Activities:
Capital expenditures	(2,479)	(2,192)
Prepublication costs	(1,200)	(1,228)
Short-term investments	113	—

Cash used for investment activities	(3,566)	(3,420)

Financing Activities:
Long-term debt borrowings, net	2,169	772
Cash dividends	(2,494)	(2,523)
Proceeds from stock plans	—	105
Stock repurchases	—	(2,893)
Excess tax benefits from stock-based compensation	—	50

Cash used for financing activities	(325)	(4,489)

Decrease in cash and cash equivalents	(12)	(39)

Cash and cash equivalents at the beginning of the period	178	1,549

Cash and cash equivalents at the end of the period	$166	$1,510

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of December 27, 2008 and the statements of income and the statements of cash flows for the three-month periods ended December 27, 2008 and December 29, 2007 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 27, 2008 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Form 10-K and Annual Report for the year ended September 27, 2008.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  There were no such events or circumstances in the period presented.   “Other intangibles” includes customer lists related to Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”) and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively.  Amortization expense related to customer lists was approximately $50,000 and $200,000 in the first quarter of fiscal 2009 and 2008, respectively.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as in the treatment of acquisition-related costs.  SFAS No. 141R will be effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and will also be effective at the beginning of the Company’s fiscal year 2010.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 will be effective at the beginning of the Company’s fiscal year 2010.

The Company does not believe the adoption of SFAS No. 141R, SFAS No. 161 or FSP 142-3 will have a material effect on its consolidated financial position, results of operations, or cash flows.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 44% of the Company’s inventories at both December 27, 2008 and September 27, 2008.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 27, 2008	September 27, 2008
Raw materials	$7,663	$5,263
Work in process	10,628	8,091
Finished goods	24,201	23,812
Total	$42,492	$37,166

C.                                    INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 27, 2008		December 29, 2007
Federal taxes at statutory rates	$394	35.0%	$781	35.0%
State taxes, net of federal benefit	45	4.0	65	2.9
Federal manufacturers’ deduction	(18)	(1.6)	(34)	(1.5)
Other	1	0.1	2	0.1
Total	$422	37.5%	$814	36.5%

D.                                    NET INCOME PER SHARE

The following is a reconciliation of the shares used in the calculation of basic and diluted income per share.  Potentially dilutive shares, calculated using the treasury stock method,        consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 27, 2008	December 29, 2007

Average shares outstanding for basic	11,827	12,538
Effect of potentially dilutive shares	4	157
Average shares outstanding for diluted	11,831	12,695

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

Segment performance is evaluated based on several factors, of which the primary financial measure is operating income.  Operating income is defined as gross profit (sales less cost of sales) less selling and administrative expenses, excluding stock-based compensation.  As such, segment performance is evaluated exclusive of interest, income taxes, stock-based compensation, intersegment profit elimination, and asset impairment charges.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.

During the first quarter of fiscal 2009, the Company changed to this current measure of reporting segment performance. Previously, reported segment results included an interest allocation.  The Company’s prior year segment information has been adjusted to conform to the current year’s presentation.  The following table provides segment information for the three-month periods ended December 27, 2008 and December 29, 2007.

	(000’s Omitted)
	Three Months Ended
	December 27, 2008	December 29, 2007

Net sales:
Book manufacturing	$50,882	$49,707
Specialty publishing	11,503	15,256
Elimination of intersegment sales	(2,738)	(2,100)
Total	$59,647	$62,863

Pretax income:
Book manufacturing operating income	$3,588	$2,378
Specialty publishing operating (loss) income	(1,927)	485
Stock-based compensation	(383)	(440)
Elimination of intersegment profit	74	102
Interest expense, net	(227)	(295)
Total	$1,125	$2,230

F.                                      STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarters of fiscal 2009 and 2008 was $383,000 and $440,000, respectively.  The related tax benefit recognized in the first quarters of fiscal 2009 and 2008 was $125,000 and $152,000, respectively. Unrecognized stock-based compensation cost at December 27, 2008 was $1.8 million, to be recognized over a weighted-average period of 2.2 years.

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

There was no stock option or non-vested stock grant activity under this plan in the first quarter of fiscal 2009.  There were 429,466 option shares outstanding at December 27, 2008 with a weighted average exercise price of $25.86, a weighted average remaining term of 2.9 years, and no aggregate intrinsic value. Of these option shares, 268,773 were exercisable at December 27, 2008 with a weighted average exercise price of $25.51, a weighted average remaining term of 2.0 years, and no aggregate intrinsic value.  At December 27, 2008, there were 51,159 non-vested stock grants outstanding with a weighted-average fair value of $30.99. There were 261,711 shares available for future grants under this plan at December 27, 2008.

Directors’ Option Plans: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the 2005 Plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years.  The 2005 Plan replaced the previous non-employee directors’ plan, which had been adopted in 1989.  In the first quarter of fiscal 2009, no options were issued or exercised under these plans and 22,500 options with an exercise price of $20.97 expired.  At December 27, 2008, 141,120 option shares were outstanding and exercisable with a weighted average exercise price of $33.33, a weighted average remaining term of 2.6 years and no aggregate intrinsic value.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; no such shares were issued in the first quarter of fiscal 2009.  At December 27, 2008, there were 60,610 shares available for future grants under the 2005 Plan.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During the first quarter of fiscal 2009, no shares were issued under the ESPP. At December 27, 2008, there were 52,336 shares available for future issuances.

G.                         SUBSEQUENT EVENT

On January 12, 2009, the Company announced its decision to close Book-mart Press, Inc., a short-run manufacturing subsidiary in North Bergen, New Jersey, and consolidate its one-color printing operations into other existing book manufacturing facilities.  The Company estimates that severance costs and other expenses to be incurred in the second and third quarters of fiscal 2009 related to the closing will total approximately $2 million.

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

Accounts Receivable   Management performs ongoing credit evaluations of the Company’s customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness.  Collections and payments from customers are continuously monitored.  A provision for estimated credit losses is determined based upon historical experience and any specific customer collection issues that have been identified.  If the financial condition of the Company’s customers were to deteriorate, it may result in their inability to make payments, and such events could possibly lead to their insolvency, and therefore additional allowances may be required.

Inventories   Management records reductions in the cost basis of inventory for excess and obsolete inventory based primarily upon historical and forecasted product demand.  If actual market conditions are less favorable than those projected by management, additional inventory charges may be required.

Goodwill and Other Intangibles  Other intangibles include customer lists which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 27, 2008 resulting in no change to the nature or carrying amounts of its intangible assets in the book manufacturing segment.  An impairment charge was recorded in the third quarter of fiscal 2008 in the specialty publishing segment related to Creative Homeowner. Changes in market conditions, further declines in operating results or cash flows, or deterioration in the market value of the Company or its peers, could result in an impairment charge in the future.  However, the Company continues to monitor the value of its intangible assets closely in each of its segments.  Continued disruption in the credit markets may contribute to possible future impairment charges.

Prepublication Costs   The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over periods ranging from three to five years.  Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  If actual market conditions are less favorable than those projected by management, additional amortization expense may be required.

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production, through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, as well as professionals.  Creative Homeowner publishes books on home design, decorating, landscaping, and gardening, and sells home plans.

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 27, 2008	December 29, 2007	% Change

Net sales	$59,647	$62,863	-5%
Cost of sales	45,219	46,122	-2%
Gross profit	14,428	16,741	-14%
As a percentage of sales	24.2%	26.6%
Selling and administrative expenses	13,076	14,216	-8%
Operating income	1,352	2,525	-46%
Interest expense, net	227	295	-23%
Pretax income	1,125	2,230	-50%
Provision for income taxes	422	814	-48%
Net income	$703	$1,416	-50%

Net income per diluted share	$0.06	$0.11	-45%

Revenues in the first quarter of fiscal 2009 decreased 5% to $59.6 million compared to the same period last year.  Book manufacturing segment revenues grew by 2% to $50.9 million due to an increase in sales of four-color textbooks and trade books as well as modest growth in religious sales.  In the specialty publishing segment, revenues decreased 25% to $11.5 million in the first quarter of fiscal 2009 compared to the prior year period with sales declines in all three of the Company’s publishing businesses, reflecting reduced spending by both retailers and consumers as the United States economy continued to slow.

Net income for the quarter was $0.7 million, down from $1.4 million in the first quarter of fiscal 2008, primarily due to the sales shortfall in the specialty publishing segment.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 27, 2008	December 29, 2007	% Change

Net sales	$50,882	$49,707	2%
Cost of sales	40,270	39,316	2%
Gross profit	10,612	10,391	2%
As a percentage of sales	20.9%	20.9%
Selling and administrative expenses	7,024	8,013	-12%
Operating income	$3,588	$2,378	51%

Within the book manufacturing segment, the Company focuses on three key markets: education, religious and specialty trade. In the first quarter of fiscal 2009, sales to the education market rose 4% to $17.3 million, primarily from sales of four-color textbooks to colleges and universities. However, sales of elementary and high school books, both four-color textbooks and one- and two-color workbooks, declined due to pressure on state and local school budgets. Sales to the specialty trade market were up 10% to $15.0 million for the first quarter of fiscal 2009 compared to last year due to growth in four-color sales as well as a number of new customers.  Sales to the religious market were up 1% to $16.4 million from last year’s first quarter, which is in line with long-term historical growth trends.

Growth in four-color sales in this segment was partly offset by a continuing decline in demand for one- and two-color books, resulting in reduced capacity utilization at some the Company’s manufacturing plants.  In response, faced with the weak economy and the need for cost reductions, the Company announced on January 12, 2009 that it would close Book-mart Press, Inc. (“Book-mart”), a business dedicated to short-run, one-color production. Book-mart had 72 employees and sales of approximately $7 million annually.  The Company estimates that over the next two fiscal quarters, severance costs and other expenses related to the closing and to consolidating the operations into other existing book manufacturing facilities will total approximately $2 million.

Cost of sales in the book manufacturing segment increased by 2% to $40.3 million for the quarter compared to the same period last year.  Gross profit in this segment also increased by 2% to $10.6 million for the quarter, and as a percentage of sales, was 20.9%, the same as last year’s first quarter.  The sales growth and improved capacity utilization were offset in part by increased depreciation expense as well as continued industry-wide competitive pricing pressures.

Selling and administrative expenses for the segment decreased 12% in the first quarter to $7.0 million and, as a percentage of sales, decreased to 13.8% from 16.1% last year.  This decrease resulted from reductions in staffing and other cost saving initiatives along with reduced variable compensation.

First quarter operating income in this segment increased 51% to $3.6 million, compared to the same period last year, reflecting the growth in sales and results of cost saving initiatives.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 27, 2008	December 29, 2007	% Change

Net sales	$11,503	$15,256	-25%
Cost of sales	7,761	9,009	-14%
Gross profit	3,742	6,247	-40%
As a percentage of sales	32.5%	40.9%
Selling and administrative expenses	5,669	5,762	-2%
Operating income (loss)	$(1,927)	$485

The Company’s specialty publishing segment reported first quarter sales of $11.5 million, down 25% from last year’s first quarter, primarily due to the weak economy and reduced consumer spending.  Sales at Creative Homeowner decreased 41% to $3.1 million, reflecting the persistent weakness in the nation’s housing sector, which has reduced store traffic and sales in the home center market, its largest channel. In November 2008, the Company announced that Creative Homeowner would cease its book distribution service for one nationwide retailer, which was accomplished at the end of December 2008.  This will allow Creative Homeowner to focus on its core publishing business. Dover’s sales decreased 13% to $7.1 million compared to the first quarter last year, reflecting a weak holiday season for major book retailers as well as a decrease in direct-to-consumer sales.  REA’s sales declined 27% in the first quarter to $1.3 million compared to the prior year period, reflecting a softening in the market for test preparation books and study guides and greater competition for retail shelf space.

Cost of sales in the specialty publishing segment decreased 14% to $7.8 million for the first three months of fiscal 2009 due to the lower sales volume compared to the prior year period.  Gross profit as a percentage of sales for the segment decreased in the quarter to 32.5% from 40.9% in the corresponding period last year. Despite productivity gains and cost reductions, gross profit percentages for all three publishers in this segment were lower than the first quarter of last year because of the drop in sales, most notably at Creative Homeowner when coupled with the lower margin distribution service.  Creative Homeowner’s margins are expected to improve beginning in the second quarter of fiscal 2009 after ceasing its distribution service.

Selling and administrative expenses in this segment decreased 2% to $5.7 million in the first quarter compared to the same period last year.  Selling and administrative expenses in the first three months of fiscal 2009 include approximately $250,000 in severance pay and other costs related to Creative Homeowner ending its distribution service.

The operating loss for the specialty publishing segment for the first quarter was $1.9 million, compared to operating income of $0.5 million in last year’s first quarter.  This decline was largely due to the sales shortfall for all three publishing businesses resulting from reduced spending by both retailers and consumers.  Creative Homeowner’s operating loss in the first quarter was $1.5 million, compared to a loss of $0.3 million in the first three months last year.

Total Consolidated Company

Interest expense, net of interest income, was $227,000 in the first quarter of fiscal 2009, compared to $295,000 of net interest expense in the first three months of last year.  Average debt under the revolving credit facility in the first quarter of fiscal 2009 was approximately $25.2 million at an average annual interest rate of 3.1%, generating interest expense of approximately $190,000.  Average debt under the revolving credit facility in the first quarter of last year was approximately $18.3 million at an average annual interest rate of 5.5%, generating interest expense of approximately $250,000.  Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.  Interest capitalized in the first three months of fiscal 2008 was approximately $52,000; no interest was capitalized in the first quarter of fiscal 2009.

The Company’s effective tax rate for the first quarter of fiscal 2009 was 37.5% compared to 36.5% for the same period last year with the increase primarily due to higher state income taxes.

For purposes of computing net income per diluted share, weighted average shares outstanding decreased by approximately 864,000 shares from last year’s first quarter, primarily due to the Company’s repurchase of approximately 856,000 shares during fiscal 2008.

Liquidity and Capital Resources:

During the first three months of fiscal 2009, operations provided $3.9 million of cash.  Net income was $0.7 million and depreciation and amortization were $5.3 million.  Working capital increased by $2.9 million in the quarter, with a decrease in accounts receivable of $10.2 million more than offset by an increase in inventories of $5.3 million and a decrease in accounts payable and accrued taxes of $6.4 million.

Investment activities in the first quarter of fiscal 2009 used $3.6 million of cash. Capital expenditures were $2.5 million.  For the entire fiscal year, capital expenditures are expected to be approximately $13 to $16 million, including approximately $4 million for the completion of a 150,000 square foot warehouse to support the expanded capacity at the Kendallville, Indiana facility.  Prepublication costs were $1.2 million, comparable to the first three months last year.  For the full fiscal year, prepublication costs are projected to be slightly below last year’s $5 million.

Financing activities for the first three months of fiscal 2009 used approximately $0.3 million of cash.  Cash dividends of $2.5 million were paid and borrowings increased by $2.2 million during the first quarter of fiscal 2009.  The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At December 27, 2008, the Company had $25.7 million in borrowings under this facility at an interest rate of 1.0%.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service. The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2009.

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as in the treatment of acquisition-related costs.  SFAS No. 141R will be effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and will also be effective at the beginning of the Company’s fiscal year 2010.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 will be effective at the beginning of the Company’s fiscal year 2010.

The Company does not believe the adoption of SFAS No. 141R, SFAS No. 161 or FSP 142-3 will have a material effect on its consolidated financial position, results of operations, or cash flows.

Forward-Looking Information:

This Quarterly Report on Form 10-Q includes forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Factors that could affect actual results include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, changes in market growth rates, changes in raw material costs and availability, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets, restructuring and impairment charges required under generally accepted accounting principles, changes in operating expenses including medical and energy costs, changes in technology including migration from paper-based books to digital, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations, changes in the Company’s effective income tax rate and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

Item 4.                                   CONTROLS AND PROCEDURES

(a)                      Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The printing industry is in a period of rapid technological evolution.  Our future financial performance will depend, in part, upon the ability to anticipate and adapt to rapid industry and technological changes occurring in the industry and upon the ability to offer, on a timely basis, services that meet evolving industry standards.  We cannot assure investors that we will be able to adapt to such technological changes or offer these services on a timely basis or establish or maintain a competitive position.  We are unable to predict which of the many possible future product and service offerings will be important to establish and maintain a competitive position or what expenditures will be required to develop and provide these products and services.  We cannot assure investors that one or more of these factors will not vary unpredictably, which could have a material adverse effect on us. In addition, we cannot assure investors, even if these factors turn out as we anticipate, that we will be able to implement our strategy or that the strategy will be successful in this rapidly evolving market.

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

Certain of our publications are protected by copyright, primarily held in the Company’s name.  Such copyrights protect our exclusive right to publish the work in the United States and in many other countries for specified periods.  Our ability to continue to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement.  Our operating results may be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.  In addition, some of our publications are of works in the public domain, for which there is nearly no intellectual property protection.  Our operating results may be adversely affected by the increased availability of such works elsewhere, including on the Internet, either for free or for a lower price.

We have a high degree of customer concentration.

We derived approximately 50% of our fiscal 2008 revenues from three major customers, and in fiscal 2007 and 2006 we derived approximately 35% and 40%, respectively, of our revenues from two major customers.  We expect similar concentrations in fiscal 2009.  A significant reduction in order volumes or price levels from any of these customers could have a material adverse effect on the Company.

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

•                                          Reduced fundraising by religious customers may decrease their order level.

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

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time.  From time to time, we may enter into negotiations for acquisitions that are not ultimately consummated.  Such negotiations could result in significant diversion of management’s time from our business as well as significant out-of-pocket costs. Tightness in credit markets may also affect our ability to consummate such acquisitions.

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

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets required by SFAS 142 and the application of future accounting policies or interpretations of existing policies.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we perform an annual assessment for impairment of goodwill and other intangible assets at the end of our fiscal year or whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below it’s carrying value.  A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill under SFAS 142 and non-cash charges.  Any charge resulting from the application of SFAS 142 could have a significant negative effect on our reported results of operations.  In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies, any continuing impact of SFAS 142 or any negative impact relating to the application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

COURIER CORPORATION

(Registrant)

February 2, 2009	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

February 2, 2009	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and Chief Financial Officer

February 2, 2009	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer

32.1*

Certification of Chief Executive Officer

32.2*	Certification of Chief Financial Officer

* Filed herewith.