Form 10-Q
period 2009-03-28
COURIER CORP
filed 2009-05-07
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Common Stock, $1 par value	11,910,822 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Net sales	$59,360	$67,787	$119,007	$130,650
Cost of sales (Note E)	48,737	48,418	93,956	94,540

Gross profit	10,623	19,369	25,051	36,110

Selling and administrative expenses (Note E)	12,081	13,674	25,157	27,890
Impairment charge (Note A)	15,607	—	15,607	—

Operating (loss) income	(17,065)	5,695	(15,713)	8,220

Interest expense, net	194	272	421	567

Pretax (loss) income	(17,259)	5,423	(16,134)	7,653

Income tax (benefit) provision (Note C)	(6,086)	2,040	(5,664)	2,854

Net (loss) income	$(11,173)	$3,383	$(10,470)	$4,799

Net (loss) income per share (Note G):

Basic	$(0.94)	$0.27	$(0.88)	$0.38

Diluted	$(0.94)	$0.27	$(0.88)	$0.38

Cash dividends declared per share	$0.21	$0.20	$0.42	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 28,	September 27,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$124	$178
Investments	803	820
Accounts receivable, less allowance for uncollectible accounts of $1,761 at March 28, 2009 and $1,611 at September 27, 2008	31,837	45,626
Inventories (Note B)	40,768	37,166
Deferred income taxes	4,667	4,680
Other current assets	4,025	1,528

Total current assets	82,224	89,998

Property, plant and equipment, less accumulated depreciation: $159,170 at March 28, 2009 and $153,606 at September 27, 2008	91,595	95,692

Goodwill (Note A)	24,305	39,912

Other intangibles, net (Note A)	3,820	3,920

Prepublication costs, net (Note A)	9,359	9,595

Other assets	1,583	1,381

Total assets	$212,886	$240,498

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 28,	September 27,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

Current liabilities:
Current maturities of long-term debt	$93	$93
Accounts payable	10,834	16,966
Accrued payroll	5,294	6,587
Accrued taxes	944	3,560
Other current liabilities	6,487	5,970

Total current liabilities	23,652	33,176

Long-term debt	24,587	23,646
Deferred income taxes	497	4,687
Other liabilities	2,376	2,765

Total liabilities	51,112	64,274

Stockholders’ equity (Notes F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,911,000 at March 28, 2009 and 11,878,000 at September 27, 2008	11,911	11,878
Additional paid-in capital	15,769	14,788
Retained earnings	134,456	149,920
Accumulated other comprehensive loss	(362)	(362)

Total stockholders’ equity	161,774	176,224

Total liabilities and stockholders’ equity	$212,886	$240,498

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 28,	March 29,
	2009	2008

Operating Activities:
Net (loss) income	$(10,470)	$4,799
Adjustments to reconcile net (loss) income to cash provided from operating activities:
Depreciation and amortization	10,589	10,558
Impairment charge (Note A)	15,607	—
Stock based compensation	725	742
Deferred income taxes	(4,177)	2,025
Changes in assets and liabilities:
Accounts receivable	13,789	1,665
Inventory	(3,602)	(3,530)
Accounts payable	(6,132)	(3,977)
Accrued taxes	(2,616)	(921)
Other elements of working capital	(3,273)	(3,477)
Other, net	(167)	(994)

Cash provided from operating activities	10,273	6,890

Investment Activities:
Capital expenditures	(4,463)	(5,475)
Prepublication costs	(2,240)	(2,464)
Short-term investments	17	—

Cash used for investment activities	(6,686)	(7,939)

Financing Activities:
Long-term debt borrowings, net	941	12,371
Cash dividends	(4,994)	(5,016)
Proceeds from stock plans	412	804
Stock repurchases	—	(7,177)
Excess tax benefits from stock-based compensation	—	42

Cash (used for) provided from financing activities	(3,641)	1,024

Decrease in cash and cash equivalents	(54)	(25)

Cash and cash equivalents at the beginning of the period	178	1,549

Cash and cash equivalents at the end of the period	$124	$1,524

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of March 28, 2009, the statements of operations for the three-month and six-month periods ended March 28, 2009 and March 29, 2008, and the statements of cash flows for the six-month periods ended March 28, 2009 and March 29, 2008 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment.  Due to a decline in sales and profits at Dover Publications, Inc. (“Dover”), resulting from the continued downturn in the economic environment and in consumer spending, the Company performed an interim test of goodwill for Dover, one of the companies in its specialty publishing segment.

The goodwill impairment test is a two-step test.  In the first step, the Company compares the fair value of the reporting unit to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, then goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds its fair value, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of its goodwill.  The Company used a valuation methodology to estimate the fair value of Dover based on a discounted cash flow and a market value approach.  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period.

After performing the step-one test, the Company determined that the fair value of Dover was below its carrying value and as such the second step was required.  The second step of the impairment test included estimating the fair value of the tangible and identified intangible assets and liabilities of the impaired reporting unit.  The implied goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  Based on the results of these valuations, the Company recorded a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, at the end of the second quarter.

“Other intangibles” includes customer lists related to Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”) and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively.  Amortization expense related to customer lists was approximately $50,000 and $200,000 in the second quarters of fiscal 2009 and 2008, respectively, and for the first six months was approximately $100,000 and $400,000 in fiscal 2009 and 2008, respectively.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as in the treatment of acquisition-related costs.  SFAS No. 141R will be effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date. The Company does not believe the adoption of SFAS No. 141R will have a material effect on its consolidated financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 will be effective at the beginning of the Company’s fiscal year 2010. The Company does not believe the adoption of FSP 142-3 will have a material effect on its consolidated financial position, results of operations, or cash flows.

At the beginning of the second quarter of fiscal 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changed the disclosure requirements for derivative instruments and hedging activities.  The adoption of SFAS No. 161 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 51% and 44% of the Company’s inventories at March 28, 2009 and September 27, 2008, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 28, 2009	September 27, 2008
Raw materials	$5,665	$5,263
Work in process	9,606	8,091
Finished goods	25,497	23,812
Total	$40,768	$37,166

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

C.                                    INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	March 28, 2009		March 29, 2008
Federal taxes at statutory rates	$(6,040)	35.0%	$1,898	35.0%
State taxes, net of federal tax benefit	(70)	0.4	196	3.6
Federal manufacturer’s deduction	26	(0.2)	(60)	(1.1)
Other	(2)	—	6	0.1
Total	$(6,086)	35.3%	$2,040	37.6%

	(000’s Omitted)
	Six Months Ended
	March 28, 2009		March 29, 2008
Federal taxes at statutory rates	$(5,647)	35.0%	$2,679	35.0%
State taxes, net of federal tax benefit	(24)	0.1	261	3.4
Federal manufacturer’s deduction	7	—	(94)	(1.2)
Other	—	—	8	0.1
Total	$(5,664)	35.1%	$2,854	37.3%

The tax benefit related to the impairment charge for Dover was recognized at 35% (see Note A).  No state tax benefit was recognized as the Company fully provided a valuation allowance on the related deferred state tax asset.

D.                                    BUSINESS SEGMENTS

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. The specialty publishing segment consists of Dover, Creative Homeowner and Research & Education Association, Inc. (“REA”).

Segment performance is evaluated based on several factors, of which the primary financial measure is operating income.  Operating income is defined as gross profit (sales less cost of sales) less selling and administrative expenses, and includes severance and other restructuring costs but excludes stock-based compensation.  As such, segment performance is evaluated exclusive of interest, income taxes, stock-based compensation, intersegment profit elimination, and asset impairment charges.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.

During the first quarter of fiscal 2009, the Company changed to this current measure of reporting segment performance. Previously, reported segment results included an interest allocation.  The Company’s prior year segment information has been adjusted to conform to the current year’s presentation.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides segment information for the three-month and six-month periods ended March 28, 2009 and March 29, 2008.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Net sales:
Book manufacturing	$49,899	$53,359	$100,781	$103,066
Specialty publishing	12,058	16,758	23,561	32,014
Elimination of intersegment sales	(2,597)	(2,330)	(5,335)	(4,430)
Total	$59,360	$67,787	$119,007	$130,650

Pretax (loss) income:
Book manufacturing operating (loss) income	$(652)	$5,319	$2,936	$7,697
Specialty publishing operating (loss) income	(566)	642	(2,493)	1,127
Impairment charge (Note A)	(15,607)	—	(15,607)	—
Stock-based compensation	(342)	(302)	(725)	(742)
Elimination of intersegment profit	102	36	176	138
Interest expense, net	(194)	(272)	(421)	(567)
Total	$(17,259)	$5,423	$(16,134)	$7,653

E.                                      RESTRUCTURING COSTS

The Company recorded restructuring costs of $3.5 million in the second quarter of fiscal 2009 and $3.7 million in the first half of the year. Restructuring costs included employee severance expenses related to cost savings initiatives in both of the Company’s segments as well as ceasing Creative Homeowner’s distribution services within the specialty publishing segment.  Restructuring costs also included expenses related to closing and consolidating the Book-mart Press manufacturing facility within the book manufacturing segment during the second quarter of fiscal 2009.  The following tables detail restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s Omitted)
	Quarter Ended			Six Months Ended
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Employee severance costs	$1,112	$299	$1,411	$1,128	$484	$1,612
Write down of property, plant and equipment	591	—	591	591	—	591
Inventory write downs	778	—	778	778	—	778
Lease termination and other facility closure costs	748	—	748	748	—	748
Total restructuring costs	$3,229	$299	$3,528	$3,245	$484	$3,729

Included in cost of sales	$2,754	$107	$2,861	$2,754	$107	$2,861
Included in selling and administrative expenses	475	192	667	491	377	868
Total restructuring costs	$3,229	$299	$3,528	$3,245	$484	$3,729

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Employee severance costs in the specialty publishing segment included centralizing back office and order fulfillment operations in addition to ceasing Creative Homeowner’s distribution services.  Within the book manufacturing segment, the Company closed its Book-mart Press manufacturing facility during the second quarter in order to reduce redundant capacity and to lower costs.  Book-mart Press, located in North Bergen, New Jersey, was dedicated to short-run, single-color production.  Also during the second quarter, a voluntary severance program was offered throughout the Company, which was followed by additional workforce reductions in the book manufacturing segment due primarily to reduced one- and two-color capacity utilization.  These actions were all completed during the second quarter.  At March 28, 2009, approximately $550,000 of severance costs were accrued and the Company anticipates that payments associated with employee terminations will be substantially completed by June 2009.

In connection with the closing and consolidation of the Book-mart Press facility, the Company wrote down the carrying value of assets that will not be utilized at other locations and for which the carrying value exceeded the fair value.  Where applicable, the fair value of such assets was determined by estimating the proceeds that would be received based on the market value of similar assets. Lease termination and other Book-mart Press facility closure costs accrued at March 28, 2009 were approximately $500,000.  Payments related to the lease obligation are scheduled to continue until July 2010.

F.                                      STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the second quarters of fiscal 2009 and 2008 was $342,000 and $302,000, respectively.  The related tax benefit recognized in the second quarters of fiscal 2009 and 2008 was $111,000 and $104,000, respectively. For the first six months of 2009 and 2008, stock-based compensation was $725,000 and $742,000, respectively, and the related tax benefit recognized was $236,000 and $232,000, respectively.  Unrecognized stock-based compensation cost at March 28, 2009 was $1.8 million, to be recognized over a weighted-average period of 1.9 years.

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

The following is a summary of option activity under this plan in the first six months of fiscal 2009:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 27, 2008	429,466	$25.86
Expired	(1,552)	36.41
Outstanding at March 28, 2009	427,914	$25.82	2.6	—

Exercisable at March 28, 2009	268,849	$25.53	1.8	—
Available for future grants	263,546

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

During the second quarter of fiscal 2009, 50 stock awards were granted with a weighted-average fair value of $15.58 per share, 1,000 stock grants vested with a weighted-average fair value of $38.44 per share, and 333 stock grants were forfeited with a weighted-average fair value of $43.55 per share. No such shares were granted or forfeited in the first quarter of fiscal 2009.  At March 28, 2009, non-vested stock grants outstanding were 49,826 shares with a weighted-average grant-date fair value of $30.75.

Directors’ Option Plans: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the 2005 Plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years.  The 2005 Plan replaced the previous non-employee directors’ plan, which had been adopted in 1989.  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.  The key assumptions used to value options issued in the second quarter of fiscal 2009 were a risk-free interest rate of 2.02%, expected volatility of 38.87%, a dividend yield of 5.60%, and an expected life of five years.   The following table provides activity under the directors’ option plans in the first six months of fiscal 2009:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 27, 2008	163,620	$31.63
Issued	42,000	15.08
Expired	(22,500)	20.97
Outstanding at March 28, 2009	183,120	$29.14	2.9	—

Exercisable at March 28, 2009	183,120	$29.14	2.9	—
Available for future grants	8,994

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 9,616 such shares were issued in the second quarter of fiscal 2009 with a fair market value of $15.08 per share.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During the second quarter of fiscal 2009, 23,028 shares were issued under the ESPP at a price of $11.58 per share. At March 28, 2009, there were 29,308 shares available for future issuances.

G.                         NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the shares used in the calculation of basic and diluted income (loss) per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans. No potentially dilutive shares are included in the computation in periods when a loss is incurred.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Average shares outstanding for basic	11,842	12,402	11,835	12,470
Effect of potentially dilutive shares	—	119	—	140
Average shares outstanding for diluted	11,842	12,521	11,835	12,610

Item 2.	COURIER CORPORATION
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

Goodwill and Other Intangibles  Other intangibles include customer lists which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 27, 2008 resulting in no change to the nature or carrying amounts of its intangible assets in the book manufacturing segment.  In the second quarter of fiscal 2009, the Company performed an interim impairment test for Dover Publications, Inc. (“Dover”), a reporting unit within the specialty publishing segment, due to the continued downturn in the economic environment and in consumer spending.  As a result of the impairment tests, the Company concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value and a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, was recorded at the end of the second quarter.  The Company continues to monitor the value of its intangible assets closely in each of its segments.  Changes in market conditions, further declines in operating results or cash flows, or deterioration in the market value of the Company or its peers, could result in an impairment charge in the future.  Continued disruption in the credit markets may contribute to possible future impairment charges.

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

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 28, 2009	March 29, 2008	% Change	March 28, 2009	March 29, 2008	% Change

Net sales	$59,360	$67,787	-12.4%	$119,007	$130,650	-8.9%
Cost of sales	48,737	48,418	0.7%	93,956	94,540	0.6%
Gross profit	10,623	19,369	-45.2%	25,051	36,110	-30.6%
As a percentage of sales	17.9%	28.6%		21.1%	27.6%
Selling and administrative expenses	12,081	13,674	-11.6%	25,157	27,890	-9.8%
Impairment charge	15,607	—		15,607	—
Operating income (loss)	(17,065)	5,695		(15,713)	8,220
Interest expense, net	194	272	-28.7%	421	567	-25.7%
Pretax income (loss)	(17,259)	5,423		(16,134)	7,653
Income tax provision (benefit)	(6,086)	2,040		(5,664)	2,854
Net income (loss)	$(11,173)	$3,383		$(10,470)	$4,799

Net income (loss) per diluted share	$(0.94)	$0.27		$(0.88)	$0.38

Revenues in the second quarter and first half of fiscal 2009 decreased in both of the Company’s segments compared to the same periods last year.  Book manufacturing segment revenues were down 6% for the second quarter and down 2% for the first six months compared to the corresponding periods last year, with growth in sales of four-color books offset by reduced demand for one- and two-color books.  In the specialty publishing segment, revenues were down 28% in the second quarter and down 26% in the first half of fiscal 2009, compared to the same periods last year, with sales in all three of the publishing businesses below prior-year levels, primarily due to the weak economy and reduced consumer spending.  The winding down of Creative Homeowner’s book distribution services early in the quarter also contributed to the segment’s sales decline.

Overall for fiscal 2009 to date, the Company recorded a second-quarter net loss of $11.2 million, or $.94 per diluted share, and a net loss of $10.5 million, or $.88 per diluted share, for the first half of the year.  These results include restructuring costs related to cost saving initiatives in both of the Company’s segments totaling $3.5 million for the second quarter and $3.7 million year to date.  In addition, the Company recorded a pre-tax impairment charge of $15.6 million at the end of the second quarter related to Dover’s goodwill. Restructuring and impairment charges totaled $19.1 million in the second quarter, or $1.04 per diluted share, and $19.3 million for the first six months, or $1.05 per diluted share.

Impairment Charge

The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is an operating segment or one level below an operating segment, on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Due to a decline in sales and profits at Dover, resulting from the continued downturn in the economic environment and in consumer spending, the Company performed an interim test of Dover’s goodwill. As a result of the impairment tests, the Company concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value and recorded a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, at the end of the second quarter. On an after-tax basis, the impairment charge was $10.1 million, or $.86 per diluted share.

Restructuring Costs

The Company recorded restructuring costs of $3.5 million in the second quarter of fiscal 2009 and $3.7 million in the first half of the year. Restructuring costs included employee severance expenses related to costs savings initiatives in both of the Company’s segments as well as ceasing Creative Homeowner’s distribution services within the specialty publishing segment.  Restructuring costs also included expenses related to closing and consolidating the Book-mart Press manufacturing facility within the book manufacturing segment during the second quarter of fiscal 2009.  The following tables detail restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s Omitted)
	Quarter Ended			Six Months Ended
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Employee severance costs	$1,112	$299	$1,411	$1,128	$484	$1,612
Write down of property, plant and equipment	591	—	591	591	—	591
Inventory write downs	778	—	778	778	—	778
Lease termination and other facility closure costs	748	—	748	748	—	748
Total restructuring costs	$3,229	$299	$3,528	$3,245	$484	$3,729

Included in cost of sales	$2,754	$107	$2,861	$2,754	$107	$2,861
Included in selling and administrative expenses	475	192	667	491	377	868
Total restructuring costs	$3,229	$299	$3,528	$3,245	$484	$3,729

Employee severance costs in the specialty publishing segment included centralizing back office and order fulfillment operations in addition to ceasing Creative Homeowner’s distribution services.  Within the book manufacturing segment, the Company closed its Book-mart Press manufacturing facility during the second quarter in order to reduce redundant capacity and to lower costs.  Book-mart Press, located in North Bergen, New Jersey, was dedicated to short-run, single-color production.  Book-mart had 72 employees and sales of approximately $7 million annually.  Also during the second quarter, a voluntary severance program was offered throughout the Company, which was followed by additional workforce reductions in the book manufacturing segment due primarily to reduced one- and two-color capacity utilization.  These actions were all completed during the second quarter.  Overall, total headcount was reduced by 175, or approximately 10%, in the second quarter.  At March 28, 2009, approximately $550,000 of severance costs were accrued and the Company anticipates that payments associated with employee terminations will be substantially completed by June 2009.  Annual savings from the reduction in staffing are projected to be approximately $5 million in the book manufacturing segment and approximately $3 million in the specialty publishing segment.

In connection with the closing and consolidation of the Book-mart Press facility, the Company wrote down the carrying value of assets that will not be utilized at other locations and for which the carrying value exceeded the fair value.  Where applicable, the fair value of such assets was determined by estimating the proceeds that would be received based on the market value of similar assets. Lease termination and other Book-mart Press facility closure costs accrued at March 28, 2009 were approximately $500,000.  Payments related to the lease obligation are scheduled to continue until July 2010.  The Company anticipates additional costs of approximately $400,000 related to closing and consolidating the Book-mart Press facility in the second half of fiscal 2009.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Six Months Ended
	March 28, 2009	March 29, 2008	% Change	March 28, 2009	March 29, 2008	% Change

Net sales	$49,899	$53,359	-6.5%	$100,781	$103,066	-2.2%
Cost of sales	43,870	40,563	8.2%	84,140	79,879	5.3%
Gross profit	6,029	12,796	-52.9%	16,641	23,187	-28.2%
As a percentage of sales	12.1%	24.0%		16.5%	22.5%
Selling and administrative expenses	6,681	7,476	-10.6%	13,705	15,489	-11.5%
Operating income (loss)	$(652)	$5,320		$2,936	$7,698	-61.9%

Within the book manufacturing segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market were down 4% to $21.5 million in the second quarter and down 1% to $38.8 million for the first six months compared to the same periods last year.  Higher education sales were up for the quarter and year to date, particularly growth in sales of four-color college textbooks, while sales of elementary and high school textbooks were down, largely due to continued pressure on state and local school budgets. Sales to the specialty trade market of $13.3 million were comparable to the second quarter last year and were up 5% to $28.4 million for the first six months compared to the prior year.  Growth in sales of four-color specialty trade books, as well as a number of new customers, was offset in part by declines in one- and two-color sales.  Sales to the religious market were down 13% to $12.5 million in the second quarter compared to the prior year’s second quarter and were down 6% to $28.9 million in the first six months compared to the first half of last year.  On a trailing 12-month basis, sales to the religious market increased 5%, which is in line with long-term historical growth trends.

Growth in four-color sales in this segment was offset by a continuing decline in demand for one- and two-color books, resulting in reduced capacity utilization at some the Company’s manufacturing plants.  In response, faced with the weak economy and the need to reduce redundant capacity and lower costs, the Company closed its Book-mart Press manufacturing facility and reduced one-color capacity in other manufacturing facilities.  Cost of sales in this segment increased 8% to $43.9 million in the quarter and increased 5% to $84.1 million in the first six months compared to the same periods last year. The increased cost of sales is due in part to restructuring charges of $2.8 million for severance and facility closing costs incurred in the second quarter.  Gross profit in the book manufacturing segment in the second quarter decreased to $6.0 million, or 12% of sales, down from $12.8 million, or 24% of sales, in the second quarter of the preceding year.  Gross profit for the first six months decreased to $16.6 million, or 17% of sales, compared to $23.2 million, or 22.5% of sales, in the same period last year.  In addition to the impact of lower sales and restructuring costs incurred in the quarter, the decline in gross profit also reflects continued industry-wide competitive pricing pressures and reduced revenues from recycling programs.

Selling and administrative expenses for the book manufacturing segment decreased 11% in the second quarter to $6.7 million and, as a percentage of sales, decreased to 13.4% from 14.0% last year.  On a year-to-date basis, such expenses decreased 12% to $13.7 million, and, as a percentage of sales, decreased to 13.6% from 15.0%.  These decreases resulted from reductions in staffing and other cost saving initiatives implemented in the past year along with reduced variable compensation and were obtained despite restructuring costs of approximately $0.5 million in the second quarter of fiscal 2009.

The operating loss in the book manufacturing segment in the second quarter was $0.7 million compared to operating income of $5.3 million in the same period last year.  For the first six months, operating income was $2.9 million compared to $7.7 million in the first half of last year.  The decline in operating income includes restructuring costs of approximately $3.2 million in the quarter and first six months of fiscal 2009.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Six Months Ended
	March 28, 2009	March 29, 2008	% Change	March 28, 2009	March 29, 2008	% Change

Net sales	$12,058	$16,758	-28.0%	$23,561	$32,014	-26.4%
Cost of sales	7,566	10,218	-26.0%	15,327	19,227	-20.3%
Gross profit	4,492	6,540	-31.3%	8,234	12,787	-35.6%
As a percentage of sales	37.3%	39.0%		34.9%	39.9%
Selling and administrative expenses	5,058	5,898	-14.2%	10,727	11,660	-8.0%
Operating income (loss)	$(566)	$642		$(2,493)	$1,127

The Company’s specialty publishing segment reported second quarter sales of $12.1 million, down 28% from last year’s second quarter, primarily due to the weak economy and reduced consumer spending.  For the first six months, segment sales decreased to $23.6 million, 26% below the first half of fiscal 2008. Sales at Creative Homeowner decreased 55% in the second quarter to $3.1 million and 49% in the first six months to $6.2 million, compared to the corresponding periods last year.  These decreases reflect the persistent weakness in the nation’s housing sector, which has reduced store traffic and sales in the home center market, its largest channel, as well as the impact of ceasing its distribution services. In November 2008, the Company announced that Creative Homeowner would cease its book distribution services for one nationwide retailer, which was accomplished at the beginning of January, allowing Creative Homeowner to focus on its core publishing business. Dover’s sales decreased 10% to $7.2 million in the second quarter and decreased 12% to $14.3 million year to date, compared to the same periods last year.  Revenues for REA were down 9% to $1.8 million in the second quarter and down 18% to $3.1 million in the first half of the year compared to the corresponding periods in the prior year.  Revenues for Dover and REA were also impacted by the drop in consumer spending as well as continued inventory reductions by major book retailers and distributors in the first two quarters of fiscal 2009.

Cost of sales in the specialty publishing segment decreased 26% to $7.6 million for the second quarter and decreased 20% to $15.3 million for the first six months of fiscal 2009 reflecting the lower sales volume compared to the prior year periods.  The reduction in cost of sales for this segment was offset in part by restructuring costs related to employee severance of approximately $100,000 in the second quarter and year to date as well as an increase of approximately $250,000 in the reserve for inventory obsolescence.  Gross profit as a percentage of sales for the segment decreased in the quarter to 37.3% from 39.0% and year to date decreased to 34.9% from 39.9% compared to the corresponding periods in fiscal 2008.  Gross profit percentages for all three publishers in this segment were lower than the second quarter and first six months of last year because of the drop in sales, as well as restructuring charges for severance and costs associated with ceasing the distribution services at Creative Homeowner.

Selling and administrative expenses in this segment decreased 14% to $5.1 million and 8% to $10.7 million in the second quarter and first six months, respectively, when compared to the same periods last year.  The decline in such expenses reflect reduced expenses related to Creative Homeowner’s former distribution services as well as cost savings initiatives throughout the segment.  These savings were offset in part by severance costs of approximately $200,000 in the second quarter and $400,000 year to date for restructuring charges related to centralizing back office and order fulfillment operations in the segment in order to reduce costs and improve efficiency.

The operating loss for the specialty publishing segment for the second quarter was $566,000, compared to operating income of $642,000 in last year’s second quarter.  On a year-to-date basis, the operating loss was $2.5 million compared to operating income of $1.1 million in the first half of fiscal 2008.  These declines were largely due to the sales shortfall for all three publishing businesses resulting from reduced spending by both retailers and consumers, the restructuring charges incurred in the quarter and first half of fiscal 2009, and losses incurred prior to winding down Creative Homeowner’s distribution services in January.

Total Consolidated Company

Interest expense, net of interest income, was $194,000 in the second quarter of fiscal 2009, compared to $272,000 of net interest expense in the same quarter last year.  For the first six months, interest expense, net of interest income, was $421,000 compared to $567,000 of net interest expense in the first half of fiscal 2008. Average debt under the revolving credit facility in the second quarter of fiscal 2009 was approximately $26.7 million at an average annual interest rate of 1.0%, generating interest expense of approximately $65,000.  Average debt under the revolving credit facility in the second quarter of last year was approximately $23.9 million at an average annual interest rate of 4.2%, generating interest expense of approximately $250,000.  Average debt under the revolving credit facility for the first six months of fiscal 2009 was approximately $26.0 million at an average annual interest rate of 2.0%, generating interest expense of approximately $260,000.  For the first half of fiscal 2008, average debt under this facility was approximately $21.1 million at an average annual interest rate of 4.9%, generating interest expense of approximately $510,000.  Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.  Interest capitalized in the first six months of fiscal 2008 was approximately $123,000; no interest was capitalized in the first half of fiscal 2009.

The income tax benefit for the second quarter was $6.1 million compared to income tax expense of $2.0 million in the same quarter last year.  On a year-to-date basis, the income tax benefit was $5.7 million compared to income tax expense of $2.9 million for the first six months of fiscal 2008. The tax benefit related to Dover’s impairment charge was recognized at 35%; no state tax benefit was recognized as the Company fully provided a valuation allowance on the related deferred state tax asset.  Excluding the effect of the tax benefit of the impairment charge for Dover, the effective tax rate was 37.8% in the second quarter and 38.3% for the first six months of fiscal 2009 compared to 37.6% and 37.3% in the same periods last year, respectively, primarily because of a higher effective state tax rate.

Weighted average shares outstanding used to compute net income (loss) per diluted share decreased by 679,000 shares and 775,000 from last year’s second quarter and first six months, respectively, primarily due to the Company’s repurchase of approximately 856,000 shares during fiscal 2008.

Liquidity and Capital Resources:

During the first six months of fiscal 2009, operations provided $10.3 million of cash.  The net loss of $10.5 million in the first half of the year included a non-cash, after-tax impairment charge of $10.1 million.  Depreciation and amortization was $10.6 million, comparable to the first six months of last year.  Working capital used $1.8 million in the first half of fiscal 2009,compared to $10.2 million in the same period last year.  The improvement in working capital was primarily from a reduction in accounts receivable of $13.8 million, which was largely offset by an increase in inventories of $3.6 million and a decrease in accounts payable and accrued taxes totaling $8.7 million.

Investment activities in the first half of fiscal 2009 used $6.7 million of cash. Capital expenditures were $4.5 million.  For the entire fiscal year, capital expenditures are expected to be approximately $10 million, including approximately $4 million for the completion during the second quarter of a 150,000 square foot warehouse to support the expanded capacity at the Kendallville, Indiana facility.  Prepublication costs were $2.2 million, down from $2.5 million in the first six months of last year.  For the full fiscal year, prepublication costs are projected to be slightly below last year’s $5 million.

Financing activities for the first half of fiscal 2009 used approximately $3.6 million of cash.  Cash dividends of $5.0 million were paid and borrowings increased by $0.9 million during the first six months of fiscal 2009.  The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At March 28, 2009, the Company had $24.5 million in borrowings under this facility at an interest rate of 1.1%.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at March 28, 2009.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2009.

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for business acquisitions, but requires a number of changes in the recognition of assets acquired and liabilities assumed as well as in the treatment of acquisition-related costs.  SFAS No. 141R will be effective at the beginning of the Company’s fiscal year 2010 and will apply prospectively to business combinations completed on or after that date. The Company does not believe the adoption of SFAS No. 141R will have a material effect on its consolidated financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 will be effective at the beginning of the Company’s fiscal year 2010. The Company does not believe the adoption of FSP 142-3 will have a material effect on its consolidated financial position, results of operations, or cash flows.

At the beginning of the second quarter of fiscal 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changed the disclosure requirements for derivative instruments and hedging activities.  The adoption of SFAS No. 161 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

•                                          our customers’ willingness and success in shifting orders from the peak textbook season to the off-peak season to even out our manufacturing load over the year;

•                                          fluctuations in the currency market may make manufacturing in the United States more or less attractive and make equipment more or less expensive for us to purchase;

•                                          issues that might arise from the integration of acquired businesses, including their inability to achieve expected results; and

•                                          tightness in credit markets affecting the availability of capital for ourselves, our vendors,  and/or our customers.

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

•                                          Tightness in credit markets may result in customers delaying orders to reduce inventory levels and may impact their ability to pay their debts as they become due and may disrupt supplies from vendors.

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

The Annual Meeting of Stockholders of the Company was held on January 14, 2009.  Following are the matters voted on at the meeting.

1) All nominees of the Board of Directors of the Company were elected for a three-year term.  Votes were cast as follows: James F. Conway, III – 11,379,850 for and 56,943 withheld; Kathleen Foley Curley – 11,376,535 for and 60,258 withheld, and W. Nicholas Thorndike – 11,366,018 for and 70,775 withheld.

2) Stockholders voted to ratify and approve the selection by the Audit and Finance Committee of the Board of Directors, of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending September 26, 2009.  Votes were cast as follows: 11,396,426 votes for, 26,144 votes against, and 14,223 votes abstained.

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

COURIER CORPORATION

(Registrant)

May 7, 2009	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

May 7, 2009	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

May 7, 2009	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer

32.1*

Certification of Chief Executive Officer

32.2*	Certification of Chief Financial Officer

* Filed herewith.