Form 10-Q
period 2009-06-27
COURIER CORP
filed 2009-08-06
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 27, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2009
Common Stock, $1 par value	11,911,748 shares

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales	$61,390	$73,378	$180,397	$204,028
Cost of sales (Note E)	47,313	54,364	141,269	148,904

Gross profit	14,077	19,014	39,128	55,124

Selling and administrative expenses (Note E)	11,305	13,600	36,462	41,490
Impairment charge (Note A)	—	23,850	15,607	23,850

Operating income (loss)	2,772	(18,436)	(12,941)	(10,216)

Interest expense, net	153	322	574	889

Pretax income (loss)	2,619	(18,758)	(13,515)	(11,105)

Income tax provision (benefit) (Note C)	1,007	(6,386)	(4,657)	(3,532)

Net income (loss)	$1,612	$(12,372)	$(8,858)	$(7,573)

Net income (loss) per share (Note G):

Basic	$0.14	$(1.01)	$(0.75)	$(0.61)

Diluted	$0.14	$(1.01)	$(0.75)	$(0.61)

Cash dividends declared per share	$0.21	$0.20	$0.63	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 27,	September 27,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$127	$178
Investments	892	820
Accounts receivable, less allowance for uncollectible accounts of $1,836 at June 27, 2009 and $1,611 at September 27, 2008	36,117	45,626
Inventories (Note B)	39,545	37,166
Deferred income taxes	4,581	4,680
Other current assets	3,869	1,528

Total current assets	85,131	89,998

Property, plant and equipment, less accumulated depreciation: $162,880 at June 27, 2009 and $153,606 at September 27, 2008	88,810	95,692

Goodwill (Note A)	24,305	39,912

Other intangibles, net (Note A)	3,770	3,920

Prepublication costs, net (Note A)	9,001	9,595

Other assets	1,619	1,381

Total assets	$212,636	$240,498

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 27,	September 27,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$93	$93
Accounts payable	10,174	16,966
Accrued payroll	5,432	6,587
Accrued taxes	730	3,560
Other current liabilities	7,221	5,970

Total current liabilities	23,650	33,176

Long-term debt	24,524	23,646
Deferred income taxes	775	4,687
Other liabilities	2,478	2,765

Total liabilities	51,427	64,274

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,911,000 at June 27, 2009 and 11,878,000 at September 27, 2008	11,911	11,878
Additional paid-in capital	16,081	14,788
Retained earnings	133,567	149,920
Accumulated other comprehensive loss	(350)	(362)

Total stockholders’ equity	161,209	176,224

Total liabilities and stockholders’ equity	$212,636	$240,498

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 27,	June 28,
	2009	2008

Operating Activities:
Net loss	$(8,858)	$(7,573)
Adjustments to reconcile net loss to cash provided from operating activities:
Depreciation and amortization	15,824	16,607
Impairment charges (Note A)	15,607	23,850
Stock-based compensation	1,073	955
Deferred income taxes	(3,813)	(5,098)
Changes in assets and liabilities:
Accounts receivable	9,509	228
Inventory	(2,379)	(1,426)
Accounts payable	(6,792)	(5,242)
Accrued taxes	(2,830)	(1,166)
Other elements of working capital	(2,245)	(1,975)
Other, net	(150)	(855)

Cash provided from operating activities	14,946	18,305

Investment Activities:
Capital expenditures	(5,601)	(7,755)
Prepublication costs	(3,119)	(3,689)
Short-term investments	(72)	—

Cash used for investment activities	(8,792)	(11,444)

Financing Activities:
Long-term debt borrowings, net	878	10,755
Cash dividends	(7,495)	(7,469)
Proceeds from stock plans	412	1,269
Stock repurchases	—	(12,055)
Excess tax benefits from stock-based compensation	—	33

Cash used for financing activities	(6,205)	(7,467)

Decrease in cash and cash equivalents	(51)	(606)

Cash and cash equivalents at the beginning of the period	178	1,549

Cash and cash equivalents at the end of the period	$127	$943

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of June 27, 2009, the statements of operations for the three-month and nine-month periods ended June 27, 2009 and June 28, 2008, and the statements of cash flows for the nine-month periods ended June 27, 2009 and June 28, 2008 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Such events were evaluated through August 6, 2009, the date of financial statement issuance.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 27, 2008 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended September 27, 2008.

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment.  Due to a decline in sales and profits at Dover Publications, Inc. (“Dover”), resulting from the continued downturn in the economic environment and in consumer spending, the Company performed an interim test of goodwill for Dover, one of the companies in its specialty publishing segment, in the second quarter of fiscal 2009.

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

In the third quarter of fiscal 2008, impairment testing was performed on the goodwill and other intangible assets of Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), resulting in a pre-tax impairment charge of $23.9 million.

“Other intangibles” includes customer lists related to Creative Homeowner and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively.  Amortization expense related to customer lists was approximately $50,000 and $200,000 in the third quarters of fiscal 2009 and 2008, respectively, and for the first nine months was approximately $150,000 and $600,000 in fiscal 2009 and 2008, respectively.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, accounts payable and debt obligations.  At June 27, 2009 and September 27, 2008, the fair value of the Company’s financial instruments approximated their carrying values.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes requirements for subsequent events. SFAS 165 was effective for interim or annual periods ending after June 15, 2009.  Adoption of SFAS 165 in the third quarter did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.  The Company is now required to provide additional disclosures, which are included in Note A.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1” and “APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures regarding the fair values of financial instruments in interim financial information and does not change the accounting treatment for these financial instruments. The Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1 during the third quarter and the required disclosures are included in Note A.

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

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 51% and 44% of the Company’s inventories at June 27, 2009 and September 27, 2008, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 27, 2009	September 27, 2008
Raw materials	$4,585	$5,263
Work in process	8,366	8,091
Finished goods	26,594	23,812
Total	$39,545	$37,166

C.            INCOME TAXES

The provision (benefit) for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	June 27,		June 28,
	2009		2008
Federal taxes at statutory rates	$917	35.0%	$(6,565)	(35.0)%
State taxes, net of federal tax benefit	121	4.6	225	1.2
Federal manufacturer’s deduction	(27)	(1.0)	(61)	(0.3)
Other	(4)	(0.2)	15	0.1
Total	$1,007	38.4%	$(6,386)	(34.0)%

	(000’s Omitted)
	Nine Months Ended
	June 27,		June 28,
	2009		2008
Federal taxes at statutory rates	$(4,730)	(35.0)%	$(3,887)	(35.0)%
State taxes, net of federal tax benefit	96	0.7	486	4.4
Federal manufacturer’s deduction	(20)	(0.1)	(155)	(1.4)
Other	(3)	—	24	0.2
Total	$(4,657)	(34.5)%	$(3,532)	(31.8)%

The tax benefits related to the impairment charges in both fiscal 2009 and 2008 were recognized at 35% (see Note A).  No state tax benefits were recognized as the Company fully provided valuation allowances on the related deferred state tax assets.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table provides segment information for the three-month and nine-month periods ended June 27, 2009 and June 28, 2008.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Net sales:
Book manufacturing	$52,691	$63,187	$153,472	$166,253
Specialty publishing	11,327	13,362	34,888	45,376
Elimination of intersegment sales	(2,628)	(3,171)	(7,963)	(7,601)
Total	$61,390	$73,378	$180,397	$204,028

Pretax income (loss):
Book manufacturing operating income	$3,740	$8,104	$6,676	$15,801
Specialty publishing operating loss	(624)	(2,516)	(3,117)	(1,389)
Impairment charges (Note A)	—	(23,850)	(15,607)	(23,850)
Stock-based compensation	(347)	(213)	(1,072)	(955)
Elimination of intersegment profit	3	39	179	177
Interest expense, net	(153)	(322)	(574)	(889)
Total	$2,619	$(18,758)	$(13,515)	$(11,105)

E.             RESTRUCTURING COSTS

The Company recorded restructuring costs of $3.8 million in the first nine months of fiscal 2009. Restructuring costs included employee severance expenses related to cost savings initiatives in both of the Company’s segments as well as ceasing Creative Homeowner’s distribution services within the specialty publishing segment.  Restructuring costs also included expenses related to closing and consolidating the Book-mart Press manufacturing facility within the book manufacturing segment during the second quarter of fiscal 2009.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following tables detail restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s Omitted)
	Quarter Ended June 27, 2009			Nine Months Ended June 27, 2009
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Employee severance costs	$65	—	$65	$1,193	$484	$1,677
Write down of property, plant and equipment		—	—	591	—	591
Inventory write downs		—	—	778	—	778
Lease termination and other facility closure costs		—	—	748	—	748
Total restructuring costs	$65	$0	$65	$3,310	$484	$3,794

Included in cost of sales	$65	—	$65	$2,819	$107	$2,926
Included in selling and administrative expenses	—	—	—	491	377	868
Total restructuring costs	$65	$0	$65	$3,310	$484	$3,794

Employee severance costs in the specialty publishing segment included centralizing back office and order fulfillment operations in addition to ceasing Creative Homeowner’s distribution services.  Within the book manufacturing segment, the Company closed its Book-mart Press manufacturing facility during the second quarter in order to reduce redundant capacity and to lower costs and is consolidating its operations into the Company’s other manufacturing facilities.  The Book-mart Press facility, located in North Bergen, New Jersey, was dedicated to short-run, single-color production.  Also during the second quarter, a voluntary severance program was offered throughout the Company, which was followed by additional workforce reductions in the book manufacturing segment due primarily to reduced one- and two-color capacity utilization.  At June 27, 2009, approximately $235,000 of severance costs were accrued in the accompanying consolidated condensed balance sheet and the Company anticipates that payments associated with employee terminations will be substantially completed by September 2009.

In connection with the closing and consolidation of the Book-mart Press facility, the Company wrote down the carrying value of assets that will not be utilized at other locations and for which the carrying value exceeded the fair value.  Where applicable, the fair value of such assets was determined by estimating the proceeds that would be received based on the market value of similar assets. Lease termination and other Book-mart Press facility closure costs accrued in the accompanying consolidated condensed balance sheet at June 27, 2009 were approximately $420,000.  Payments related to the lease obligation are scheduled to continue until July 2010.

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the third quarters of fiscal 2009 and 2008 was $347,000 and $213,000, respectively.  The related tax benefit recognized in the third quarters of fiscal 2009 and 2008 was $113,000 and $62,000, respectively. For the first nine months of 2009 and 2008, stock-based compensation was $1,072,000 and $955,000, respectively, and the related tax benefit recognized was $350,000 and $293,000, respectively.  Unrecognized stock-based compensation cost at June 27, 2009 was $1.4 million, to be recognized over a weighted-average period of 1.8 years.

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

The following is a summary of option activity under this plan in the first nine months of fiscal 2009:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 27, 2008	429,466	$25.86
Expired	(1,552)	36.41
Forfeited	(334)	37.29
Outstanding at June 27, 2009	427,580	$25.81	2.4	—

Exercisable at June 27, 2009	268,849	$25.53	1.5	—
Available for future grants	263,880

During the first nine months of fiscal 2009, 50 stock awards were granted with a weighted-average fair value of $15.58 per share, 2,167 stock grants vested with a weighted-average fair value of $40.72 per share, and 333 stock grants were forfeited with a weighted-average fair value of $43.55 per share.  At June 27, 2009, non-vested stock grants outstanding were 48,659 shares with a weighted-average grant-date fair value of $30.47.

Directors’ Option Plans: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the 2005 Plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years.  The 2005 Plan replaced the previous non-employee directors’ plan, which had been adopted in 1989.  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.  The key assumptions used to value options issued in fiscal 2009 were a risk-free interest rate of 2.0%, expected volatility of 39%, a dividend yield of 5.6%, and an expected life of five years.   The following table provides activity under the directors’ option plans in the first nine months of fiscal 2009:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 27, 2008	163,620	$31.63
Issued	42,000	15.08
Expired	(22,500)	20.97
Outstanding at June 27, 2009	183,120	$29.14	2.7	—

Exercisable at June 27, 2009	183,120	$29.14	2.7	—
Available for future grants	8,994

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 9,616 such shares were issued in fiscal 2009 with a fair market value of $15.08 per share.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  On March 1, 2009, 23,028 shares were issued under the ESPP at a price of $11.58 per share. At June 27, 2009, there were 29,308 shares available for future issuances.

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

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Average shares outstanding for basic	11,861	12,252	11,844	12,397
Effect of potentially dilutive shares	10	—	—	—
Average shares outstanding for diluted	11,871	12,252	11,844	12,397

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

Goodwill and Other Intangibles  Other intangibles include customer lists which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 27, 2008 resulting in no change to the nature or carrying amounts of its intangible assets in the book manufacturing segment.  In the second quarter of fiscal 2009, the Company performed an interim impairment test for Dover Publications, Inc. (“Dover”), a reporting unit within the specialty publishing segment, due to the continued downturn in the economic environment and in consumer spending.  As a result of the impairment test, the Company concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value and a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, was recorded at the end of the second quarter.  The Company continues to monitor the value of its intangible assets closely in each of its segments.  Changes in market conditions, further declines in operating results or cash flows, or deterioration in the market value of the Company or its peers, could result in an impairment charge in the future.  Continued disruption in the credit markets may contribute to possible future impairment charges.

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

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 27, 2009	June 28, 2008	% Change	June 27, 2009	June 28, 2008	% Change

Net sales	$61,390	$73,378	-16.3%	$180,397	$204,028	-11.6%
Cost of sales	47,313	54,364	-13.0%	141,269	148,904	-5.1%
Gross profit	14,077	19,014	-26.0%	39,128	55,124	-29.0%
As a percentage of sales	22.9%	25.9%		21.7%	27.0%
Selling and administrative expenses	11,305	13,600	-16.9%	36,462	41,490	- 12.1%
Impairment charge	—	23,850		15,607	23,850
Operating income (loss)	2,772	(18,436)		(12,941)	(10,216)
Interest expense, net	153	322	-52.5%	574	889	-35.4%
Pretax income (loss)	2,619	(18,758)		(13,515)	(11,105)
Income tax provision (benefit)	1,007	(6,386)		(4,657)	(3,532)
Net income (loss)	$1,612	$(12,372)		$(8,858)	$(7,573)

Net income (loss) per diluted share	$0.14	$(1.01)		$(0.75)	$(0.61)

Revenues in the third quarter and first nine months of fiscal 2009 decreased in both of the Company’s segments compared to the same periods last year.  Book manufacturing segment revenues in the third quarter of fiscal 2009 were down 17% from the same period last year.  On a year-to-date basis, sales in this segment were down 8% compared to the corresponding period last year, with growth in sales of four-color books offset by reduced demand for one- and two-color books.  In the specialty publishing segment, revenues were down 15% in the third quarter and down 23% in the first nine months of fiscal 2009, compared to the same periods last year, primarily due to the weak economy and reduced consumer spending.  The winding down of Creative Homeowner’s book distribution services early in the second quarter also contributed to the segment’s sales decline compared to prior year periods.

The Company recorded net income in the third-quarter of $1.6 million, or $.14 per diluted share, and a net loss of $8.9 million, or $.75 per diluted share, for the first nine months of the year.  These results include restructuring costs related to cost saving initiatives in both of the Company’s segments of $3.8 million year to date.  In addition, the Company recorded a pre-tax impairment charge of $15.6 million at the end of the second quarter related to Dover’s goodwill. For the first nine months of fiscal 2009, these restructuring and impairment charges totaled $19.4 million, or $1.05 per diluted share.  The third quarter of fiscal 2008 included a pre-tax impairment charge related to Creative Homeowner’s goodwill and other intangibles of $23.9 million or $1.27 per diluted share.

Impairment Charges

The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is an operating segment or one level below an operating segment, on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Due to a decline in sales and profits at Dover, resulting from the continued downturn in the economic environment and in consumer spending, the Company performed an interim test of Dover’s goodwill in the second quarter of fiscal 2009. As a result of the impairment test, the Company concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value and recorded a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, at the end of the second quarter. On an after-tax basis, the impairment charge was $10.1 million, or $.86 per diluted share.  In the third quarter of fiscal 2008, a pre-tax impairment charge of $23.9 million was recorded related to goodwill and other intangible assets of Creative Homeowner.  On an after-tax basis, this impairment charge was $15.5 million, or $1.27 per diluted share.

Restructuring Costs

The Company recorded restructuring costs of $3.8 million in the first nine months of the year. Restructuring costs included employee severance expenses related to cost savings initiatives in both of the Company’s segments as well as ceasing Creative Homeowner’s distribution services within the specialty publishing segment.  Restructuring costs also included expenses related to closing and consolidating the Book-mart Press manufacturing facility within the book manufacturing segment during the second quarter of fiscal 2009.  The following tables detail restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s Omitted)
	Quarter Ended June 27, 2009			Nine Months Ended June 27, 2009
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Employee severance costs	$65	—	$65	$1,193	$484	$1,677
Write down of property, plant and equipment	—	—	—	591	—	591
Inventory write downs	—	—	—	778	—	778
Lease termination and other facility closure costs	—	—	—	748	—	748
Total restructuring costs	$65	$0	$65	$3,310	$484	$3,794

Included in cost of sales	$65	—	$65	$2,819	$107	$2,926
Included in selling and administrative expenses	—	—	—	491	377	868
Total restructuring costs	$65	$0	$65	$3,310	$484	$3,794

Employee severance costs in the specialty publishing segment included centralizing back office and order fulfillment operations in addition to ceasing Creative Homeowner’s distribution services.  Within the book manufacturing segment, the Company closed its Book-mart Press manufacturing facility during the second quarter in order to reduce redundant capacity and to lower costs and is consolidating its operations into the Company’s other manufacturing facilities.  The Book-mart Press facility, located in North Bergen, New Jersey, was dedicated to short-run, single-color production.  The Book-mart Press facility had 72 employees and sales of approximately $7 million annually.  Also during the second quarter, a voluntary severance program was offered throughout the Company, which was followed by additional workforce reductions in the book manufacturing segment due primarily to reduced one- and two-color capacity utilization.  Overall, total headcount has been reduced by approximately 12% during fiscal 2009.  At June 27, 2009, approximately $235,000 of severance costs remained accrued and the Company anticipates that payments associated with employee terminations will be substantially completed by September 2009.  Annual savings from the reduction in staffing are projected to be approximately $5 million in the book manufacturing segment and approximately $3 million in the specialty publishing segment.

In connection with the closing and consolidation of the Book-mart Press facility, the Company wrote down the carrying value of assets that will not be utilized at other locations and for which the carrying value exceeded the fair value.  Where applicable, the fair value of such assets was determined by estimating the proceeds that would be received based on the market value of similar assets. Lease termination and other Book-mart Press facility closure costs accrued at June 27, 2009 were approximately $420,000.  Payments related to the lease obligation are scheduled to continue until July 2010.  The Company anticipates additional expenses of approximately $300,000 related to consolidating and moving equipment from the Book-mart Press facility to the Company’s other manufacturing facilities over the next six months.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 27, 2009	June 28, 2008	% Change	June 27, 2009	June 28, 2008	% Change

Net sales	$52,691	$63,187	-16.6%	$153,472	$166,253	-7.7%
Cost of sales	42,824	47,536	-9.9%	126,964	127,415	0.4%
Gross profit	9,867	15,651	-37.0%	26,508	38,838	-31.7%
As a percentage of sales	18.7%	24.8%		17.3%	23.4%
Selling and administrative expenses	6,127	7,547	-18.8%	19,832	23,037	-13.9%
Operating income	$3,740	$8,104	-53.8%	$6,676	$15,801	-57.7%

Within the book manufacturing segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market were down 18% to $23 million in the third quarter and down 8% to $62 million for the first nine months compared to the same periods last year.  Higher education sales were up for the quarter and year to date, particularly growth in sales of four-color college textbooks, while sales of elementary and high school textbooks were down, largely due to continued pressure on state and local school budgets. Sales to the specialty trade market were down 10% to $13 million in the quarter compared to last year’s third quarter.  On a year-to-date basis, sales to this market were flat at $41 million when compared to the corresponding prior year period as growth in sales of four-color specialty trade books, as well as a number of new customers, was offset by declines in one- and two-color sales.  Sales to the religious market were down 18% to $15 million in the third quarter and were down 10% to $44 million in the first nine months compared to the same periods last year, reflecting a difficult fundraising environment in recent months.

A continuing decline in demand for one- and two-color books resulted in reduced capacity utilization at some of the Company’s manufacturing plants.  In response, faced with the weak economy and the need to reduce redundant capacity and lower costs, the Company closed its Book-mart Press manufacturing facility in the second quarter of fiscal 2009 and reduced one-color capacity in other manufacturing facilities.  Cost of sales in this segment decreased 10% to $42.8 million in the third quarter and was comparable to the first nine months of last year at $127.0 million, but increased as a percentage of sales for the third quarter and year to date, reflecting the impact of restructuring costs and lower capacity utilization.  Gross profit in the book manufacturing segment in the third quarter decreased to $9.9 million, or 19% of sales, down from $15.7 million, or 25% of sales, in the prior year’s third quarter.  Gross profit for the first nine months decreased to $26.5 million, or 17% of sales, compared to $38.8 million, or 23% of sales, in the same period last year.  In addition to the impact of lower sales and of restructuring costs of $2.8 million, the decline in gross profit year to date also reflects continued industry-wide competitive pricing pressures and reduced revenues from recycling programs.

Selling and administrative expenses for the book manufacturing segment decreased 19% in the third quarter to $6.1 million.  On a year-to-date basis, such expenses decreased 14% to $19.8 million, and, as a percentage of sales, decreased to 13% from 14%.  These decreases resulted from reductions in staffing and other cost saving initiatives implemented in the past year along with reduced variable compensation and were obtained despite restructuring costs of approximately $0.5 million in the second quarter of fiscal 2009.

Operating income in the book manufacturing segment in the third quarter was $3.7 million compared to operating income of $8.1 million in the same period last year.  Year to date, operating income was $6.7 million compared to $15.8 million in the first nine months of last year.  The decline in operating income includes restructuring costs of $3.3 million in the first nine months of fiscal 2009.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 27, 2009	June 28, 2008	% Change	June 27, 2009	June 28, 2008	% Change

Net sales	$11,327	$13,362	-15.2%	$34,888	$45,376	-23.1%
Cost of sales	7,120	10,041	-29.1%	22,447	29,268	-23.3%
Gross profit	4,207	3,321	26.7%	12,441	16,108	-22.8%
As a percentage of sales	37.1%	24.9%		35.7%	35.5%
Selling and administrative expenses	4,831	5,837	-17.2%	15,558	17,497	-11.1%
Operating loss	$(624)	$(2,516)		$(3,117)	$(1,389)

The Company’s specialty publishing segment reported second quarter sales of $11.3 million, down 15% from last year’s third quarter, primarily due to the impact of reduced consumer spending and book retailers managing inventory levels tightly.  Year-to-date segment sales decreased to $34.9 million, 23% below the first nine months of fiscal 2008. Sales at Creative Homeowner decreased 38% in the third quarter to $2.3 million and 46% in the first nine months to $8.5 million, compared to the corresponding periods last year.  These decreases reflect the persistent weakness in the nation’s housing sector, which has reduced store traffic and sales in the home center market, its largest channel, as well as the impact of ceasing its distribution services. In November 2008, the Company announced that Creative Homeowner would cease its book distribution services for one nationwide retailer, which was accomplished at the beginning of January, allowing Creative Homeowner to focus on its core publishing business. Dover’s sales decreased 8% to $7.3 million in the third quarter and decreased 10% to $21.6 million year to date, compared to the same periods last year.  Revenues for REA were flat in the third quarter at $1.7 million and were down 12% to $4.8 million on a year-to-date basis compared to the corresponding periods last year.  Revenues for Dover and REA were also impacted by the drop in consumer spending as well as continued inventory reductions by major book retailers and distributors in the first nine months of fiscal 2009.

Cost of sales in the specialty publishing segment decreased 29% to $7.1 million for the third quarter and decreased 23% to $22.4 million for the first nine months of fiscal 2009 reflecting the lower sales volume compared to the prior year periods.  The reduction in cost of sales for this segment was offset in part by restructuring costs related to employee severance of approximately $100,000.  Gross profit as a percentage of sales for the segment increased in the quarter to 37% from 25% in last year’s third quarter primarily as a result of Creative Homeowner ceasing its distribution services earlier this year and from approximately $1 million in charges last year to increase inventory reserves and write down the investment in underperforming titles.  On a year-to-date basis, gross profit as a percentage of sales was comparable to the prior year at 36% as the impact of lower volume was offset by cost savings initiatives, including cessation of Creative Homeowner’s distribution activities.

Selling and administrative expenses in this segment decreased 17% to $4.8 million and 11% to $15.6 million in the third quarter and first nine months, respectively, when compared to the same periods last year.  The decline in such expenses reflect reduced expenses related to Creative Homeowner’s former distribution services as well as cost savings initiatives throughout the segment.  These savings were offset in part by severance costs of approximately $400,000 for restructuring charges earlier in the year related to centralizing back office and order fulfillment operations in the segment in order to reduce costs and improve efficiency.

The operating loss for the specialty publishing segment for the third quarter was $624,000, compared to $2.5 million in last year’s third quarter, reflecting the impact of Creative Homeowner ceasing its distribution services earlier in this year as well as approximately $1 million in charges in last year’s third quarter to increase inventory reserves and write down the investment in underperforming titles.  On a year-to-date basis, the operating loss for this segment was $3.1 million compared to $1.4 million in the first nine months of fiscal 2008, reflecting the sales shortfall resulting from reduced spending by both retailers and consumers, as well as the restructuring charges incurred earlier in the year and losses incurred prior to winding down Creative Homeowner’s distribution services in January.

Total Consolidated Company

Interest expense, net of interest income, was $153,000 in the third quarter of fiscal 2009, compared to $322,000 of net interest expense in the same quarter last year.  For the first nine months, interest expense, net of interest income, was $574,000 compared to $889,000 of net interest expense in the first nine months of fiscal 2008. Average debt under the revolving credit facility in the third quarter of fiscal 2009 was approximately $27.2 million at an average annual interest rate of 0.9%, generating interest expense of approximately $62,000.  Average debt under the revolving credit facility in the third quarter of last year was approximately $29.8 million at an average annual interest rate of 3.2%, generating interest expense of approximately $240,000.  Average debt under the revolving credit facility for the first nine months of fiscal 2009 was approximately $26.4 million at an average annual interest rate of 1.6%, generating interest expense of approximately $320,000.  For the first nine months of fiscal 2008, average debt under this facility was approximately $24.0 million at an average annual interest rate of 4.3%, generating interest expense of approximately $770,000.  Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.  Interest capitalized in the first nine months of fiscal 2008 was approximately $123,000; no interest was capitalized in the first nine months of fiscal 2009.

The income tax provision for the third quarter was $1.0 million compared to an income tax benefit of $6.4 million in the same quarter last year.  On a year-to-date basis, the income tax benefit was $4.7 million compared to a benefit of $3.5 million for the first nine months of fiscal 2008. The tax benefits related to the impairment charges in both fiscal 2009 and 2008 were recognized at 35%; no state tax benefits were recognized as the Company fully provided valuation allowances on the related deferred state tax assets.  The effective tax rate in the quarter was 38.4% compared to 38.6% last year after excluding the effect of the tax benefit of Creative Homeowner’s impairment charge in the prior year’s third quarter.  Excluding the impairment charges in both years, the effective tax rate for the first nine months was 38.5% in fiscal 2009 compared to 37.8% last year, primarily because of a higher effective state tax rate.

Weighted average shares outstanding used to compute net income (loss) per diluted share decreased by 381,000 shares and 553,000 from last year’s third quarter and first nine months, respectively, primarily due to the Company’s repurchase of approximately 856,000 shares during fiscal 2008.

Liquidity and Capital Resources:

During the first nine months of fiscal 2009, operations provided $14.9 million of cash.  The year-to-date net loss of $8.9 million included a non-cash, after-tax impairment charge of $10.1 million.  Depreciation and amortization was $15.8 million, slightly lower than the first nine months of last year.  Working capital used $4.7 million compared to $9.6 million in the same period last year.  The improvement in working capital was primarily from a reduction in accounts receivable of $9.5 million, which was offset by an increase in inventories of $2.4 million and a decrease in accounts payable and accrued taxes totaling $9.6 million.

Investment activities in the first nine months of fiscal 2009 used $8.8 million of cash. Capital expenditures were $5.6 million, compared to $7.8 million in the same period last year.  For the entire fiscal year, capital expenditures are expected to be approximately $10 million, including approximately $4 million for the completion during the second quarter of a 150,000 square foot warehouse to support the expanded capacity at the Kendallville, Indiana facility.  Prepublication costs were $3.1 million, down from $3.7 million in the first nine months of last year.  For the full fiscal year, prepublication costs are projected to be between $4 and $4.5 million, slightly below last year’s $5 million.

Financing activities for the first nine months of fiscal 2009 used approximately $6.2 million of cash.  Cash dividends of $7.5 million were paid and borrowings increased by $0.9 million during the first nine months of fiscal 2009.  The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At June 27, 2009, the Company had $24.4 million in borrowings under this facility at an interest rate of 0.8%.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at June 27, 2009.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2009.

Recent Accounting Pronouncements:

In May 2009, the FASB issued SFAS No.165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes requirements for subsequent events. SFAS 165 was effective for interim or annual periods ending after June 15, 2009.  Adoption of SFAS 165 in the third quarter did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1” and “APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures regarding the fair values of financial instruments in interim financial information and does not change the accounting treatment for these financial instruments. The Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1 during the third quarter.

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

As a result of these and other factors, period-to-period comparisons of our operating results are not necessarily meaningful or indicative of future performance. In addition, the factors noted above may make it difficult for us to forecast and provide in a timely manner public guidance (including updates to prior guidance) related to our projected financial performance. Furthermore, it is possible that in future quarters our operating results could fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission and the stock exchanges, as well as new accounting pronouncements, are creating uncertainty and additional complexities for companies.  To maintain high standards of corporate governance and public disclosure, we continue to invest resources to comply with evolving standards.  This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating and cost management activities.

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

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.            Exhibits

Exhibit No.	Description
10.1*	Amendment, effective July 15, 2009, to the Courier Corporation Amended and Restated 1993 Stock Incentive Plan
10.2*	Amendment, effective July 15, 2009, to the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION
(Registrant)

August 6, 2009	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

August 6, 2009	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

August 6, 2009	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amendment, effective July 15, 2009, to the Courier Corporation Amended and Restated 1993 Stock Incentive Plan
10.2*	Amendment, effective July 15, 2009, to the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

* Filed herewith.