Form 10-K
period 2009-09-26
COURIER CORP
filed 2009-11-25
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-7597

Courier Corporation

A Massachusetts corporation

I.R.S. Employer Identification No. 04-2502514

15 Wellman Avenue, North Chelmsford, Massachusetts  01863

Telephone No. 978-251-6000

Securities registered pursuant to Section 12(b) of the Act:    Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $1 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2009).

Common Stock, $1 par value - $114,562,178

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of  November 20, 2009.

Common Stock, $1 par value - 11,956,586

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement dated December 4, 2009 for the Annual Meeting of Stockholders to be held on January 20, 2010 are incorporated herein by reference to Part III of this Form 10-K.

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

The book manufacturing segment focuses on streamlining the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution. Courier’s principal book manufacturing markets are religious, educational and specialty trade books with products including Bibles, educational textbooks and consumer books. On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indiana-based printer specializing in manufacturing book covers, which is included in this segment.  Revenues from this segment accounted for approximately 85% of Courier’s consolidated revenues in fiscal 2009.

The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), which was acquired on January 6, 2004, and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), which was acquired on April 28, 2006.  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art. REA publishes test preparation and study guide books for high school, college and graduate students, and professionals.  Creative Homeowner is a New Jersey-based publisher of books on home design, decorating, landscaping and gardening, and sells home plans. Revenues in this segment were approximately 19% of consolidated sales in fiscal 2009.

The combination of Dover’s, REA’s, and Creative Homeowner’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills are providing a comprehensive end-to-end publishing solution for Courier.

Sales by segment (in thousands)	2009	%	2008	%	2007	%

Book Manufacturing	$212,228	85%	$229,792	82%	$231,474	78%
Specialty Publishing	46,769	19%	61,767	22%	72,890	25%
Intersegment sales	(10,181)	(4)%	(11,235)	(4)%	(9,772)	(3)%
Total	$248,816	100%	$280,324	100%	$294,592	100%

Additional segment information, including the amounts of operating income and total assets, for each of the last three fiscal years, is contained in Note I in the Notes to Consolidated Financial Statements on pages F-21 to F-22 included in this Annual Report on Form 10-K.

BUSINESS SEGMENTS

BOOK MANUFACTURING SEGMENT

Courier’s book manufacturing segment produces hard and softcover books, as well as related services involved in managing the process of creating and distributing these products for publishers, religious organizations and other information providers.  Courier provides book manufacturing and related services from six facilities in Westford, Stoughton and North Chelmsford, Massachusetts; Philadelphia, Pennsylvania; and Kendallville and Terre Haute, Indiana.

In the second quarter of fiscal 2009, the Company closed its Book-mart Press manufacturing facility in order to reduce redundant capacity and to lower costs.  The Book-mart Press facility, located in North Bergen, New Jersey, was dedicated to short-run, single-color production. The Company consolidated the Book-mart Press operations into its other manufacturing facilities.

Courier’s book manufacturing operations consist of both electronic and conventional film processing and platemaking combined with printing and binding of soft and hard cover books.  Each of Courier’s six facilities have certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing, printing on lightweight paper, book cover production, and four-color book manufacturing.  These services are primarily sold to publishers of educational, religious and consumer books.  Since 2004, the Company has expanded its four-color book manufacturing capabilities with the addition of three new four-color presses at its Kendallville, Indiana facility. The Company is currently investing in state-of-the-art digital printing through a relationship with HP and plans to offer its customers a digital print option in the latter half of 2010.

During fiscal 2009, the Company was awarded Chain-of-Custody certification by two leading environmental organizations, the Sustainable Forestry Initiative (SFI) and the Programme for the Endorsement of Forestry Certification (PEFC). This new dual certification complements Courier’s existing certification by the Forest Stewardship Council (FSC) and marks the Company as “triple-certified” for its systematic adherence to environmentally responsible practices in the use of paper and other forest products throughout its manufacturing locations.

Courier’s book manufacturing sales force of 25 people is responsible for all of the Company’s sales to over 500 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Philadelphia, Pennsylvania; Terre Haute, Indiana; North Chelmsford and Westford, Massachusetts.

Sales to The Gideons International aggregated approximately 22% of consolidated sales in 2009 and 2008, and 20% in 2007.  Sales to Pearson plc aggregated approximately 22% of consolidated sales in 2009, 17% in 2008 and 16% in 2007. With the acquisition of Harcourt by Houghton Mifflin Company in December 2007, sales to the combined entity, Houghton Mifflin Harcourt Publishing Company, aggregated approximately 11% in 2008 but were less than 10% in 2009 as well as in years prior to 2008 for each of the separate entities. A significant reduction in order volumes or price levels from any of these customers could have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales.  The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 19% in 2009, 18% in 2008, and 16% in 2007.  Approximately 90% of the export sales were in the book manufacturing segment in each of these years.

All phases of Courier’s business are highly competitive.  The printing industry, exclusive of newspapers, includes over 35,000 companies.  While most of these companies are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.

SPECIALTY PUBLISHING SEGMENT

Dover, acquired by the Company in September 2000, is a publisher of books in over 30 specialty categories, including fine and commercial arts, children’s books, crafts, music scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift Editions™.  In 2005, Dover began developing proprietary packaged products under its Dover Fun Kits™ line.  In 2008, Dover introduced a new crafts line, Dover DesignWorks™, and a new premium series of hardcover reproductions, Dover Calla Editions™. Towards the end of 2009, Dover launched the first 15 titles in a new series of Sesame Street Activity Books.

Dover sells its products through most American bookstore chains, independent booksellers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and over the Internet at www.doverpublications.com.  Dover mails its proprietary catalogs to nearly 350,000 consumers and annually sends over 100 million emails to electing customers.  Dover also maintains www.DoverDirect.com, which is a business-to-business site for its retailers and distributors.

In the second quarter of fiscal 2009, due to a decline in sales and profits at Dover resulting from the continued downturn in the economic environment and in consumer spending, the Company recorded a non-cash, pre-tax impairment charge of $15.6 million, which represented 100% of Dover’s goodwill.

REA, acquired by the Company in January 2004, publishes more than 900 test preparation and study guide titles.  Product lines include Problem Solvers®, Essentials®, Super Reviews® and Test Preparation books.  REA sells its products around the world through major bookseller chains, college bookstores, and teachers’ supply stores, as well as directly to teachers and other consumers through catalogs and over the Internet at www.REA.com.

Creative Homeowner, acquired by the Company in April 2006, is a New Jersey-based publisher and distributor of books, home plans, and related products for the home and garden retail book market.  The Company purchased 100% of the stock of Creative Homeowner in a $37 million cash transaction.  The acquisition was accounted for as a purchase and accordingly, Creative Homeowner’s financial results were included in the Company’s consolidated financial statements from the date of acquisition.  Creative Homeowner’s 160 titles include books on home decoration, design and improvement, gardening and landscaping, and home arts.  Its products are sold primarily through home and garden centers, as well as bookstores and direct to consumers over the Internet at www.creativehomeowner.com.  From its line of home plan books, Creative Homeowner offers over 10,000 home plans from which consumers can order blueprints directly over the Internet at www.ultimatehomeplans.com.

In the third quarter of fiscal 2008, Creative Homeowner experienced a precipitous decline in sales and profits, due in large part to the continued downtown in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores.  As a result, the Company recorded a non-cash, pre-tax impairment charge of $23.6 million in fiscal 2008.  In addition to other remedial measures, the Company decided to cease Creative Homeowner’s book distribution operation that served a single customer, allowing it to concentrate on its principal publishing operations.  This transition was completed in the second quarter of fiscal 2009.

As part of Courier’s company-wide green initiative, Dover, REA and Creative Homeowner launched a new line of books in 2008 under a new mark owned by Courier, Green Edition™.  In order to be eligible to bear the mark, books must not only be manufactured from recycled paper but also be manufactured in the United States.  As a result, books that carry this mark have a smaller environmental impact than most books.  The mark is being licensed to other publishing customers who have also expressed a desire to use it.

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

MATERIALS AND SUPPLIES

Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements.  Many of Courier’s book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production.  Dover, REA and Creative Homeowner purchase a significant portion of their books from Courier’s book manufacturing operations. There were no significant changes in paper prices in the last three years.

ENVIRONMENTAL REGULATIONS

The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose were made in 2009 or are anticipated in 2010.  In 2007, the Company adopted an “Environmental, Health and Safety Policy” which is available on the Company’s website at www.courier.com. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s financial condition or liquidity.

EMPLOYEES

The Company employed 1,603 persons at September 26, 2009 compared to 1,825 a year ago.  The Company’s relations with its employees are satisfactory.

OTHER

Courier’s overall business is not significantly seasonal in nature, although demand is normally highest in the Company’s fourth quarter.  Educational publishers in the book manufacturing segment and Dover’s business all contribute to this higher fourth quarter demand. There is no portion of Courier’s business subject to cancellation of government contracts or renegotiation of profits.

Courier does not hold any material patents, licenses, franchises or concessions upon which our operations are dependent, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the Internet in connection with each of its business segments.  Substantially all of REA’s and Creative Homeowner’s publications and a majority of Dover’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.  Many of Dover’s publications include material that is in the public domain.

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

Industry competition and consolidation may increase pricing pressures and adversely impact our margins or result in a loss of customers.

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

A reduction in orders or pricing from, or the loss of, any of our significant customers may adversely impact our operating results.

We derived approximately 44% of our fiscal 2009 revenues from two major customers.  In fiscal 2008, we derived approximately 50% of our revenues from three major customers.  We expect similar concentrations in fiscal 2010.  We do business with these customers on a purchase order basis and they are not bound to purchase at particular volume or pricing levels.  As a result, any of these customers could determine to reduce their order volume with us or demand reduced pricing.  A significant reduction in order volumes or price levels with, or the loss of, any of these customers could have a material adverse effect on our results of operations and financial condition.

The substitution of electronic delivery for printed materials may adversely affect our business.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offers alternatives to traditional delivery of printed documents.  Widespread consumer acceptance of electronic delivery of books is uncertain, as is the extent to which consumers are willing to replace print materials with online hosted media content.  To the extent that our customers’ acceptance of these electronic alternatives should continue to grow, demand for our printed products may be adversely affected.

Declines in general economic conditions may adversely impact our business.

Economic conditions have the potential to impact our financial results significantly.  Within the book manufacturing and specialty publishing segments, we may be adversely affected by the current worldwide economic downturn, including as a result of changes in government, business and consumer spending.  Examples of how our financial results may be impacted include:

•                  Fluctuations in federal or state government spending on education, including a reduction in tax revenues due to the current economic environment, could lead to a corresponding decrease in the demand for educational materials, which are produced in our book manufacturing segment and comprise a portion of our publishing products.

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

•                  Reduced fundraising by religious customers may decrease their order levels.

•                  A slowdown in book purchases may result in retailers returning an unusually large number of books to publishers who, in turn reduce their reorders.

A failure to keep pace with rapid industrial and technological change may have an adverse impact on our business.

The printing industry is in a period of rapid technological evolution.  Our future financial performance will depend, in part, upon the ability to anticipate and adapt to rapid industrial and technological changes occurring in the industry and upon the ability to offer, on a timely basis, services that meet evolving industry standards.  If we are unable to adapt to such technological changes, we may lose customers and may not be able to maintain our competitive position.  We are unable to predict which of the many possible future product and service offerings will be important to establish and maintain a competitive position or what expenditures will be required to develop and provide these products and services.  We cannot assure investors that one or more of these factors will not vary unpredictably, which could have a material adverse effect on us. In addition, we cannot assure investors, even if these factors turn out as we anticipate, that we will be able to implement our strategy or that the strategy will be successful in this rapidly evolving market.

Our operating results are unpredictable and fluctuate significantly, which may adversely affect our stock price.

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

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets.

We perform an annual assessment for impairment of goodwill and other intangible assets at the end of our fiscal year or whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below it’s carrying value.  A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill and non-cash charges.  Any impairment charge could have a significant negative effect on our reported results of operations.  For example, in the second quarter of fiscal 2009, due to a decline in sales and profits at Dover resulting from the continued downturn in the economic environment and in consumer spending, the Company recorded a non-cash, pre-tax impairment charge of $15.6 million, which represented 100% of Dover’s goodwill.

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

A failure to maintain or improve our operating efficiencies could adversely impact our profitability.

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

We use various materials in our operations that contain substances considered hazardous or toxic under environmental laws.  In addition, our operations are subject to federal, state, and local environmental laws relating to, among other things, air emissions, waste generation, handling, management and disposal, waste water treatment and discharge and remediation of soil and groundwater contamination.  Permits are required for the operation of certain of our businesses and these permits are subject to renewal, modification and in some circumstances, revocation.  Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA,” commonly referred to as “Superfund”), and similar state laws and regulations, we may be liable for costs and damages relating to soil and groundwater contamination at off-site disposal locations or at our facilities.  Future changes to environmental laws and regulations may give rise to additional costs or liabilities that could have a material adverse impact on our financial position and results of operations.

A failure to successfully integrate acquired businesses may have a material adverse effect on our business or operations.

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

A failure to hire and train key executives and other qualified employees could adversely affect our business.

Our success depends, in part, on our ability to continue to retain our executive officers and key management personnel.  Our business strategy also depends on our ability to attract, develop, motivate and retain employees who have relevant experience in the printing and publishing industries.  There can be no assurance that we can continue to attract and retain the necessary talented employees, including executive officers and other key members of management and, if we fail to do so, it could adversely affect our business.

A lack of skilled employees to manufacture our products may adversely affect our business.

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

We are subject to various laws and regulations that may require significant expenditures.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

REAL PROPERTIES

The following schedule lists the facilities owned or leased by Courier at September 26, 2009. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

Principal Activity and Location (Year Constructed)	Owned/ Leased	Square Feet
Corporate headquarters and executive offices
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA
(1922, 1959, 1963, 1966, 1967, 1980, 1990)	Owned	303,000
Kendallville plant, Kendallville, IN
(1978, 2004, 2006, 2007)	Owned	273,000
Kendallville warehouse, IN (2009)	Owned	150,000	(2)
National plant, Philadelphia, PA (1974, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000
Moore Langen plant, Terre Haute, IN (1969, 1987)	Owned	43,000
Dover offices and warehouses
Mineola, New York (1948-1983)	Leased	106,000
Westford, MA (1922, 1963, 1966)	Owned	90,000
REA offices and warehouse
Piscataway, New Jersey (1987)	Leased	39,000
Creative Homeowner offices and warehouse
Upper Saddle River, New Jersey (1987)	Leased	42,000

(1)                              Also houses warehousing and fulfillment operations supporting the book manufacturing segment and sales and marketing offices for both the book manufacturing and specialty publishing segments.

(2)                              In the second quarter of fiscal 2009, the Company completed construction of a 150,000 square foot warehouse to replace formerly leased warehouses.

EQUIPMENT

The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases certain computers, image setters and other electronic prepress equipment, which are subject to more rapid obsolescence.  Capital expenditures amounted to approximately $10.1 million in 2009, $12.9 million in 2008, and $26.4 million in 2007. Capital expenditures in 2009 included approximately $4 million for completion of a 150,000 square foot warehouse to replace existing leased warehouse space and to better support the significant expansion of the nearby manufacturing plant in Kendallville, Indiana, as well as approximately $2 million in deposits for digital print equipment.  Fiscal 2010 capital expenditures are expected to be between $12 and $14 million, half of which relates to a new digital print operation. Courier considers its equipment to be in good operating condition and adequate for its present needs.

ENCUMBRANCES AND RENTAL OBLIGATIONS

For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements on pages F-13 and F-14 of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note E of Notes to Consolidated Financial Statements, which appears on page F-14 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company is subject to various legal proceedings and claims.  The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 26, 2009.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PEER PERFORMANCE TABLE

The graph below compares the Company’s cumulative total stockholder return on its Common Stock with the cumulative total return on the Standard & Poor’s 500 stock index (the “S&P 500 Index”) and a peer group of companies selected by the Corporation for purposes of the comparison and described more fully below (the “Peer Group”).  This graph assumes the investment of $100 on October 1, 2004 in each of Courier Common Stock, the S&P 500 Index, and the Peer Group Common Stock, and reinvestment of quarterly dividends at the monthly closing stock prices.  The returns of each company have been weighted annually for their respective stock market capitalizations in computing the S&P 500 and Peer Group indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Courier Corporation, S&P 500 Index, Peer Group

The Peer Group includes the following seven companies:  Borders Group, Inc., Bowne & Company, Inc., Consolidated Graphics, Ennis Business Forms, Inc., Scholastic Corporation, The Standard Register Company, and John Wiley & Sons, Inc.

Other information required by this Item is contained in the section captioned “Selected Quarterly Financial Data (Unaudited)” appearing on page F-39 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data.

The information required by this Item is contained in the section captioned “Five-Year Financial Summary” appearing on page F-24 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is contained in the section captioned “Management’s Discussion and Analysis” on pages F-25 through F-38 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A of Notes to Consolidated Financial Statements, which appear on pages F-7 through F-11 of this Annual Report on Form 10-K.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate, with further information contained in Note D on pages F-13 and F-14 of this Annual Report on Form 10-K.  The Company believes it is remote that this could have a material impact on results of operations.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is contained on pages F-1 through F-23 of this Annual Report on Form 10-K.

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

(b)           Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has filed with the Securities and Exchange Commission the required certifications related to its consolidated financial statements as of and for the year ended September 26, 2009.  These certifications are exhibits to this Annual Report on Form 10-K for the year ended September 26, 2009.

(d)                              Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 26, 2009.

In making its assessment of the Company’s internal control over financial reporting, the Company’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of September 26, 2009.   Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued its attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 26, 2009, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited the internal control over financial reporting of Courier Corporation and subsidiaries (the “Company”) as of September 26, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 26, 2009 of the Company and our report dated November 25, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP

Boston, Massachusetts

November 25, 2009

(e)                              Limitations on Design and Effectiveness of Controls

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

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	57	Chairman, President and Chief Executive Officer

Robert P. Story, Jr.	58	Director, Executive Vice President, and Chief Operating Officer

Peter M. Folger	56	Senior Vice President and Chief Financial Officer

Rajeev Balakrishna	39	Vice President, General Counsel, Secretary and Clerk

Eric J. Zimmerman	44	Vice President, Publishing

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

All other information called for by Item 10 is contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 20, 2010.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 is contained in the definitive Proxy Statement, under the caption “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 20, 2010.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of September 26, 2009 regarding shares of common stock of the Company that may be issued under its existing compensation plans, including the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”), the Courier Corporation 1999 Employee Stock Purchase Plan, the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”), and the Courier Corporation 1989 Deferred Income Stock Option Plan for Non-Employee Directors, which was replaced by the 2005 Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	650,573	$25.93	210,050
Equity compensation plans not approved by security holders	—	—	—

Total	650,573	$25.93	210,050

(1)            Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.

(2)            11,776 shares of these 210,050 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(3)            Includes up to 193,773 securities that may be issued in the form of restricted stock.

All other information called for by Item 12 is contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 20, 2010.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Information called for by Item 13 is contained in the definitive Proxy Statement, under the captions “Director Independence” and “Related Party Transactions,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 20, 2010.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by Item 14 is contained in the definitive Proxy Statement, under the caption “Item 2: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 20, 2010.  Such information is incorporated herein by reference.

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

3A-10

Articles of Amendment to the Articles of Organization of Courier Corporation for Amended and Restated Resolutions of Directors (establishing Series B Junior Participating Cumulative Preferred Stock), as of March 19, 2009, (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 19, 2009, and incorporated herein by reference).

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

10.1+*	Courier Corporation Deferred Compensation Program as Amended and Restated as of January 1, 2009.

10.2+*	First Amendment to Terms and Conditions of Courier Corporation Deferred Compensation Program as Amended and Restated as of January 1, 2009, effective January 1, 2010.

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

10C-2+

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

10D+

Courier Corporation Senior Executive Severance Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 7, 2005, and incorporated herein by reference).

10E

Rights Agreement between Courier Corporation and Computershare Trust Company, N.A., as Rights Agent, dated March 18, 2009 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 18, 2009, and incorporated herein by reference).

10F-1+

Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 21, 1999, and incorporated herein by reference).

10F-2+

Amendment, effective March 1, 2005, to the Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, and incorporated herein by reference).

10G-1+	Agreement, as of March 3, 1993, of Courier Corporation relating to employment contract and supplemental retirement benefit with George Q.

Nichols (filed as Exhibit 10J to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10G-2+

Amendment, as of April 16, 1997, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10J-2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997, and incorporated herein by reference).

10G-3+

Amendment, as of November 9, 2000, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10I-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, and incorporated herein by reference).

10H

Second Amended and Restated Revolving Credit Agreement, dated May 23, 2008, between Courier Corporation, RBS Citizens, KeyBank, Wells Fargo Bank, and J P Morgan Chase Bank providing for a $100 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on May 29, 2008, and incorporated herein by reference).

10I-1+	Courier Corporation Amended and Restated 1993 Stock Incentive Plan (filed January 19, 2005 as Exhibit 10.5 to the Company’s Registration Statement No. 333-122136 and incorporated herein by reference).

10I-2+

Amendment, effective July 15, 2009, to the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2009 and incorporated herein by reference).

10I-3+

Form of Incentive Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10I-4+

Form of Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10I-5+

Form of Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10J-1+	Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (filed January 19, 2005 as Exhibit 10.1 to the Company’s

Registration Statement No. 333-122137 and incorporated herein by reference).

10J-2+

Amendment, effective July 15, 2009, to the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2009 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 2009.

COURIER CORPORATION

By:	s/James F. Conway III
James F. Conway III
Chairman, President and Chief Executive Officer

By:	s/Peter M. Folger
Peter M. Folger
Senior Vice President and Chief Financial Officer

By:	s/Kathleen M. Leon
Kathleen M. Leon
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on November 25, 2009.

s/James F. Conway III	s/Peter K. Markell
James F. Conway III	Peter K. Markell
Chairman, President and	Director
Chief Executive Officer

s/Paul Braverman	s/Ronald L. Skates
Paul Braverman	Ronald L. Skates
Director	Director

s/Kathleen Foley Curley	s/Robert P. Story, Jr.
Kathleen Foley Curley	Robert P. Story, Jr.
Director	Director

s/Edward J. Hoff	s/ W. Nicholas Thorndike
Edward J. Hoff	W. Nicholas Thorndike
Director	Director

s/Arnold S. Lerner	s/ Susan L. Wagner
Arnold S. Lerner	Susan L. Wagner
Director	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation

North Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the “Company”) as of September 26, 2009 and September 27, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 26, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries as of September 26, 2009 and September 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 26, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2009 expressed  an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 25, 2009

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	For the Years Ended
	September 26,	September 27,	September 29,
	2009	2008	2007

Net sales (Note A)	$248,816	$280,324	$294,592
Cost of sales (Note H)	191,085	202,445	198,229

Gross profit	57,731	77,879	96,363

Selling and administrative expenses (Note H)	46,385	53,034	53,926
Impairment charges (Note A)	15,607	23,643	—

Operating income (loss)	(4,261)	1,202	42,437

Interest expense, net (Notes A and D)	676	1,133	1,571

Pretax income (loss)	(4,937)	69	40,866

Income tax (benefit) provision (Note C)	(1,796)	439	15,121

Net income (loss)	$(3,141)	$(370)	$25,745

Net income (loss) per share (Notes A and J):

Basic	$(0.27)	$(0.03)	$2.06

Diluted	$(0.27)	$(0.03)	$2.03

Cash dividends declared per share	$0.84	$0.80	$0.72

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 26,	September 27,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$492	$178
Investments (Note A)	1,017	820
Accounts receivable, less allowance for uncollectible accounts of $1,600 in 2009 and $1,611 in 2008 (Note A)	34,176	45,626
Inventories (Note B)	38,026	37,166
Deferred income taxes (Note C)	4,462	4,680
Other current assets	1,404	1,528

Total current assets	79,577	89,998

Property, plant and equipment (Note A):
Land	1,934	1,934
Buildings and improvements	41,137	35,541
Machinery and equipment	201,910	205,537
Furniture and fixtures	2,090	2,341
Construction in progress	3,466	3,945

	250,537	249,298

Less - Accumulated depreciation and amortization	(160,783)	(153,606)

Property, plant and equipment, net	89,754	95,692

Goodwill (Notes A and I)	24,980	39,912
Other intangibles, net (Note A)	3,720	3,920
Prepublication costs, net (Note A)	9,194	9,595
Other assets (Note G)	1,212	1,381

Total assets	$208,437	$240,498

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 26,	September 27,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$96	$93
Accounts payable (Note A)	10,974	16,966
Accrued payroll	5,950	6,587
Accrued taxes (Note C)	3,032	3,560
Other current liabilities (Note G)	7,098	5,970
Total current liabilities	27,150	33,176

Long-term debt (Notes A and D)	13,514	23,646
Deferred income taxes (Note C)	177	4,687
Other liabilities (Notes C and G)	3,006	2,765

Total liabilities	43,847	64,274

Commitments and contingencies (Note E)

Stockholders’ equity (Notes A, F and G):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,956,000 shares in 2009 and 11,878,000 in 2008	11,956	11,878
Additional paid-in capital	16,479	14,788
Retained earnings	136,782	149,920
Accumulated other comprehensive loss	(627)	(362)

Total stockholders’ equity	164,590	176,224

Total liabilities and stockholders’ equity	$208,437	$240,498

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended
	September 26,	September 27,	September 29,
	2009	2008	2007

Operating Activities:
Net income (loss)	$(3,141)	$(370)	$25,745
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	21,401	21,373	18,856
Impairment charges (Note A)	15,607	23,643	—
Stock-based compensation (Notes A and F)	1,424	1,313	1,460
Deferred income taxes (Note C)	(4,966)	(5,970)	1,098
Changes in assets and liabilities:
Accounts receivable	11,450	2,047	(1,671)
Inventory	(860)	1,017	(8,618)
Accounts payable	(5,992)	(3,145)	4,333
Accrued taxes	(528)	1,431	(1,233)
Other elements of working capital	615	(1,482)	(2,966)
Other long-term, net	(174)	(1,118)	451

Cash provided from operating activities	34,836	38,739	37,455

Investment Activities:
Capital expenditures	(10,084)	(12,865)	(26,378)
Prepublication costs (Note A)	(4,782)	(5,000)	(5,417)
Short-term investments	(197)	(820)	—

Cash used for investment activities	(15,063)	(18,685)	(31,795)

Financing Activities:
Long-term debt (repayments) borrowings	(10,129)	6,273	156
Cash dividends	(9,997)	(9,881)	(9,007)
Proceeds from stock plans	667	1,749	2,608
Share repurchases (Note K)	—	(19,592)	—
Excess tax benefits from stock-based compensation	—	26	649

Cash used for financing activities	(19,459)	(21,425)	(5,594)

Increase (decrease) in cash and cash equivalents	314	(1,371)	66

Cash and cash equivalents at the beginning of the period	178	1,549	1,483

Cash and cash equivalents at the end of the period	$492	$178	$1,549

Supplemental cash flow information:
Interest paid	$641	$1,246	$1,604
Income taxes paid (net of refunds)	$3,799	$4,926	$14,447

Supplemental disclosure of noncash investing and financing activities:
Property and equipment costs included in accounts payable and accrued expenses	$390	$3,246	$5,301

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
	Total				Other
	Stockholders’	Common	Additional	Retained	Comprehensive
	Equity	Stock	Paid-In Capital	Earnings	Loss

Balance, September 30, 2006	$182,326	$12,445	$8,592	$161,289	$—

Net income	25,745	—	—	25,745	—
Cash dividends	(9,007)	—	—	(9,007)	—
Accounting transition adjustment (Note G)	(505)	—	—	—	(505)
Stock-based compensation (Note F)	1,460	5	1,455	—	—
Other stock plan activity	3,092	162	2,930	—	—
Cumulative effect of change in accounting principle (Note C)	(108)	—	—	(108)	—

Balance, September 29, 2007	203,003	12,612	12,977	177,919	(505)

Net loss	(370)	—	—	(370)	—
Cash dividends	(9,881)	—	—	(9,881)	—
Change in pension obligation, net of tax (Note G)	143	—	—	—	143
Stock-based compensation (Note F)	1,313	6	1,307	—	—
Share repurchases (Note K)	(19,592)	(856)	(988)	(17,748)	—
Other stock plan activity	1,608	116	1,492	—	—

Balance, September 27, 2008	176,224	11,878	14,788	149,920	(362)

Net loss	(3,141)	—	—	(3,141)	—
Cash dividends	(9,997)	—	—	(9,997)	—
Change in pension obligation, net of tax (Note G)	(265)	—	—	—	(265)
Stock-based compensation (Note F)	1,424	11	1,413	—	—
Other stock plan activity	345	67	278	—	—

Balance, September 26, 2009	$164,590	$11,956	$16,479	$136,782	$(627)

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

Financial Instruments: Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, accounts payable and debt obligations.  At September 26, 2009 and September 27, 2008, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing (see Note D).  The Company classifies as cash and cash equivalents amounts on deposit in banks and instruments with maturities of three months or less at time of purchase.

Investments consist of mutual fund investments for which underlying funds primarily invest in equity securities.  Such short-term instruments are held for trading purposes.  These investments are classified as trading securities and are recorded at fair value utilizing quoted prices in active markets at year end.  Earnings from investments were $21,000 in 2009 and $144,000 in 2007; a loss of $19,000 was incurred on these instruments in 2008.  Such amounts are included in the caption “Interest expense, net” in the accompanying consolidated statements of operations.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions.  Interest capitalized was $123,000 in 2008 and $169,000 in 2007; no such interest was capitalized in 2009.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings.

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

Goodwill and Other Intangibles: The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. In the second quarter of fiscal 2009, the Company performed an interim test of goodwill for Dover Publications, Inc. (“Dover”), one of the companies in its specialty publishing segment. These additional tests were performed due to a decline in sales and profits at Dover resulting from the continued downturn in the economic environment and in consumer spending.

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

After performing the step-one test, the Company determined that the fair value of Dover at the end of the second quarter was below its carrying value and as such the second step was required.  The second step of the impairment test included estimating the fair value of the tangible and identified intangible assets and liabilities of the impaired reporting unit.  The implied goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  Based on the results of these valuations, the Company recorded a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, at the end of the second quarter.

In the third quarter of the prior year, impairment testing was performed on the goodwill and other intangible assets of Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), resulting in pre-tax impairment charges of $15.3 million to goodwill, $0.8 million to trade name, and $7.5 million to customer lists. The total of these pre-tax impairment charges in fiscal 2008 for Creative Homeowner’s goodwill and other intangible assets was $23.6 million.

“Other intangibles” includes customer lists related to Creative Homeowner and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively.   Amortization related to customer lists for Moore Langen and Creative Homeowner was $200,000 for fiscal 2009 compared with $629,000 and $787,000 in fiscal years 2008 and 2007, respectively.  Annual amortization expense for the next five years will be approximately $200,000 prospectively.

The following table reflects the components of “Goodwill” at September 26, 2009:

	(000’s omitted)
	Book Manufacturing	Specialty Publishing	Total
Balance at September 27, 2008	$14,771	$25,141	$39,912
Acquisition adjustment	—	675	675
Impairment charge	—	(15,607)	(15,607)
Balance at September 26, 2009	$14,771	$10,209	$24,980

In 2009, an adjustment was made regarding the purchase accounting for the 2006 acquisition of Creative Homeowner relating to the calculation of deferred tax assets on certain reserves. The $675,000 adjustment above resulted in an increase in goodwill, with an offsetting reduction in deferred tax assets.

The following table reflects the components of “Other Intangibles” at September 26, 2009:

	(000’s omitted)
	Book Manufacturing		Specialty Publishing
	Trade Name	Customer Lists	Trade Name	Customer Lists	Total
Balance at September 27, 2008	$931	$170	$550	$2,269	$3,920
Amortization expense	—	(20)	—	(180)	(200)

Balance at September 26, 2009	$931	$150	$550	$2,089	$3,720

The above amounts for other intangibles at September 26, 2009 are net of accumulated amortization of  $0.1 million and $1.9 million for the book manufacturing and specialty publishing segments, respectively.

Prepublication Costs: Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years. In fiscal 2009, such amortization includes $0.2 million to accelerate the amortization of underperforming titles.

Long-Lived Assets: Management periodically reviews long-lived assets for impairment. As discussed above in the caption “Goodwill and Other Intangibles,” in 2009 the Company recorded an impairment of the goodwill of Dover. In addition, the Company closed one of it’s book manufacturing locations during fiscal 2009 and adjusted the useful lives and accelerated the depreciation of assets that will not be utilized at other locations (see Note H).

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

Subsequent Events: The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Such events were evaluated through November 24, 2009, the day before the financial statement issuance.

Net Income per Share: Basic net income per share is based on the weighted average number of common shares outstanding each period.  Diluted net income per share also includes potentially dilutive items such as stock options (Note J).  Shares used to calculate basic and diluted amounts per share for fiscal years 2009 and 2008 are the same due to the Company incurring a loss in those periods.

New Accounting Pronouncements:  In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations beginning in fiscal 2010. Significant changes include the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this guidance. The Company will adopt this guidance at the beginning of the Company’s fiscal year 2010 and does not believe the adoption will have a material effect on its consolidated financial position, results of operations, or cash flow.

In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets. The guidance amends the factors that should be considered in determining the useful life of a recognized intangible asset. The Company will adopt this guidance in the first quarter of 2010 and does not believe that the adoption will have a material effect on its consolidated financial statements.

In December 2008, the FASB issued enhanced disclosure requirements for defined benefit pension and other postretirement benefit plan assets. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company is required to comply with these disclosure requirements beginning in fiscal 2010.

B. Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 53% and 44% of the Company’s inventories at September 26, 2009 and September 27, 2008, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.

Inventories consisted of the following at September 26, 2009 and September 27, 2008:

	(000’s omitted)
	2009	2008

Raw materials	$4,384	$5,263
Work in process	8,286	8,091
Finished goods	25,356	23,812
Total	$38,026	$37,166

On a FIFO basis, reported year-end inventories would have been higher by $5.5 million in fiscal 2009 and $5.9 million in fiscal 2008.

C.  Income Taxes

At the beginning of fiscal 2008, the Company adopted the recognition, measurement and disclosure guidance for the accounting for uncertain tax positions, which contains a two-step approach.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit, quantified as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The cumulative effect of adopting this guidance at the beginning of fiscal 2008 was $108,000 and was recorded as a reduction in retained earnings with a corresponding liability. During fiscal years 2009 and 2008, certain federal and state statutes of limitations expired. As such, the unrecognized tax benefits and accrued interest were reduced by approximately $43,000 in each of the fiscal years 2009 and 2008.  The impact of the remaining liability balance, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months.

The Company files federal and state income tax returns in various jurisdictions of the United States. With few exceptions, the Company is no longer subject to income tax examinations for years prior to fiscal 2006.  Substantially all U.S. federal tax years prior to fiscal 2006 have been audited by the Internal Revenue Service and closed.

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s omitted)
	2009	2008	2007

Federal taxes at statutory rate	$(1,679)	$24	$14,303
State taxes, net of federal tax benefit	56	800	1,312
Federal manufacturer’s deduction	(136)	(374)	(349)
Tax benefit of export related income	—	—	(165)
Other	(37)	(11)	20
Total	$(1,796)	$439	$15,121

The tax benefits in fiscal 2009 and 2008 related to the impairment charge for Dover and Creative Homeowner, respectively, were recognized at 35% (see Note A).  No state tax benefit was recognized on the impairment charges as the Company provided a valuation allowance on the related deferred state tax assets.

The provision for income taxes consisted of the following:

	(000’s omitted)
	2009	2008	2007
Current:
Federal	$2,205	$5,121	$12,410
State	965	1,288	1,613
	3,170	6,409	14,023
Deferred:
Federal	(4,181)	(6,109)	652
State	(785)	139	446
	(4,966)	(5,970)	1,098
Total	$(1,796)	$439	$15,121

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of September 26, 2009 and September 27, 2008:

	(000’s omitted)
	2009	2008
Current deferred tax assets:
Vacation accrual not currently deductible	$700	$809
Other accruals not currently deductible	781	634
Non-deductible reserves	2,756	3,012
Other	225	225
Total current deferred tax assets	4,462	4,680

Non-current deferred tax assets (liabilities):
Deferred compensation arrangements	2,175	2,213
Tax benefits of stock option activity	(86)	(55)
Goodwill and other intangibles	7,708	3,460
Accelerated depreciation	(9,447)	(9,495)
State NOL carryforwards	1,943	819
Pension obligation (Note G)	384	222
Other	308	351
Total non-current deferred tax assets (liabilities)	2,985	(2,485)
Valuation allowances	(3,162)	(2,202)
Total non-current deferred tax assets (liabilities), net	(177)	(4,687)

Total deferred tax assets (liabilities)	$4,285	$(7)

The Company fully provided valuation allowances for state net operating loss carryforwards.  The Company has also provided valuation allowances of approximately $1.2 million for deferred state tax assets related to Dover’s and Creative Homeowner’s impairment charges, as management believes that their realization is not likely.  The Company increased it’s valuation allowance $960,000 in 2009, $2.0 million in 2008 and had a decrease in the valuation allowance of $488,000 in 2007.

Non-current deferred tax assets have been netted against non-current deferred tax liabilities for balance sheet classification purposes.  In 2009, an adjustment was made regarding the purchase accounting for the 2006 acquisition of Creative Homeowner relating to the calculation of deferred tax assets on certain reserves. The $675,000 adjustment resulted in an increase in goodwill, with an offsetting reduction in deferred tax assets.

D.  Long-Term Debt

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  The Company’s interest rate at September 26, 2009 was 0.8%.  The Company also has an industrial bond arrangement, which bears interest at 3% and provides for a lien on the assets acquired with the proceeds.

At September 26, 2009 and September 27, 2008, the Company had $13.5 million and $23.5 million, respectively, in borrowings under its long-term revolving credit facility, which matures in March 2013.  Long-term debt at September 26, 2009 and September 27, 2008 also included its obligation under an industrial development bond arrangement totaling $154,000 and $247,000, respectively, including current maturities of $96,000 and $93,000, respectively.  At September 26, 2009, scheduled aggregate principal payments of these obligations were $96,000 in 2010, $58,000 in 2011 and $13,456,000 in 2013.

The revolving credit facility contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service. The Company was in compliance with all such covenants at September 26, 2009.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  These fees are included in the caption “Interest expense, net” in the accompanying Consolidated Statements of Operations.  The revolving credit facility is available to the Company for both its long-term and short-term financing needs.

E.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $2,568,000 in 2009, $3,343,000 in 2008, and $3,436,000 in 2007.  As of September 26, 2009, minimum annual rental commitments under the Company’s long-term operating leases were approximately $1,663,000 in 2010, $1,469,000 in 2011, $1,265,000 in 2012, $1,254,000 in 2013, $1,190,000 in 2014 and $905,000 in the aggregate thereafter.  At September 26, 2009 and September 27, 2008, the Company had letters of credit outstanding of $2,230,000 and $1,650,000, respectively.

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

	(000’s omitted)
	2009	2008	2007

Stock-based compensation expense	$1,424	$1,313	$1,460
Related tax benefit	(464)	(405)	(454)
Stock-based compensation, net of tax	$960	$908	$1,006

Unrecognized stock-based compensation cost at September 26, 2009 was $2.0 million to be recognized over a weighted-average period of 2.3 years.

Stock Incentive Plan: The Company’s Amended and Restated 1993 Stock Incentive Plan provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees.  Stock options and stock grants generally vest over three years.

The following is a summary of all option activity for this plan:

		Weighted Average		Aggregate Intrinsic
	Shares	Exercise Price	Remaining Term (yrs)	Value (in 000’s)
Outstanding at Sept. 30, 2006	401,891	$21.69
Issued	66,154	36.70
Exercised	(80,377)	15.47
Cancelled	(157)	35.51
Outstanding at Sept. 29, 2007	387,511	$25.53
Issued	106,465	21.17
Exercised	(46,674)	11.07
Cancelled	(6,048)	36.57
Expired	(11,788)	25.86
Outstanding at Sept. 27, 2008	429,466	$25.86
Issued	114,682	15.51
Exercised	(73,111)	16.91		$20
Cancelled	(334)	37.29
Expired	(6,817)	23.34
Outstanding at Sept. 26, 2009	463,886	$24.74	3.2	$—

Exercisable at Sept. 26, 2009	257,386	$28.87	2.2	$—
Available for future grants	193,773

There were 51,159 non-vested stock grants outstanding at the beginning of fiscal 2009 with a weighted-average fair value of $30.99 per share.  During 2009, 26,198 stock grants were awarded with a weighted-average fair value of $15.51 per share.  There were 10,863 stock grants that vested in 2009 with a weighted-average fair value of $36.84 per share.  Also, 333 non-vested stock grants, with a weighted-average fair value of $43.55, were forfeited during 2009. At September 26, 2009, there were 66,161 non-vested stock grants outstanding with a weighted-average fair value of $23.83.

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

 The following is a summary of all option activity for these plans:

		Weighted Average		Aggregate Intrinsic
	Shares	Exercise Price	Remaining Term (yrs)	Value (in 000’s)
Outstanding at Sept. 30, 2006	185,127	$25.78
Issued	38,064	39.18
Exercised	(56,094)	18.25
Outstanding at Sept. 29, 2007	167,097	$31.36
Issued	42,000	26.86
Exercised	(30,750)	21.26
Cancelled	(14,727)	36.69
Outstanding at Sept. 27, 2008	163,620	$31.63
Issued	45,567	15.17
Expired	(22,500)	20.97
Outstanding at Sept. 26, 2009	186,687	$28.89	2.5	$—

Exercisable at Sept. 26, 2009	186,687	$28.89	2.5	$—
Available for future grants	4,501

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash.  Such shares issued in 2009, 2008 and 2007 were 10,542 shares, 5,399 shares, and 4,338 shares at a fair market value of $15.16, $26.86 and $39.18, respectively.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During 2009, 2008, and 2007, 40,560 shares, 28,774 shares, and 20,066 shares, respectively, were issued under the plan at an average price of $12.49 per share, $20.44 per share, and $31.46 per share, respectively.  Since inception, 325,724 shares have been issued.  At September 26, 2009, an additional 11,776 shares were reserved for future issuances.

Stockholders’ Rights Plan: On March 18, 2009, the Board of Directors renewed its ten-year stockholders’ rights plan.  Under the plan, the Company’s stockholders of record at

March 19, 2009 received a right to purchase a unit (“Unit”) comprised of one one-thousandth of a share of preferred stock for each share of common stock held on that date at a price of $100, subject to adjustment.  Until such rights become exercisable, one such right will also attach to subsequently issued shares of common stock.  The rights become exercisable if a person or group acquires 15% or more of the Company’s common stock or after commencement of a tender or exchange offer which would result in a person or group beneficially owning 15% or more of the Company’s common stock.  When exercisable, under certain conditions, each right entitles the holder thereof to purchase Units or shares of common stock of the acquirer, in each case having a market value at that time of twice the right’s exercise price.  The Board of Directors will be entitled to redeem the rights at one cent per right, under certain circumstances.  The rights expire in 2019.

Stock-Based Compensation: The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.

The following key assumptions were used to value options issued:

	2009	2008	2007
Risk-free interest rate	2.0%–2.5%	3.0%–3.1%	4.2%–4.7%
Expected volatility	38%–46%	27%–31%	25%–27%
Expected dividend yield	5.4%–5.7%	2.6%–3.8%	1.8%–2.0%
Estimated life for grants under:
Stock Incentive Plans	5 years	5 years	5 years
Directors’ Option Plans	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	Stock Incentive Plan			Directors’ Option Plans
On grant date:	2009	2008	2007	2009	2008	2007
Exercise price equal to stock price	$4.13	$4.52	$9.00	$3.25	$5.77	$10.40

G.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan (the “Dover plan”) as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan (“PSSP”), which includes an Employee Stock Ownership Plan (“ESOP”).  Retirement costs included in the accompanying financial statements amounted to approximately $3,346,000 in 2009, $3,468,000 in 2008, and $3,940,000 in 2007. At September 26, 2009

and September 27, 2008, the Company had $1.4 million and $1.5 million, respectively, accrued for the PSSP, which is included in the accompanying consolidated balance sheet under the caption “Other current liabilities.”

The PSSP is qualified under Section 401(k) of the Internal Revenue Code.  The plan allows eligible employees to contribute up to 100% of their compensation, subject to IRS limitations, with the Company matching 100% of the first 2% of pay plus 25% of the next 4% of pay contributed by the employee. The Company also makes contributions to the plan annually based on profits each year for the benefit of all eligible non-union employees.

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During the last three years, no such shares were allocated to eligible participants.  At September 26, 2009, the ESOP held 349,961 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. As of December 31, 2001, Dover employees became eligible to participate in the PSSP.  As such, plan benefits under the Dover defined benefit plan were frozen as of that date.

In September 2006, the FASB issued authoritative literature regarding accounting for defined benefit pension and other postretirement plans, which requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Additional financial statement disclosures are also required. The Company adopted these recognition and disclosure provisions at the end of fiscal 2007, and accordingly, recognized an after-tax reduction of $0.5 million in accumulated other comprehensive income, a component of shareholders’ equity. In addition, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company previously used this date as the measurement date so there was no impact on the consolidated financials as it relates to this portion of the adopted guidance.

The following tables provide information regarding the Dover plan:

Other changes in plan assets and obligations	(000’s omitted)
recognized in other comprehensive income (loss):	2009	2008
Accumulated other comprehensive loss at beginning of year	$(362)	$(505)
Net (loss) gain incurred in year, net of tax	(282)	120
Amortization of actuarial net losses, net of tax	17	23
Accumulated other comprehensive loss at end of year	$(627)	$(362)

	(000’s omitted)
Change in projected benefit obligation:	2009	2008
Benefit obligation at beginning of year	$2,564	$3,070
Administrative cost	7	7
Interest cost	167	169
Actuarial loss (gain)	398	(274)
Benefits paid	(354)	(408)
Benefit obligation at end of year	$2,782	$2,564

Change in plan assets:	2009	2008
Fair value of plan assets at beginning of year	$2,675	$2,944
Actual return on plan assets	119	112
Employer contributions	—	27
Benefits paid	(354)	(408)
Fair value of plan assets at end of year	$2,440	$2,675

Funded status at end of year	$(342)	$111

Components of net periodic benefit cost:	2009	2008	2007
Administrative cost	$7	$7	$7
Interest cost	167	169	184
Expected return on plan assets	(174)	(192)	(207)
Amortization of unrecognized net loss	27	37	49
Net periodic benefit cost	$27	$21	$33

Actuarial assumptions used to determine costs and benefit obligations:	2009	2008	2007
Discount rate	7.0%	6.0%	5.8%
Compensation increases	None	None	None
Expected return on plan assets	7.0%	7.0%	7.0%

The Company’s strategy is to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.

Accrued pension cost of $342,000 at September 26, 2009 was included in the accompanying consolidated balance sheet under the caption “Other liabilities” while prepaid pension cost of $111,000 at September 27, 2008 was included in “Other assets”.

H. Restructuring Costs

Restructuring costs of $4.8 million in fiscal 2009 included costs associated with winding down Creative Homeowner’s distribution services and closing and consolidating the Book-mart Press manufacturing facility during the second quarter of fiscal 2009, as well as employee severance expenses related to additional cost saving actions taken in both of the Company’s segments.

The following tables detail restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s omitted)
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Employee severance and benefit costs	$1,726	$484	$2,210
Accelerated depreciation of property, plant and equipment	617	—	617
Inventory reserves	820	—	820
Lease termination and other facility closure costs	1,135	—	1,135
Total restructuring costs	$4,298	$484	$4,782

Included in cost of sales	$3,807	$107	$3,914
Included in selling and administrative expenses	491	377	868
Total restructuring costs	$4,298	$484	$4,782

Employee severance costs in the specialty publishing segment included centralizing back office and order fulfillment operations in addition to ceasing Creative Homeowner’s distribution services.  Within the book manufacturing segment, the Company closed its Book-mart Press manufacturing facility during the second quarter in order to reduce redundant capacity and to lower costs and consolidated its operations into the Company’s other manufacturing facilities.  Also during the second quarter, a voluntary severance program was offered throughout the Company, which was followed by additional workforce reductions throughout the Company to better align our costs and revenues. Overall, total headcount was reduced by approximately 12% during fiscal 2009.  Annual savings from these initiatives are projected to be approximately $5 million in the book manufacturing segment and approximately $3 million in the specialty publishing segment.

In connection with the closing and consolidation of the Book-mart Press facility, the Company adjusted the useful lives and accelerated the depreciation of assets that will not be utilized at other locations. The Company anticipates that payments associated with Book-mart Press, including rental payments related to the lease obligation, will be substantially completed by July 2010.

Amounts accrued for restructuring costs at September 26, 2009, which are included in “Other current liabilities” in the accompanying consolidated balance sheet, consist of employee severance and benefit costs of approximately $0.5 million and lease termination and other facility closure costs of approximately $0.5 million.

I.  Business Segments

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers.  The specialty publishing segment consists of Dover, REA, and Creative Homeowner.

The accounting policies of the segments are the same as those described in Note A.  Segment performance is evaluated based on several factors, of which the primary financial measure is operating income.  Operating income is defined as gross profit (sales less cost of sales) less selling and administrative expenses, and includes severance and other restructuring costs (see Note H) but excludes stock-based compensation.  As such, segment performance is evaluated exclusive of interest, income taxes, stock-based compensation, intersegment profit elimination, and impairment charges.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.

During the first quarter of fiscal 2009, the Company changed to this current measure of reporting segment performance. Previously, reported segment results included an interest allocation.  The Company’s prior year segment information has been adjusted to conform to the current year’s presentation.

Stock-based compensation, as well as the elimination of intersegment sales and related profit, are reflected as “unallocated” in the following table.  Impairment charges in fiscal 2009 and 2008 (discussed more fully in Note A) are also included in “unallocated” in the following table.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, legal, human resources and engineering, and include depreciation and amortization expense related to corporate assets.  The corresponding corporate asset balances are not allocated to the segments.  Unallocated corporate assets consist primarily of cash and cash equivalents and fixed assets used by the corporate support functions.

Dollar amounts in the following table are presented in thousands.

	Total Company	Book Manufacturing	Specialty Publishing	Unallocated
Fiscal 2009
Net sales	$248,816	$212,228	$46,769	$(10,181)
Operating income (loss)	(4,261)	14,667	(2,189)	(16,739)
Total assets	208,437	145,730	51,151	11,556
Goodwill, net	24,980	14,771	10,209	—
Depreciation and amortization	21,401	14,592	5,994	815
Capital expenditures and prepublication costs	14,866	7,255	4,946	2,665
Interest expense, net	676	—	—	676

Fiscal 2008
Net sales	$280,324	$229,792	$61,767	$(11,235)
Operating income (loss)	1,202	26,173	(106)	(24,865)
Total assets	240,498	157,891	73,244	9,363
Goodwill, net	39,912	14,771	25,141	—
Depreciation and amortization	21,373	13,666	6,945	762
Capital expenditures and prepublication costs	17,865	12,139	5,308	418
Interest expense, net	1,133	—	—	1,133

Fiscal 2007
Net sales	$294,592	$231,474	$72,890	$(9,772)
Operating income (loss)	42,437	36,136	7,436	(1,135)
Total assets	269,835	157,703	103,284	8,848
Goodwill, net	55,199	14,771	40,428	—
Depreciation and amortization	18,856	12,084	6,096	676
Capital expenditures and prepublication costs	31,795	25,088	5,863	844
Interest expense, net	1,571	—	—	1,571

Export sales as a percentage of consolidated sales were approximately 19% in 2009, 18% in 2008 and 16% in 2007.  Approximately 90% of export sales were in the book manufacturing segment in fiscal years 2009, 2008, and 2007.  Sales to the Company’s largest customer amounted to approximately 22% of consolidated sales in 2009 and 2008, and 20% in 2007. In addition, sales to another customer amounted to 22% of consolidated sales in 2009, 17% in 2008, and 16% in 2007.  Sales to a third customer amounted to approximately 11% of consolidated sales in 2008, but were less than 10% in 2009 and 2007.  These three customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales.  Customers are granted credit on an unsecured basis.  Receivables for the customers that account for more than 10% of consolidated sales, as a percentage of consolidated accounts receivable, were 24% and 41% at September 26, 2009 and September 27, 2008, respectively.

J.  Net Income per Share

Following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income (loss) per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.  In fiscal years 2009 and 2008, approximately 16,000 and 72,000 potentially dilutive shares, respectively, were excluded due to the Company incurring a loss in those periods.

	(000’s omitted)
	2009	2008	2007
Weighted average shares for basic	11,850	12,294	12,470
Effect of potentially dilutive shares	—	—	219
Weighted average shares for dilutive	11,850	12,294	12,689

K. Share Repurchase Plan

On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions (the “Share Repurchase Plan”). During fiscal 2008, the Board of Directors of the Company expanded the Company’s Share Repurchase Plan up to a total amount authorized under the plan of $20 million. Since the inception of the Share Repurchase Plan through September 27, 2008, the Company repurchased approximately 856,000 shares of common stock for approximately $19.6 million. No shares were repurchased in fiscal 2009.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions
except per share data)	2009	2008	2007	2006*	2005

Operating Data
Net sales	$248.8	$280.3	$294.6	$269.1	$227.0
Gross profit	57.7	77.9	96.4	88.5	75.2
Net income (loss)	(3.1)	(0.4)	25.7	28.4	20.9
Net income (loss) per diluted share	(0.27)	(0.03)	2.03	2.25	1.67
Dividends declared per share	0.84	0.80	0.72	0.48	0.33

Balance Sheet and Cash Flow Data
Total assets	208.4	240.5	269.8	247.2	197.0
Long-term debt	13.5	23.6	17.4	17.2	0.4
Stockholders’ equity	164.6	176.2	203.0	182.3	156.5
Working capital	52.4	56.8	56.0	46.2	66.9
Current ratio	2.9	2.7	2.5	2.3	3.2
Capital expenditures and prepublication costs	14.9	17.9	31.8	33.7	22.6
Depreciation and amortization	21.4	21.4	18.9	14.8	11.7

Additional Items
Long-term debt as a percentage of capitalization	7.6%	11.8%	7.9%	8.6%	0.3%
Stockholders’ equity per share	13.77	14.84	16.10	14.65	12.71
Shares outstanding (in 000’s)	11,956	11,878	12,612	12,445	12,313
Number of employees	1,603	1,825	1,830	1,724	1,479

Fiscal 2009 and 2008 results include non-cash impairment charges of $15.6 and $23.6 million, respectively, (Note A). On an after-tax basis, the impairment charges were $10.2 million, or $.86 per diluted share, in fiscal 2009 and $15.4 million, or $1.25 per diluted share, in fiscal 2008. Fiscal 2006 results include $3.8 million, or $.30 per diluted share,for the reversal of an income tax reserve.

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

OVERVIEW

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.  Creative Homeowner publishes books on home design, decorating, landscaping and gardening, and sells home plans.

OUTLOOK

This year was a difficult one for the book industry and the economy generally.  The worldwide economic recession negatively impacted many of the markets served by the Company.  The Company’s financial results for fiscal 2009 reflect the effects of the recession, both in terms of reduced sales in each segment and a non-cash impairment charge at Dover.  Management has acted proactively to take significant measures to curtail costs and align costs with revenues.  During fiscal 2009, the Company closed a one-color book manufacturing facility, consolidating sales into its other facilities, and ceased a significant book-distribution operation, as part of reducing headcount by 12%.  The Company’s financial condition and cash flow remain strong despite the economic downturn, and as a result of these tough measures, the Company is well positioned to deal with the challenges and opportunities of fiscal 2010.

Although some areas of the economy are beginning to show signs of the recession ending, Management does not believe that the economy will be rebounding soon.  Both the specialty publishing and book manufacturing segments experienced lower operating margins in 2009 as a result of lower volume and pricing pressures and Management believes that conditions in 2010 will not show appreciable improvement.  In publishing, the housing market remains troubled and consumers are cautious about discretionary spending.  In book manufacturing, school spending on textbooks remains down due to budget cuts, the religious fundraising environment is challenging, and publishers are managing inventories closely to maintain working capital.  In this environment, competitors often lower prices in an attempt to maintain cash flow by trading price concessions for volume gains.

Although Management does not see these trends changing in the near future, due to our cost cutting measures and strong cash flow, Management believes that it will be able to meet these challenges without sacrificing its long term objectives of profitable growth and shareholder return.  The Company is continuing to invest in technology to maintain our competitive position in the industry, as evidenced by the Company’s investment in digital print that is anticipated to become operational in the latter half of 2010.  The Company is well positioned compared to its peers due to its low level of debt and significant liquidity.  Therefore, the Company is confident it will be able to weather the macroeconomic challenges and take advantage of opportunities, whether in the form of capital investment or targeted acquisitions, to further its long-term objectives.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

				Percent Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Net sales	$248,816	$280,324	$294,592	-11.2%	-4.8%
Gross profit	57,731	77,879	96,363	-25.9%	-19.2%
As a percentage of sales	23.2%	27.8%	32.7%
Selling and administrative expenses	46,385	53,034	53,926	-12.5%	-1.7%
Impairment charges	15,607	23,643	—
Operating income (loss)	(4,261)	1,202	42,437
Interest expense, net	676	1,133	1,571
Pretax income (loss)	(4,937)	69	40,866
Income tax (benefit) provision	(1,796)	439	15,121
Net income (loss)	$(3,141)	$(370)	$25,745
Net income (loss) per diluted share	$(0.27)	$(0.03)	$2.03

Revenues for fiscal 2009 were $249 million, down 11% from $280 million in fiscal 2008, with the weak economy affecting both of the Company’s segments.  Book manufacturing segment revenues in fiscal 2009 decreased 8% to $212 million compared to fiscal 2008 with modest growth in four-color books offset by reduced demand for one- and two-color books. In the specialty publishing segment, revenues were $47 million, down 24% from fiscal 2008, reflecting reduced consumer spending as well as the winding down of Creative Homeowner’s book distribution services early in the second quarter of fiscal 2009.

The Company’s net loss in fiscal 2009 was $3.1 million, or $.27 per diluted share.  These results included restructuring costs related to cost saving initiatives in both of the Company’s segments of $4.8 million.  In addition, the Company recorded a pre-tax impairment charge of $15.6 million at the end of the second quarter related to Dover’s goodwill. For the year, these restructuring and impairment charges totaled $20.4 million, or $1.13 per diluted share.

In fiscal 2008, revenues were down 5% to $280 million compared to fiscal 2007, reflecting the impact of industry consolidation and the sluggish national economy. Book manufacturing revenues of $230 million were down 1% from the prior year while revenues in the specialty publishing segment declined 15% to $62 million compared to fiscal 2007.  The Company incurred a non-cash, pre-tax impairment charge of $23.6 million ($15.4 million after tax or $1.25 per diluted share) related to poor financial performance at Creative Homeowner as discussed below.  As a result, the Company incurred a net loss for fiscal 2008 of $370,000 or $.03 per diluted share.

Restructuring Costs

Restructuring costs of $4.8 million in fiscal 2009 included costs associated with winding down Creative Homeowner’s distribution services and closing and consolidating the Book-mart Press manufacturing facility during the second quarter of fiscal 2009, as well as employee severance expenses related to additional cost saving actions taken in both of the Company’s segments.

The following table details restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s omitted)
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Employee severance and benefit costs	$1,726	$484	$2,210
Accelerated depreciation of property, plant and equipment	617	—	617
Inventory reserves	820	—	820
Lease termination and other facility closure costs	1,135	—	1,135
Total restructuring costs	$4,298	$484	$4,782

Included in cost of sales	$3,807	$107	$3,914
Included in selling and administrative expenses	491	377	868
Total restructuring costs	$4,298	$484	$4,782

Employee severance costs in the specialty publishing segment included centralizing back office and order fulfillment operations in addition to ceasing Creative Homeowner’s distribution services.  Within the book manufacturing segment, the Company closed its Book-mart Press manufacturing facility during the second quarter in order to reduce redundant capacity and to lower costs and consolidated its operations into the Company’s other manufacturing facilities.  Also during the second quarter, a voluntary severance program was offered throughout the Company, which was followed by additional workforce reductions throughout the Company to better align our costs and revenues. Overall, total headcount was reduced by approximately 12% during fiscal 2009.  Annual savings from these initiatives are projected to be approximately $5 million in the book manufacturing segment and approximately $3 million in the specialty publishing segment.

In connection with the closing and consolidation of the Book-mart Press facility, the Company adjusted the useful lives and accelerated the depreciation of assets that will not be utilized at other locations.  The Company anticipates that payments associated with Book-mart Press, including rental payments related to the lease obligation, will be substantially completed by July 2010.

Amounts accrued for restructuring costs at September 26, 2009, which are included in “Other current liabilities” in the accompanying consolidated balance sheet, consist of employee severance and benefit costs of approximately $0.5 million and lease termination and other facility closure costs of approximately $0.5 million.

Impairment Charges

The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is an operating segment or one level below an operating segment, on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. During the second quarter of fiscal 2009, Dover experienced a decline in sales and profits resulting from the continued downturn in the economic environment and in consumer spending.  As a result, the Company performed an assessment of Dover’s goodwill and concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value.  The Company recorded a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, at the end of the second quarter. On an after-tax basis, the impairment charge was $10.2 million, or $.86 per diluted share.

In the third quarter of fiscal 2008, Creative Homeowner experienced a precipitous decline in sales and profits due in large part to the continued downturn in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores.  As a result, the Company performed an assessment of goodwill and other intangible assets and concluded that the carrying value of Creative Homeowner’s goodwill and other intangible assets exceeded their fair value. The pre-tax impairment charge related to the goodwill, trade name, and customer list intangible assets of Creative Homeowner totaled $23.6 million.  On an after-tax basis, the impairment charge was $15.4 million, or $1.25 per diluted share, in fiscal 2008.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

				Percent Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007

Net sales	$212,228	$229,792	$231,474	-7.6%	-0.7%
Gross profit	40,532	55,042	65,356	-26.4%	-15.8%
As a percentage of sales	19.1%	24.0%	28.2%
Selling and administrative expenses	25,865	28,869	29,220	-10.4%	-1.2%
Operating income	$14,667	$26,173	$36,136	-44.0%	-27.6%

Revenues

Within this segment, the Company focuses on three key publishing markets: education, religious and specialty trade. Sales to the education market were down 9% to $87.6 million in fiscal 2009 compared to 2008.  Higher-education sales were up for the year, particularly growth in sales of four-color college textbooks, while sales of elementary and high school textbooks were down, largely due to continued pressure on state and local school budgets. Sales to the specialty trade market were up 1% to $56.2 million compared to last year from growth in sales of four-color specialty trade books and sales to new customers.  Sales to the religious market were down 9% to $59.6 million for the year compared to fiscal 2008, reflecting a difficult fundraising environment for religious organizations.

For fiscal 2008, sales to the education market were $96.5 million, down 5% from fiscal 2007, reflecting unexpectedly slow sales earlier in the year following the consolidation of two large educational publishers as well as cautious ordering throughout the industry. Sales to the religious market increased 4% to $65.7 million, including a 7% increase with the Company’s largest customer. During 2008, the Company completed its multi-year technology upgrade and expansion program at its Philadelphia plant with the installation of a new press and binding equipment, providing both additional capacity to meet the volume needs of the Company’s largest religious customer and significant gains in efficiency.  These investments were an important part of a multi-year program designed to lower costs and support this customer’s need for expanded scripture distribution around the world.  In the specialty trade market, fiscal 2008 sales were $55.8 million, up 3% from the prior year, reflecting the acquisition of new customers as well as additional four-color business from Creative Homeowner following the expiration of its external manufacturing contract, which was in place when this business was acquired in 2006.

Cost of Sales /Gross Profit

A continuing decline in demand for one- and two-color books resulted in reduced capacity utilization at some of the Company’s manufacturing plants.  In response, faced with the weak economy and the need to reduce redundant capacity and lower costs, the Company closed its Book-mart Press manufacturing facility in the second quarter of fiscal 2009 and reduced one-color capacity in other manufacturing facilities.  Cost of sales in this segment decreased 2% to $171.7 million in fiscal 2009 compared to the prior year, but increased as a percentage of sales, reflecting the impact of $3.8 million of restructuring costs and lower capacity utilization.  Gross profit in the book manufacturing segment decreased to $40.5 million, or 19.1% of sales, compared to $55.0 million, or 24.0% of sales, last year.  In addition to the impact of both lower sales and restructuring costs, the decline in gross profit in fiscal 2009 also reflects continued industry-wide competitive pricing pressures and reduced revenues from recycling programs.

In fiscal 2008, cost of sales in the book manufacturing segment increased 5% to $174.8 million compared to the prior year, including increased depreciation expense of $1.0 million related to the capital investments in recent years to expand capacity, as well as increased benefit costs. Gross profit decreased 16% to $55.0 million compared to fiscal 2007 and decreased as a percentage of sales to 24.0% from 28.2%, reflecting competitive pricing pressures and lower capacity utilization combined with the increases in depreciation expense and benefit costs.

Selling and Administrative Expenses

Selling and administrative expenses in the book manufacturing segment decreased 10% to $25.9 million, and, as a percentage of sales, decreased to 12.2% from 12.6% compared to fiscal 2008.  These decreases resulted from reductions in staffing and other cost saving initiatives implemented in the past year along with reduced variable compensation, and were achieved despite restructuring costs of approximately $0.5 million in fiscal 2009.

In fiscal 2008, selling and administrative expenses in this segment were $28.9 million, a decrease of 1% from fiscal 2007, reflecting cost savings initiatives completed during the year and a decrease in variable compensation. As a percentage of sales, selling and administrative expenses were 12.6% of sales in both fiscal 2008 and 2007.

Operating Income

Operating income in the Company’s book manufacturing segment in fiscal 2009 was $14.7 million, a decrease of 44% from fiscal 2008.  This decrease reflects lower sales and capacity utilization, and includes restructuring costs of $4.3 million in fiscal 2009.

In fiscal 2008, operating income in this segment was $26.2 million, down 28% from fiscal 2007, due primarily to lower capacity utilization combined with higher depreciation expense and pricing pressures, which resulted in a drop in gross profit.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

				Percent Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007

Net sales	$46,769	$61,767	$72,890	-24.3%	-15.3%
Gross profit	16,907	22,746	30,682	-25.7%	-25.9%
As a percentage of sales	36.2%	36.8%	42.1%
Selling and administrative expenses	19,096	22,852	23,246	-16.4%	-1.7%
Operating income (loss)	$(2,189)	$(106)	$7,436

Revenues

The Company’s specialty publishing segment is comprised of Dover, REA, and Creative Homeowner.  Sales in fiscal 2009 were $46.8 million, down 24% from the prior year.  Sales at Creative Homeowner decreased 49% in fiscal 2009 to $10.5 million compared to last year, reflecting the impact of ceasing its distribution service as well as the persistent weakness in the nation’s housing sector, which has reduced store traffic and sales in the home center market, its largest channel.  In November 2008, the Company announced that Creative Homeowner would cease its book distribution service for a single customer, which was accomplished at the beginning of January, allowing Creative Homeowner to focus on its core publishing business. Revenues for Dover decreased 11% to $29.9 million compared to fiscal 2008, while REA’s revenues were down 16%.  Both Dover and REA were impacted by the drop in consumer spending as well as reductions in inventory by the major book retailers.

Sales in the specialty publishing segment in fiscal 2008 were $61.8 million, down 15% from fiscal 2007.  The sales shortfall was largely due to Creative Homeowner where sales decreased 27% to $20.5 million. The continued slowdown in the housing market reduced store traffic and sales in the home center market, which is Creative Homeowner’s largest channel. In addition, Creative Homeowner experienced unusually high returns in all retail channels in the latter half of the year and, as a result, increased its returns reserve by approximately $1 million over historical levels.  The weakness in the housing market and its impact on the overall economy reduced consumer spending and sales for both Dover and REA. Sales at Dover in fiscal 2008 were $33.7 million, a 9% decrease compared to the prior year. Sales were down across most of Dover’s sales channels as retailers ordered cautiously and managed inventories carefully.  Sales at REA decreased 2% versus fiscal 2007 to $7.6 million for the year.

Cost of Sales/Gross Profit

Cost of sales in the specialty publishing segment decreased 23% to $29.9 million in fiscal 2009 reflecting lower sales volume compared to prior year periods.  The reduction in cost of sales for this segment was offset in part by restructuring costs related to employee severance of $107,000.  Gross profit as a percentage of sales for the segment was 36.2% compared to 36.8% in fiscal 2008 as the impact of lower sales volume was offset by cost savings initiatives, including cessation of Creative Homeowner’s distribution activities.

In fiscal 2008, cost of sales in the specialty publishing segment decreased 8% to $39.0 million compared to fiscal 2007, reflecting lower sales volume combined with additional charges at Creative Homeowner.  Creative Homeowner incurred costs of approximately $1.4 million in fiscal 2008 to increase inventory reserves and to write down its investment in titles that did not perform up to expectations. Gross profit for this segment decreased 26% to $22.7 million in fiscal 2008 compared to the prior year and, as a percentage of sales, decreased to 36.8% from 42.1% in fiscal 2007.  Creative Homeowner reduced the overall gross profit percentage in the segment because of its lower-margin distribution operation and the previously discussed increased inventory reserve and other charges. Gross profit as a percentage of sales for Dover and REA combined was 47% in fiscal 2008, comparable to the prior year, as the benefit of productivity gains and cost reductions were offset by the impact of lower sales.

Selling and Administrative Expenses

Selling and administrative expenses in the specialty publishing segment decreased 16% to $19.1 million in fiscal 2009 compared to the prior year.  The decline in such expenses reflects reduced costs related to Creative Homeowner’s former distribution services as well as cost savings initiatives throughout the segment.  These savings were offset in part by severance costs of $377,000 for restructuring charges earlier in the year related to centralizing back office and order fulfillment operations in the segment in order to reduce costs and improve efficiency.

In fiscal 2008, selling and administrative expenses for this segment were down 2% to $22.9 million compared to fiscal 2007, reflecting the impact of cost reduction programs in the latter half of fiscal 2008, particularly reductions in personnel at Creative Homeowner.

Operating Income (Loss)

The operating loss for the specialty publishing segment for fiscal 2009 was $2.2 million, compared to $106,000 last year, with modest profitability at Dover and REA offset by a loss at Creative Homeowner of $3.0 million. The operating loss in this segment reflects the sales shortfall resulting from reduced spending by both retailers and consumers, as well as restructuring charges of $0.5 million incurred earlier in the year.  Results for fiscal 2009 in this segment also reflect losses incurred prior to winding down Creative Homeowner’s distribution services in January 2009.

For fiscal 2008, the operating loss in the specialty publishing segment was $106,000, including a loss at Creative Homeowner of $4.9 million.  In response, the Company took a variety of measures to streamline Creative Homeowner’s operations and reduce market risks, including headcount reductions, inventory writedowns, a tightening of editorial focus, and began the cessation of the book distribution operation. Fiscal 2008 included approximately $1.4 million in charges to increase inventory reserves and write down the investment in underperforming titles.

Total Consolidated Company

Interest expense, net of interest income, decreased to $0.7 million in fiscal 2009 from $1.1 million in fiscal 2008 primarily due to lower interest rates.  In fiscal 2008, interest expense, net of interest income, decreased $0.4 million to $1.1 million compared to fiscal 2007, also due to lower interest rates. The following table summarizes the average borrowings and average annual interest rate under the Company’s revolving credit facility for the past three fiscal years.

	(Dollars in millions)
	2009	2008	2007

Average revolving credit facility debt	$24.2	$24.8	$23.3
Average annual interest rate	1.5%	4.0%	5.9%

Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Interest capitalized in fiscal 2008 was $123,000, related primarily to the new press at the Philadelphia facility.  Interest capitalized in fiscal 2007 was $169,000, primarily related to the expansion of the Kendallville, Indiana facility.  No interest was capitalized in fiscal 2009.

The tax benefits in fiscal 2009 and 2008 related to the impairment charges incurred in each year were recognized at approximately 35% as the Company provided valuation allowances on the related deferred state tax assets.  Excluding the impact of the impairment charges, the effective tax rate for fiscal 2009 was 33.9% compared to 36.8% in fiscal 2008. The reduction reflects a decrease in the federal statutory rate due to the lower earnings level, as well as a reduction in state taxes associated, in part, with the impact of recent tax legislation on deferred tax assets.  These factors are not expected to recur and, as such, the effective tax rate in fiscal 2010 for the Company is expected to be approximately 38% to 38.5%.  For fiscal 2008, the effective tax rate was 36.8%, excluding the impact of the impairment charge, which was comparable to the 37.0% tax rate in fiscal 2007.

On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions. During fiscal 2008, the Board of Directors of the Company expanded the Company’s Share Repurchase Plan up to a total amount authorized under the plan of $20 million. Since the inception of the share repurchase program through September 27, 2008, the Company repurchased approximately 856,000 shares of common stock for approximately $19.6 million. No shares were repurchased in fiscal 2009.

For purposes of computing net income or loss per diluted share, weighted average shares outstanding for fiscal years 2009 and 2008 decreased by approximately 444,000 and 395,000 shares, respectively, compared to their prior years, primarily due to the repurchase of approximately 856,000 shares during fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities in fiscal 2009 provided $34.8 million of cash compared to $38.7 million in fiscal 2008.  A net loss of $3.1 million included the non-cash, after-tax impairment charge of $10.2 million.  In addition, stock-based compensation was $1.4 million, depreciation was $15.9 million, amortization of prepublication costs was $5.3 million, and amortization of other intangible assets was $0.2 million. Depreciation expense in fiscal 2009 includes approximately $0.6 million for the acceleration of depreciation of property, plant and equipment associated with closing the Book-mart Press facility in the second quarter.  Working capital provided $4.7 million in cash in fiscal 2009, primarily due to an $11.5 million reduction in accounts receivable offset by a $6.0 million decrease in accounts payable.

Investment activities in fiscal 2009 used $15.1 million of cash. Capital expenditures were $10.1 million, compared with $12.9 million in fiscal 2008.  Capital expenditures in 2009 included approximately $4 million for completion of a 150,000 square foot warehouse to replace leased warehouse space and to better support the significant expansion of the nearby manufacturing plant in Kendallville, Indiana, as well as approximately $2 million in deposits for digital print equipment.  Capital expenditures also included investments to increase productivity, lower costs and improve employee safety.  Fiscal 2010 capital expenditures are expected to be approximately $12 to $14 million, with approximately half of the spending relating to a new digital print operation. Prepublication costs in the specialty publishing segment in 2009 were $4.8 million compared to $5.0 million in the prior year. These costs are expected to be approximately $5 million in 2010.

Financing activities in fiscal 2009 used $19.5 million of cash.  Cash dividends used $10.0 million while $10.1 million was used to reduce long-term debt.  At September 26, 2009 and September 27, 2008, the Company had $13.5 million and $23.5 million, respectively, in borrowings under its $100 million long-term revolving credit facility, which bears interest at a floating rate not to exceed LIBOR plus 1.5%.  The interest rate under this facility was 0.8% at September 26, 2009.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at September 26, 2009.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through fiscal 2010.

The following table summarizes the Company’s contractual obligations and commitments at September 26, 2009 to make future payments as well as its existing commercial commitments.  The amounts in the table do not include interest expense.  Purchase obligations represent commitments for capital expenditures.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Payments:	Total	1 Year	Years	Years	5 Years
Long-Term Debt	$13,610	$96	$58	$13,456	$—
Operating Leases	7,746	1,663	2,734	2,444	905
Purchase Obligations	648	648	—	—	—
Other Long-Term Liabilities	3,006	—	1,136	311	1,559
Total	$25,010	$2,407	$3,928	$16,211	$2,464

Long-term debt includes $13.5 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2013.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations beginning in fiscal 2010. Significant changes include the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this guidance. The Company will adopt this guidance at the beginning of the Company’s fiscal year 2010 and does not believe the adoption will have a material effect on its consolidated financial position, results of operations, or cash flow.

In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets. The guidance amends the factors that should be considered in determining the useful life of a recognized intangible asset. The Company will adopt this guidance in the first quarter of 2010 and does not believe that the adoption will have a material effect on its consolidated financial statements.

In December 2008, the FASB issued enhanced disclosure requirements for defined benefit pension and other postretirement benefit plan assets. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company is required to comply with these disclosure requirements beginning in fiscal 2010.

RISKS

Our businesses operate in markets that are highly competitive, and the Company faces competition on the basis of price, product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.  Some of our competitors have greater sales, assets and financial resources than our Company and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies. These competitive pressures could affect prices or customers’ demand for our products, impacting both revenue and profit margins and/or resulting in a loss of customers and market share. The Company derived approximately 44% of its fiscal 2009 revenues from two major customers and approximately 50% of its fiscal 2008 revenues from three major customers.  A significant reduction in order volumes or price levels from any of these customers could have a material adverse effect on the Company.

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

Accounts Receivable.  Management performs ongoing credit evaluations of the Company’s customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness.  Collections and payments from customers are continuously monitored.  A provision for estimated credit losses is determined based upon historical experience and any specific customer collection risks that have been identified.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories.  Management records reductions in the cost basis of inventory for excess and obsolete inventory based primarily upon historical and forecasted product demand.  If actual market conditions are less favorable than those projected by management, additional inventory charges may be required.

Goodwill and Other Intangibles.  Other intangibles include customer lists, which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, or one level below an operating segment, on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 26, 2009, which resulted in no change to the nature or carrying amounts of its intangible assets in its book manufacturing segment.  Due to a decline in sales and profits at Dover, resulting from the continued downturn in the economic environment and in consumer spending, the Company performed an interim test of Dover’s goodwill in the second quarter of fiscal 2009. As a result of the impairment test, the Company concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value and recorded a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill.  In the third quarter of fiscal 2008, the Company performed an interim impairment test for Creative Homeowner due to a precipitous decline in sales and profits at Creative Homeowner in the quarter.  As a result of the impairment tests, the Company concluded that the carrying value of Creative Homeowner’s goodwill and other intangible assets exceeded their estimated fair value. The total pre-tax impairment charge recorded in fiscal 2008 related to the goodwill, trade name, and customer list intangible assets of Creative Homeowner was $23.6 million.  Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

Prepublication Costs.  The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over periods ranging from three to five years.  Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  Based upon this evaluation, adjustments may be required to amortization expense.  In fiscal 2009, such an adjustment was made for $0.2 million to accelerate the amortization of underperforming titles.

Income Taxes.  The income tax provision and related accrued taxes are based on amounts reported on the Company’s tax returns and changes in deferred taxes.  Deferred income tax liabilities and assets are determined based upon the differences between the financial statement and tax bases of assets and liabilities.  Changes in the recoverability of the Company’s deferred tax assets or audits by tax authorities could result in future charges or credits to income tax expense, and related accrued and deferred taxes.

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands except per share amounts)

Fiscal 2009	First	Second	Third	Fourth

Operating Results:
Net sales	$59,647	$59,360	$61,390	$68,419
Gross profit	14,428	10,623	14,077	18,603
Impairment charge	—	(15,607)	—	—
Net income (loss)	703	(11,173)	1,612	5,717
Net income (loss) per diluted share	0.06	(0.94)	0.14	0.48
Dividends declared per share	0.21	0.21	0.21	0.21
Stock price per share:
Highest	20.37	17.90	17.40	17.43
Lowest	13.16	9.45	13.58	14.50

Fiscal 2008	First	Second	Third	Fourth

Operating Results:
Net sales	$62,863	$67,787	$73,378	$76,296
Gross profit	16,741	19,369	19,014	22,755
Impairment charge	—	—	(23,850)	207
Net income (loss)	1,416	3,383	(12,372)	7,203
Net income (loss) per diluted share	0.11	0.27	(1.01)	0.60
Dividends declared per share	0.20	0.20	0.20	0.20
Stock price per share:
Highest	37.84	33.01	26.19	22.54
Lowest	31.37	23.94	20.28	15.84

Diluted share amounts are based on weighted average shares outstanding.

Common shares of the Company are traded over-the-counter on the Nasdaq Global Select Market - symbol “CRRC.”

There were 1,015 stockholders of record as of September 26, 2009.

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
	BALANCE AT	CHARGED TO			BALANCE
	BEGINNING	COSTS AND		OTHER	AT END
	OF PERIOD	EXPENSES	DEDUCTIONS	CHANGES	OF PERIOD

Allowance for uncollectible accounts:
Fiscal year ended September 26, 2009	$1,611,000	$328,000	$339,000		$1,600,000
Fiscal year ended September 27, 2008	$1,531,000	$385,000	$305,000		$1,611,000
Fiscal year ended September 29, 2007	$1,593,000	$163,000	$225,000		$1,531,000

Returns allowance:
Fiscal year ended September 26, 2009	$2,605,000	$4,379,000	$5,039,000		$1,945,000
Fiscal year ended September 27, 2008	$1,684,000	$6,596,000	$5,675,000		$2,605,000
Fiscal year ended September 29, 2007	$1,630,000	$4,694,000	$4,640,000		$1,684,000

S-1