Form 10-Q
period 2009-12-26
COURIER CORP
filed 2010-02-04
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2010
Common Stock, $1 par value	11,983,040 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 26,	December 27,
	2009	2008

Net sales	$63,104	$59,647
Cost of sales	45,808	45,219

Gross profit	17,296	14,428

Selling and administrative expenses	12,651	13,076

Operating income	4,645	1,352

Interest expense, net	118	227

Pretax income	4,527	1,125

Income tax provision (Note C)	1,743	422

Net income	$2,784	$703

Net income per share (Note G):

Basic	$0.23	$0.06

Diluted	$0.23	$0.06

Cash dividends declared per share	$0.21	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 26,	September 26,
	2009	2009
ASSETS

Current assets:
Cash and cash equivalents	$488	$492
Investments	1,080	1,017
Accounts receivable, less allowance for uncollectible accounts of $1,691 at December 26, 2009 and $1,600 at September 26, 2009	34,189	34,176
Inventories (Note B)	37,793	38,026
Deferred income taxes	4,461	4,462
Other current assets	1,135	1,404

Total current assets	79,146	79,577

Property, plant and equipment, less accumulated depreciation: $159,948 at December 26, 2009 and $160,783 at September 26, 2009	86,623	89,754

Goodwill (Note A)	24,980	24,980

Other intangibles, net (Note A)	3,669	3,720

Prepublication costs, net (Note A)	8,924	9,194

Other assets	1,284	1,212

Total assets	$204,626	$208,437

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 26,	September 26,
	2009	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$96	$96
Accounts payable	10,108	10,974
Accrued payroll	6,353	5,950
Accrued taxes	2,342	3,032
Other current liabilities	9,145	7,098

Total current liabilities	28,044	27,150

Long-term debt	8,432	13,514
Deferred income taxes	300	177
Other liabilities	2,729	3,006

Total liabilities	39,505	43,847

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,956,000 at December 26, 2009 and 11,956,000 at September 26, 2009	11,956	11,956
Additional paid-in capital	16,737	16,479
Retained earnings	137,055	136,782
Accumulated other comprehensive loss	(627)	(627)

Total stockholders’ equity	165,121	164,590

Total liabilities and stockholders’ equity	$204,626	$208,437

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 26,	December 27,
	2009	2008

Operating Activities:
Net income	$2,784	$703
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,130	5,334
Stock-based compensation	349	383
Deferred income taxes	124	438
Gain on disposition of assets	(183)	—
Changes in assets and liabilities:
Accounts receivable	(13)	10,219
Inventory	233	(5,326)
Accounts payable	(866)	(3,612)
Accrued taxes	(690)	(2,817)
Other elements of working capital	2,719	(1,349)
Other long-term, net	(469)	(94)

Cash provided from operating activities	9,118	3,879

Investment Activities:
Capital expenditures	(1,020)	(2,479)
Prepublication costs	(1,036)	(1,200)
Proceeds on disposition of assets	590	—
Short-term investments	(63)	113

Cash used for investment activities	(1,529)	(3,566)

Financing Activities:
Long-term debt (repayments) borrowings	(5,082)	2,169
Cash dividends	(2,511)	(2,494)

Cash used for financing activities	(7,593)	(325)

Decrease in cash and cash equivalents	(4)	(12)

Cash and cash equivalents at the beginning of the period	492	178

Cash and cash equivalents at the end of the period	$488	$166

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of December 26, 2009, and the consolidated condensed statements of operations and statements of cash flows for the three-month periods ended December 26, 2009 and December 27, 2008 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Such events were evaluated through February 3, 2010, the day before financial statement issuance (see Notes F and H).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 26, 2009 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended September 26, 2009.

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period presented.  “Other intangibles” includes customer lists related to Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”) and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively.  Amortization expense related to customer lists was approximately $50,000 in the first quarters of both fiscal 2010 and 2009.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, accounts payable and debt obligations.  At December 26, 2009 and September 26, 2009, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.

Recent Accounting Pronouncements:

At the beginning of fiscal 2010, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this guidance. The Company will apply this standard to the acquisition described in Note H. There was no material impact upon adoption of this guidance; however, this guidance may materially affect the accounting for future business combinations.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 50% and 53% of the Company’s inventories at December 26, 2009 and September 26, 2009, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 26, 2009	September 26, 2009
Raw materials	$4,085	$4,384
Work in process	9,842	8,286
Finished goods	23,866	25,356
Total	$37,793	$38,026

C.            INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	December 26, 2009		December 27, 2008
Federal taxes at statutory rates	$1,584	35.0%	$394	35.0%
State taxes, net of federal tax benefit	227	5.0	45	4.0
Federal manufacturer’s deduction	(79)	(1.7)	(18)	(1.6)
Other	11	0.2	1	0.1
Total	$1,743	38.5%	$422	37.5%

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

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides segment information for the three-month periods ended December 26, 2009 and December 27, 2008.

	(000’s Omitted)
	Three Months Ended
	December 26, 2009	December 27, 2008
Net sales:
Book manufacturing	$54,841	$50,882
Specialty publishing	11,561	11,503
Elimination of intersegment sales	(3,298)	(2,738)
Total	$63,104	$59,647

Pretax income:
Book manufacturing operating income	$5,701	$3,588
Specialty publishing operating loss	(514)	(1,927)
Stock-based compensation	(349)	(383)
Elimination of intersegment profit	(193)	74
Interest expense, net	(118)	(227)
Total	$4,527	$1,125

E.          RESTRUCTURING COSTS

During fiscal year 2009, the Company recorded restructuring costs of $4.8 million associated with winding down Creative Homeowner’s distribution services and closing and consolidating the Book-mart Press manufacturing facility during the second quarter of fiscal 2009, as well as employee severance expenses related to additional cost saving actions taken in both of the Company’s segments. Overall, total headcount was reduced by approximately 12% during fiscal 2009.

The following table depicts the remaining accrual balances for these restructuring costs as of September 26, 2009 and December 26, 2009, which relate to closing and consolidating the Book-mart Press manufacturing facility.

	(000’s Omitted)
	Accrual at			Accrual at
	September 26,	Additional	Cash	December 26,
	2009	Charges	Paid	2009
Employee severance and benefit costs	$495	$—	$(21)	$474
Lease termination and facility closure costs	546	140	(125)	561

Total	$1,041	$140	$(146)	$1,035

In addition to the above, the Company recorded a gain on the disposition of Book-mart Press assets in the first quarter of fiscal 2010 of $140,000.  Amounts accrued for restructuring costs at December 26, 2009 and September 26, 2009 are included in “Other current liabilities” in the accompanying consolidated balance sheet.  The Company anticipates that payments associated with Book-mart Press, including rental payments related to the lease obligation and closing costs associated with the termination of the lease, will be substantially completed by July 2010.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

F.          STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarters of fiscal 2010 and 2009 was $349,000 and $383,000, respectively.  The related tax benefit recognized in the first quarters of both fiscal 2010 and 2009 was $125,000.  Unrecognized stock-based compensation cost at December 26, 2009 was $1.6 million, to be recognized over a weighted-average period of 2.2 years.

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

There was no stock option activity under this plan in the first quarter of fiscal 2010.  There were 463,886 option shares outstanding at December 26, 2009 with a weighted average exercise price of $24.74, a weighted average remaining term of 3.0 years, and no aggregate intrinsic value. Of these option shares, 257,553 were exercisable at December 26, 2009 with a weighted average exercise price of $28.87, a weighted average remaining term of 2.0 years, and no aggregate intrinsic value.  During the first quarter of fiscal 2010, 4,100 stock grants vested with a weighted-average fair value of $38.32 per share. At December 26, 2009, there were 62,061 non-vested stock grants outstanding with a weighted-average fair value of $22.88. There were 198,477 shares available for future grants under this plan at December 26, 2009.

Directors’ Option Plans: In January 2005, stockholders approved the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”). Under the 2005 Plan provisions, non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 225,000 shares.  The option price per share is the fair market value of stock at the time the option is granted.  The options are immediately exercisable and have a term of five years.  The 2005 Plan replaced the previous non-employee directors’ plan, which had been adopted in 1989.  In the first quarter of fiscal 2010, no options were issued or exercised under these plans and 6,000 options with an exercise price of $24.39 expired.  At December 26, 2009, 180,687 option shares were outstanding and exercisable with a weighted average exercise price of $29.04, a weighted average remaining term of 2.4 years and no aggregate intrinsic value.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; no such shares were issued in the first quarter of fiscal 2010.  At December 26, 2009, there were 4,501 shares available for future grants under the 2005 Plan.

On January 20, 2010, stockholders approved the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”), replacing the 2005 Plan. The 2010 Plan makes 300,000 shares of common stock available for future grants under the plan.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 337,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During the first quarter of fiscal 2010, no shares were issued under the ESPP.  At December 26, 2009, there were 11,776 shares available for future issuances.

On January 20, 2010, stockholders approved an amendment to the ESPP increasing the shares authorized under the plan by 300,000 to an aggregate of 637,500 shares of Company common stock available for issuance under the plan.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

G.         NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 26, 2009	December 27, 2008

Weighted average shares for basic	11,892	11,827
Effect of potentially dilutive shares	17	4
Weighted average shares for diluted	11,909	11,831

H.            SUBSEQUENT EVENT

On January 15, 2010, the Company announced the acquisition of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of software and solutions that streamline the production of customized textbooks for use in colleges, universities and businesses.  The $3 million cash acquisition, which has an additional future “earn out” potential payment of up to $1.2 million, will be accounted for as a purchase, and accordingly, Highcrest Media’s financial results will be included in the consolidated financial statements from the date of acquisition.  Highcrest Media operations will be included in the book manufacturing segment.  Due to the timing of the acquisition, the initial accounting of the value of the acquired assets and liabilities is not complete.

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

Goodwill and Other Intangibles.  Other intangibles include customer lists which are amortized on a straight-line basis over periods ranging from ten to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 26, 2009 resulting in no change to the nature or carrying amounts of its intangible assets.  An impairment charge had been recorded in the second quarter of fiscal 2009 in the specialty publishing segment related to Dover Publications, Inc. The Company continues to monitor the value of its intangible assets closely in each of its segments.  Changes in market conditions or poor operating results could result in a decline in the value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

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

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 26, 2009	December 27, 2008	% Change

Net sales	$63,104	$59,647	6%
Cost of sales	45,808	45,219	1%
Gross profit	17,296	14,428	20%
As a percentage of sales	27.4%	24.2%
Selling and administrative expenses	12,651	13,076	-3%
Operating income	4,645	1,352	244%
Interest expense, net	118	227	-48%
Pretax income	4,527	1,125	302%
Provision for income taxes	1,743	422	313%
Net income	$2,784	$703	296%

Net income per diluted share	$0.23	$0.06	283%

Revenues in the first quarter of fiscal 2010 increased 6% to $63.1 million compared to the same period last year.  Book manufacturing segment revenues grew by 8% to $54.8 million due to an increase in sales of four-color textbooks and religious scriptures.  In the specialty publishing segment, revenues increased slightly from the first quarter of last year to $11.6 million with strong sales growth at both Dover and REA largely offset by a decline in sales at Creative Homeowner. The winding down of Creative Homeowner’s book distribution services in the second quarter of fiscal 2009 also contributed to its sales decline compared to the first quarter of last year.

Net income for the quarter was $2.8 million, compared to $0.7 million in the first quarter of fiscal 2009, primarily due to the improvement in sales as well as prior cost reductions.

Restructuring Costs

During fiscal year 2009, the Company recorded restructuring costs of $4.8 million associated with ceasing Creative Homeowner’s distribution services and closing and consolidating the Book-mart Press manufacturing facility during the second quarter of fiscal 2009, as well as employee severance expenses related to additional cost saving actions taken in both of the Company’s segments.  Overall, total headcount was reduced by approximately 12% during fiscal 2009.

The following table depicts the remaining accrual balances for these restructuring costs as of September 26, 2009 and December 26, 2009, which relate to closing and consolidating the Book-mart Press manufacturing facility.

	(000’s Omitted)
	Accrual at			Accrual at
	September 26,	Additional	Cash	December 26,
	2009	Charges	Paid	2009
Employee severance and benefit costs	$495	$—	$(21)	$474
Lease termination and facility closure costs	546	140	(125)	561

Total	$1,041	$140	$(146)	$1,035

In addition to the above, the Company recorded a gain on the disposition of Book-mart Press assets in the first quarter of fiscal 2010 of $140,000.  Amounts accrued for restructuring costs at December 26, 2009 and September 26, 2009 are included in “Other current liabilities” in the accompanying consolidated balance sheet.  The Company anticipates that payments associated with Book-mart Press, including rental payments related to the lease obligation and closing costs associated with the termination of the lease, will be substantially completed by July 2010.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 26, 2009	December 27, 2008	% Change

Net sales	$54,841	$50,882	8%
Cost of sales	41,766	40,270	4%
Gross profit	13,075	10,612	23%
As a percentage of sales	23.8%	20.9%
Selling and administrative expenses	7,374	7,024	5%
Operating income	$5,701	$3,588	59%

Within the book manufacturing segment, the Company focuses on three key markets: education, religious and specialty trade.  In the first quarter of fiscal 2010, sales to the education market rose 15% to $19.8 million, primarily from sales of four-color textbooks to colleges and universities. However, sales of elementary and high school books were down reflecting continued pressure on state and local school budgets. Sales to the specialty trade market were comparable to the first quarter last year at $14.9 million, with growth in four-color sales as well as a number of new customers.  Sales to the religious market were up 12% to $18.3 million compared to the prior year’s first quarter, primarily from higher sales to the Company’s largest customer after a decline in sales in recent quarters.

Cost of sales in the book manufacturing segment increased by 4% to $41.8 million for the quarter compared to the same period last year, reflecting the increased sales volume offset in part by cost reductions achieved in fiscal 2009.  Gross profit increased by 23% to $13.1 million for the quarter, and as a percentage of sales, was 23.8% compared to 20.9% in last year’s first quarter.  The improvement in gross profit reflects the growth in sales, improved capacity utilization and a favorable sales mix, offset in part by continued industry-wide competitive pricing pressures.

Selling and administrative expenses for the segment increased 5% in the first quarter to $7.4 million compared to the same period last year.  Cost savings from staff reductions in fiscal 2009 were offset by an increase in variable compensation tied to this year’s increased sales and income.

First quarter operating income in this segment increased 59% to $5.7 million, compared to the same period last year, reflecting the growth in sales and gross profit.

On January 15, 2010, the Company announced the acquisition of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of software and solutions that streamline the production of customized textbooks for use in colleges, universities and businesses.  The $3 million cash acquisition, which has an additional future “earn out” potential payment of up to $1.2 million, will be accounted for as a purchase, and accordingly, Highcrest Media’s financial results will be included in the consolidated financial statements from the date of acquisition.  Highcrest Media operations will be included in the book manufacturing segment.  Due to the timing of the acquisition, the initial accounting of the value of the acquired assets and liabilities is not complete.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 26, 2009	December 27, 2008	% Change

Net sales	$11,561	$11,503	1%
Cost of sales	7,148	7,761	-8%
Gross profit	4,413	3,742	18%
As a percentage of sales	38.2%	32.5%
Selling and administrative expenses	4,927	5,669	-13%
Operating income (loss)	$(514)	$(1,927)

The Company’s specialty publishing segment reported first quarter sales of $11.6 million, up slightly from last year’s first quarter.  Sales were up 18% at Dover to $8.4 million, reflecting strong sales in a wide range of categories as well as an increase in direct-to-consumer sales resulting from enhanced marketing activity and promotional programs. Sales at REA increased 48% over last year’s first quarter to $1.9 million as a result of their most significant quarterly launch of new titles.  Sales at Creative Homeowner decreased 61% to $1.2 million, reflecting the persistent weakness in the nation’s housing sector, which has reduced store traffic and sales in the home center market, its largest channel. In addition, Creative Homeowner’s sales to book distributors declined as distributors continue to reduce their inventories. The sales decrease also reflects the cessation of Creative Homeowner’s book distribution services early in the second quarter of fiscal 2009, which supported one nationwide retailer and contributed approximately $1.2 million of revenue in last year’s first quarter. The Company anticipates an improvement in sales at Creative Homeowner with the upcoming spring and summer seasons.

Cost of sales in the specialty publishing segment decreased 8% to $7.1 million for the first three months of fiscal 2010 compared to the corresponding prior year period primarily due to the cost reductions initiated in fiscal 2009.  Gross profit increased 18% to $4.4 million in the quarter and, as a percentage of sales, increased to 38.2% from 32.5%% in the corresponding period last year. This improvement reflects higher sales volume at Dover and REA as well as the benefit of cost reductions in the prior year.

Selling and administrative expenses in this segment decreased 13% to $4.9 million in the first quarter compared to the same period last year.  Selling and administrative expenses in the first three months of last year included approximately $200,000 in severance pay and other costs related to Creative Homeowner ending its distribution service.

The operating loss for the specialty publishing segment for the first quarter was $0.5 million, compared to an operating loss of $1.9 million in last year’s first quarter.  Creative Homeowner’s operating loss in the quarter was $1.2 million, compared to a loss of $1.5 million in the first three months last year.  Combined operating income for Dover and REA increased by $1.1 million over the prior year’s first quarter reflecting their growth in revenue.

Total Consolidated Company

Interest expense, net of interest income, was $118,000 in the first quarter of fiscal 2010, compared to $227,000 of net interest expense in the first three months of last year.  Average debt under the revolving credit facility in the first quarter of fiscal 2010 was approximately $11.9 million at an average annual interest rate of 0.7%, generating interest expense of approximately $22,000.  Average debt under the revolving credit facility in the first quarter of last year was approximately $25.2 million at an average annual interest rate of 3.1%, generating interest expense of approximately $190,000.  Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.

The Company’s effective tax rate for the first quarter of fiscal 2010 was 38.5% compared to 37.5% for the same period last year with the increase primarily due to higher state income taxes.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 78,000 shares from last year’s first quarter, reflecting options exercised and shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first three months of fiscal 2010, operations provided $9.1 million of cash, compared to $3.9 million in the first quarter of last year.  Net income was $2.8 million and depreciation and amortization were $5.1 million.  Working capital decreased by $1.4 million in the first quarter.

Investment activities in the first quarter of fiscal 2009 used $1.5 million of cash. Capital expenditures were $1.0 million.  For the entire fiscal year, capital expenditures are expected to be approximately $12 to $14 million, with approximately half of the spending relating to a new digital print operation.  The Company is currently negotiating a capital lease of up to $8 million for the digital print operation assets.  Proceeds of approximately $0.6 million were received on the disposition of assets, including equipment from the Book-mart Press manufacturing facility.  Prepublication costs were $1.0 million, compared to $1.2 million in the first three months last year.  For the full fiscal year, prepublication costs are projected to be approximately $5 million.

Financing activities for the first three months of fiscal 2010 used approximately $7.6 million of cash.  Cash dividends of $2.5 million were paid and borrowings decreased by $5.1 million during the first quarter of fiscal 2010.  The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At December 26, 2009, the Company had $8.4 million in borrowings under this facility at an interest rate of 0.7%.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at December 26, 2009.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2010.

Recent Accounting Pronouncements:

At the beginning of fiscal 2010, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this guidance. The Company will apply this standard to the acquisition of Highcrest Media in January 2010. There was no material impact upon adoption of this guidance; however, this guidance may materially affect the accounting for future business combinations.

Forward-Looking Information:

This Quarterly Report on Form 10-Q includes forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-Q and include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, changes in market growth rates, changes in raw material costs and availability, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets, restructuring and impairment charges required under generally accepted accounting principles, changes in operating expenses including medical and energy costs, changes in technology including migration from paper-based books to digital, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations, changes in the Company’s effective income tax rate and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 26, 2009.

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

The book industry is extremely competitive.  In the book manufacturing segment, consolidation over the past few years of both customers and competitors within the markets in which the Company competes has caused downward pricing pressures.  In addition, excess capacity and competition from printing companies in lower cost countries may increase competitive pricing pressures.  Furthermore, some of our competitors have greater sales, assets and financial resources than us, particularly those in foreign countries, who may derive significant advantages from local governmental regulation, including tax holidays and other subsidies.  All or any of these competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share.

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

Over the past several years, we have completed four acquisitions, including Moore Langen and Creative Homeowner in fiscal year 2006, REA in fiscal 2004 and Highcrest Media in fiscal 2010, and may continue to make acquisitions in the future.  We believe that these acquisitions provide strategic growth opportunities for us.  Achieving the anticipated benefits of these acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner.  The challenges involved in successfully integrating acquisitions include:

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
10.1

Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (filed as Exhibit B to the Company’s Definitive Proxy Statement, as filed on December 4, 2009, and incorporated herein by reference).

10.2

Amendment No. 1 to the Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement, as filed on December 4, 2009, and incorporated herein by reference).

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

COURIER CORPORATION

(Registrant)

February 4, 2010	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

February 4, 2010	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and Chief Financial Officer

February 4, 2010	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1

Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (filed as Exhibit B to the Company’s Definitive Proxy Statement, as filed on December 4, 2009, and incorporated herein by reference).

10.2

Amendment No. 1 to the Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement, as filed on December 4, 2009, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

* Filed herewith.