Form 10-Q
period 2010-03-27
COURIER CORP
filed 2010-04-28
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2010
Common Stock, $1 par value	12,001,459 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Net sales	$58,879	$59,360	$121,983	$119,007
Cost of sales (Note E)	44,579	48,737	90,387	93,956

Gross profit	14,300	10,623	31,596	25,051

Selling and administrative expenses (Note E)	11,846	12,081	24,497	25,157
Impairment charge (Note A)	—	15,607	—	15,607

Operating income (loss)	2,454	(17,065)	7,099	(15,713)

Interest expense, net	119	194	237	421

Pretax income (loss)	2,335	(17,259)	6,862	(16,134)

Income tax provision (benefit) (Note C)	900	(6,086)	2,643	(5,664)

Net income (loss)	$1,435	$(11,173)	$4,219	$(10,470)

Net income (loss) per share (Note G):

Basic	$0.12	$(0.94)	$0.35	$(0.88)

Diluted	$0.12	$(0.94)	$0.35	$(0.88)

Cash dividends declared per share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 27,	September 26,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$93	$492
Investments	1,117	1,017
Accounts receivable, less allowance for uncollectible accounts of $1,759 at March 27, 2010 and $1,600 at September 26, 2009	31,559	34,176
Inventories (Note B)	41,291	38,026
Deferred income taxes	4,465	4,462
Other current assets	2,465	1,404

Total current assets	80,990	79,577

Property, plant and equipment, less accumulated depreciation of $163,539 at March 27, 2010 and $160,783 at September 26, 2009	84,989	89,754

Goodwill (Note A)	26,489	24,980

Other intangibles, net (Note A)	5,466	3,720

Prepublication costs, net (Note A)	8,683	9,194

Other assets	1,277	1,212

Total assets	$207,894	$208,437

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 27,	September 26,
	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$96	$96
Accounts payable	11,300	10,974
Accrued payroll	7,317	5,950
Accrued taxes	1,187	3,032
Other current liabilities	7,818	7,098

Total current liabilities	27,718	27,150

Long-term debt	11,641	13,514
Deferred income taxes	497	177
Other liabilities	3,416	3,006

Total liabilities	43,272	43,847

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,001,000 at March 27, 2010 and 11,956,000 at September 26, 2009	12,001	11,956
Additional paid-in capital	17,273	16,479
Retained earnings	135,975	136,782
Accumulated other comprehensive loss	(627)	(627)

Total stockholders’ equity	164,622	164,590

Total liabilities and stockholders’ equity	$207,894	$208,437

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 27,	March 28,
	2010	2009
Operating Activities:
Net income (loss)	$4,219	$(10,470)
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	10,348	10,589
Impairment charge (Note A)	—	15,607
Stock-based compensation	683	725
Deferred income taxes	317	(4,177)
Gain on disposition of assets	(183)	—
Changes in assets and liabilities:
Accounts receivable	2,996	13,789
Inventory	(3,224)	(3,602)
Accounts payable	37	(6,132)
Accrued taxes	(1,845)	(2,616)
Other elements of working capital	686	(3,273)
Other long-term, net	(299)	(167)

Cash provided from operating activities	13,735	10,273

Investment Activities:
Capital expenditures	(2,864)	(4,463)
Acquisition (Note H)	(3,000)	—
Prepublication costs	(2,102)	(2,240)
Proceeds on disposition of assets	590	—
Short-term investments	(100)	17

Cash used for investment activities	(7,476)	(6,686)

Financing Activities:
Long-term debt (repayments) borrowings	(1,873)	941
Cash dividends	(5,026)	(4,994)
Proceeds from stock plans	241	412

Cash used for financing activities	(6,658)	(3,641)

Decrease in cash and cash equivalents	(399)	(54)

Cash and cash equivalents at the beginning of the period	492	178

Cash and cash equivalents at the end of the period	$93	$124

Supplemental disclosure of noncash investing activities:
Contingent consideration (Note H)	$850	—

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of March 27, 2010, and the consolidated condensed statements of operations for the three-month and six-month periods ended March 27, 2010 and March 28, 2009, and the statements of cash flows for the six-month periods ended March 27, 2010 and March 28, 2009 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period ended March 27, 2010.  In the second quarter of fiscal 2009, the Company recorded a $15.6 million impairment charge related to Dover Publications, Inc. (“Dover”), representing 100% of Dover’s goodwill.

During the second quarter of fiscal 2010, the Company acquired Highcrest Media LLC (“Highcrest Media”) and recorded goodwill of $1.5 million (see Note H). In addition, the Company recorded intangibles related to customer lists and technology with this acquisition totaling $1.9 million, which are being amortized over a 5-year period.  “Other intangibles” also include customer lists related to Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”) and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively.  Related amortization expense was approximately $130,000 and $50,000 in the second quarters of fiscal years 2010 and 2009, respectively.  For the first six months, amortization expense was approximately $180,000 and $100,000 in fiscal years 2010 and 2009, respectively. Annual amortization expense over the next five years will be approximately $600,000 prospectively.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, accounts payable and debt obligations.  At March 27, 2010 and September 26, 2009, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements:

At the beginning of fiscal 2010, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this guidance. The Company has applied this standard to the acquisition of Highcrest Media, described in Note H. As a result of adopting this guidance, the Company expensed approximately $55,000 of transaction costs related to the acquisition and recorded contingent consideration of $1.2 million in the initial purchase price at its estimated fair value of $850,000.

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost was determined using the last-in, first-out (LIFO) method for approximately 52% and 53% of the Company’s inventories at March 27, 2010 and September 26, 2009, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 27, 2010	September 26, 2009
Raw materials	$5,301	$4,384
Work in process	10,967	8,286
Finished goods	25,023	25,356
Total	$41,291	$38,026

C.            INCOME TAXES

The provision (benefit) for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	March 27, 2010		March 28, 2009
Federal taxes at statutory rates	$817	35.0%	$(6,040)	35.0%
State taxes, net of federal tax benefit	121	5.2	(70)	0.4
Federal manufacturer’s deduction	(45)	(1.9)	26	(0.2)
Other	7	0.3	(2)	—
Total	$900	38.5%	$(6,086)	35.3%

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	(000’s Omitted)
	Six Months Ended
	March 27, 2010		March 28, 2009
Federal taxes at statutory rates	$2,402	35.0%	$(5,647)	35.0%
State taxes, net of federal tax benefit	348	5.1	(24)	0.1
Federal manufacturer’s deduction	(124)	(1.8)	7	—
Other	17	0.2	—	—
Total	$2,643	38.5%	$(5,664)	35.1%

The tax benefit related to the impairment charge for Dover recorded in the second quarter of last year was recognized at 35% (see Note A).  No state tax benefit was recognized as the Company fully provided a valuation allowance on the related deferred state tax asset.

D.            BUSINESS SEGMENTS

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. In January 2010, the Company acquired Highcrest Media, which has been included in the book manufacturing segment (see Note H).  The specialty publishing segment consists of Dover, Creative Homeowner and Research & Education Association, Inc. (“REA”).

Segment performance is evaluated based on several factors, of which the primary financial measure is operating income.  Operating income is defined as gross profit (sales less cost of sales) less selling and administrative expenses, and includes severance and other restructuring costs but excludes stock-based compensation.  As such, segment performance is evaluated exclusive of interest, income taxes, stock-based compensation, intersegment profit, and impairment charges.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.

The following table provides segment information for the three-month and six-month periods ended March 27, 2010 and March 28, 2009.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
Net sales:
Book manufacturing	$49,980	$49,899	$104,821	$100,781
Specialty publishing	11,721	12,058	23,282	23,561
Elimination of intersegment sales	(2,822)	(2,597)	(6,120)	(5,335)
Total	$58,879	$59,360	$121,983	$119,007

Pretax income (loss):
Book manufacturing operating income (loss)	$2,796	$(652)	$8,497	$2,936
Specialty publishing operating income (loss)	13	(566)	(501)	(2,493)
Impairment charge (Note A)	—	(15,607)	—	(15,607)
Stock-based compensation	(334)	(342)	(683)	(725)
Elimination of intersegment profit	(21)	102	(214)	176
Interest expense, net	(119)	(194)	(237)	(421)
Total	$2,335	$(17,259)	$6,862	$(16,134)

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

E.             RESTRUCTURING COSTS

In fiscal 2009, the Company recorded restructuring costs of $3.5 million in the second quarter and $3.7 million in the first half of the year. Restructuring costs included employee severance expenses related to cost savings initiatives in both of the Company’s segments, as well as winding down Creative Homeowner’s distribution services and closing and consolidating the Book-mart Press manufacturing facility during the second quarter of fiscal 2009.  The following table details restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s Omitted)
	Quarter Ended			Six Months Ended
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Included in cost of sales	$2,754	$107	$2,861	$2,754	$107	$2,861
Included in selling and administrative expenses	475	192	667	491	377	868
Total restructuring costs	$3,229	$299	$3,528	$3,245	$484	$3,729

For the entire fiscal year 2009, the Company recorded restructuring costs totaling $4.8 million.  The following table depicts the accrual balances for these restructuring costs that remained as of September 26, 2009 and March 27, 2010, which relate to closing and consolidating the Book-mart Press manufacturing facility.

	(000’s Omitted)
	Accrual at			Accrual at
	September 26,	Additional	Cash	March 27,
	2009	Charges	Paid	2010
Employee severance and benefit costs	$495	$—	$(42)	$453
Lease termination, facility closure and other costs	546	140	(303)	383
Total	$1,041	$140	$(345)	$836

In addition to the above, the Company recorded a gain on the disposition of Book-mart Press assets in the first quarter of fiscal 2010 of $140,000.  Amounts accrued for restructuring costs at March 27, 2010 and September 26, 2009 are included in “Other current liabilities” in the accompanying consolidated balance sheet.  The Company anticipates that payments associated with Book-mart Press, including rental payments related to the lease obligation and closing costs associated with the termination of the lease, will be substantially completed by the end of this fiscal year.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”). The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the second quarters of fiscal 2010 and 2009 was $334,000 and $342,000, respectively.  The related tax benefit recognized in the second quarters of fiscal 2010 and 2009 was $120,000 and $111,000, respectively.  For the first six months of 2010 and 2009, stock-based compensation was $683,000 and $725,000, respectively, and the related tax benefit recognized was $244,000 and $236,000, respectively.  Unrecognized stock-based compensation cost at March 27, 2010 was $1.9 million, to be recognized over a weighted-average period of 2.1 years.

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

The following is a summary of option activity under this plan in the first six months of fiscal 2010:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 26, 2009	463,886	$24.74
Granted	4,558	13.71
Outstanding at March 27, 2010	468,444	$24.63	2.7	$169,178

Exercisable at March 27, 2010	259,181	$28.94	1.7
Available for future grants	193,050

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.The key assumptions used to value the options granted, which were issued in the second quarter of fiscal 2010, were a risk-free interest rate of 2.7%, expected volatility of 46%, a dividend yield of 6.1%, and an expected life of five years, resulting in a weighted average fair value of $3.46 per share.

In the second quarter of fiscal 2010, 869 stock awards were granted with a weighted-average fair value of $13.71 per share.  During the first six months of fiscal 2010, 7,093 stock grants vested with a weighted-average fair value of $38.47 per share. At March 27, 2010, there were 59,937 non-vested stock grants outstanding with a weighted-average fair value of $21.95.

Directors’ Stock Equity Plans: In January 2010, stockholders approved the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”).  Under the plan provisions, stock grants as well as non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 300,000 shares.  The 2010 Plan replaced the previous non-employee directors’ plan, which had been adopted in 2005 (the “2005 Plan”). No further options will be granted under the 2005 Plan.  Under the 2010 Plan, the option price per share is the fair market value of stock at the time the option is granted and options have a term of five years. Stock options and stock grants generally vest over three years.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

During the second quarter of fiscal 2010, 53,179 options were granted under the 2010 Plan. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.  The key assumptions used to value the options granted were a risk-free interest rate of 2.7%, expected volatility of 46%, a dividend yield of 6.1%, and an expected life of five years, resulting in a weighted average fair value of $3.46 per share.

The following is a summary of option activity under the 2010 Plan and the 2005 Plan in the first six months of fiscal 2010:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 26, 2009	186,687	$28.89
Granted	53,179	13.71
Expired	(33,000)	32.65
Outstanding at March 27, 2010	206,866	$24.39	3.3	$245,163

Exercisable at March 27, 2010	153,687	$28.08	2.5
Available for future grants	221,236

During the second quarter of fiscal 2010, 13,181 stock awards were granted to non-employee directors with a weighted-average fair value of $13.71 per share, representing all such non-vested stock grants outstanding at March 27, 2010.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 12,404 such shares were issued in the second quarter of fiscal 2010.

Employee Stock Purchase Plan: The ESPP allows eligible employees to purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  On January 20, 2010, stockholders approved an amendment to the ESPP increasing the shares authorized under the plan by 300,000 to an aggregate of 637,500 shares of Company common stock available for issuance under the plan.  During the second quarter of fiscal 2010, 18,419 shares were issued under the ESPP at a price of $13.08 per share.  At March 27, 2010, there were 293,357 shares available for future issuances.

G.        NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income (loss) per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.  In the second quarter and first six months of fiscal 2009, approximately 6,000 and 5,000 potentially dilutive shares, respectively, were excluded as the Company incurred a loss in those periods.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009

Average shares outstanding for basic	11,910	11,842	11,901	11,835
Effect of potentially dilutive shares	31	—	24	—
Average shares outstanding for diluted	11,941	11,842	11,925	11,835

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

H.                        BUSINESS ACQUISITION

On January 15, 2010, the Company acquired the assets of Highcrest Media, a Massachusetts-based provider of software solutions that streamline the production of customized textbooks for use in colleges, universities and businesses.  The acquisition also complements the Company’s investment during fiscal 2010 in digital printing technology. The $3 million cash acquisition, which has additional future “earn out” potential payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition. The future earn out potential payments were valued at $850,000 using a probability weighted discounted cash flow model and may be paid out over three years.

The acquisition of Highcrest Media was recorded by allocating the fair value of consideration of the acquisition to the identified assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date.  The excess of the fair value of consideration of the acquisition over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Goodwill and other intangibles are tax deductible. Based on these valuations, the purchase price allocation was as follows:

(000’s Omitted)

Accounts receivable	$379
Inventories	41
Machinery, equipment and other long-term assets	280
Amortizable intangibles	1,930
Goodwill	1,509
Accounts payable and accrued liabilities	(289)
Total purchase price	$3,850
Less: Fair value of contingent “earn out” consideration	(850)
Net cash paid	$3,000

The Company also assumed operating leases for some of Highcrest Media’s equipment.  The acquisition of Highcrest Media is expected to be modestly accretive to the Company’s earnings for fiscal 2010.  The Company expects to finalize the preliminary estimates of the fair value of the intangible assets in the next quarter.

I.                                  LONG-TERM DEBT

On March 26, 2010, the Company entered into a financing arrangement providing up to $8 million for the digital print operation assets.  This arrangement has a four-year term and an annual interest rate of 3.9%.  The Company had not yet drawn on this arrangement as of March 27, 2010.

J.                                  SUBSEQUENT EVENT

In April 2010, the Company ordered a fourth manroland press to expand four-color capacity in its Kendallville, Indiana facility. This new press is expected to be placed in service in the first half of fiscal 2011 with a total project cost of approximately $17 million.

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

Goodwill and Other Intangibles.  Other intangible assets include customer lists and technology, which are amortized on a straight-line basis over periods ranging from five to fifteen years. The Company evaluates possible impairment of goodwill and other intangibles on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 26, 2009 resulting in no change to the nature or carrying amounts of its intangible assets.  An impairment charge had been recorded in the second quarter of fiscal 2009 in the specialty publishing segment related to Dover Publications, Inc. The Company continues to monitor the value of its intangible assets closely in each of its segments.  Changes in market conditions or poor operating results could result in a decline in the value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

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

Results of Operations:

	FINANCIAL HIGHLIGHTS (dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 27, 2010	March 28, 2009	% Change	March 27, 2010	March 28, 2009	% Change

Net sales	$58,879	$59,360	-0.8%	$121,983	$119,007	2.5%
Cost of sales	44,579	48,737	-8.5%	90,387	93,956	-3.8%
Gross profit	14,300	10,623	34.6%	31,596	25,051	26.1%
As a percentage of sales	24.3%	17.9%		25.9%	21.1%
Selling and administrative expenses	11,846	12,081	-1.9%	24,497	25,157	- 2.6%
Impairment charge	—	15,607		—	15,607
Operating income (loss)	2,454	(17,065)		7,099	(15,713)
Interest expense, net	119	194	-38.7%	237	421	-43.7%
Pretax income (loss)	2,335	(17,259)		6,862	(16,134)
Income tax provision (benefit)	900	(6,086)		2,643	(5,664)
Net income (loss)	$1,435	$(11,173)		$4,219	$(10,470)
Net income (loss) per diluted share	$0.12	$(0.94)		$0.35	$(0.88)

Revenues in the second quarter of fiscal 2010 were slightly below the same period last year at $58.9 million while sales for the first half of the year increased 3% to $122.0 million compared to fiscal 2009.  Book manufacturing segment revenues grew slightly in the second quarter compared to last year and increased 4% to $104.8 million for the first six months.  The year-to-date growth in sales was primarily due to increased demand for four-color books and religious scriptures.  In the specialty publishing segment, revenues were down 3% to $11.7 million in the quarter compared to last year’s second quarter, with sales growth at REA offset by sales declines at Dover and Creative Homeowner. For the first half of the year, sales in this segment were down 1% to $23.3 million compared to the first six months of last year with sales growth at both REA and Dover largely offset by a decline in sales at Creative Homeowner. The winding down of Creative Homeowner’s book distribution services in January 2009 also contributed to its sales decline compared to the first half of this year.

Net income was $1.4 million and $4.2 million for the second quarter and first six months of fiscal 2010, respectively, reflecting improved performance in both of the Company’s business segments.  In the prior year, the Company recorded a second-quarter net loss of $11.2 million, or $.94 per diluted share, and for the first half of the year, a net loss of $10.5 million, or $.88 per diluted share.  These results included restructuring costs related to cost saving initiatives in both of the Company’s segments totaling $3.5 million for the second quarter and $3.7 million for the first six months.  In addition, the Company recorded a pre-tax impairment charge of $15.6 million in last year’s second quarter related to Dover’s goodwill. Pre-tax restructuring and impairment charges totaled $19.1 million in the second quarter, or $1.04 per diluted share, and $19.3 million for the first six months, or $1.05 per diluted share.

Business Acquisition

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of software solutions that streamline the production of customized textbooks for use in colleges, universities and businesses.  The acquisition also complements the Company’s investment during fiscal 2010 in digital printing technology. The $3 million cash acquisition, which has additional future “earn out” potential payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.  The acquisition of Highcrest Media is expected to be modestly accretive to the Company’s earnings for fiscal 2010.

Restructuring Costs

In fiscal 2009, the Company recorded restructuring costs of $3.5 million in the second quarter and $3.7 million in the first half of the year. Restructuring costs included employee severance expenses related to cost savings initiatives in both of the Company’s segments, as well as winding down Creative Homeowner’s distribution services and closing and consolidating the Book-mart Press manufacturing facility during the second quarter of fiscal 2009.  The following table details restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s Omitted)
	Quarter Ended			Six Months Ended
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Included in cost of sales	$2,754	$107	$2,861	$2,754	$107	$2,861
Included in selling and administrative expenses	475	192	667	491	377	868
Total restructuring costs	$3,229	$299	$3,528	$3,245	$484	$3,729

For the entire fiscal year 2009, the Company recorded restructuring costs totaling $4.8 million.  The following table depicts the accrual balances for these restructuring costs that remained as of September 26, 2009 and March 27, 2010, which relate to closing and consolidating the Book-mart Press manufacturing facility.

	(000’s Omitted)
	Accrual at			Accrual at
	September 26,	Additional	Cash	March 27,
	2009	Charges	Paid	2010
Employee severance and benefit costs	$495	$—	$(42)	$453
Lease termination, facility closure and other costs	546	140	(303)	383
Total	$1,041	$140	$(345)	$836

In addition to the above, the Company recorded a gain on the disposition of Book-mart Press assets in the first quarter of fiscal 2010 of $140,000.  Amounts accrued for restructuring costs at March 27, 2010 and September 26, 2009 are included in “Other current liabilities” in the accompanying consolidated balance sheet.  The Company anticipates that payments associated with Book-mart Press, including rental payments related to the lease obligation and closing costs associated with the termination of the lease, will be substantially completed by the end of this fiscal year.

Impairment Charge

The Company evaluates possible impairment of goodwill and other intangibles on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Due to a decline in sales and profits at Dover during the second quarter of fiscal 2009, resulting from the continued downturn in the economic environment and in consumer spending, the Company performed an interim test of Dover’s goodwill. As a result of the impairment tests, the Company had concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value and recorded a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, at the end of last year’s second quarter. On an after-tax basis, the impairment charge was $10.1 million, or $.86 per diluted share.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS (dollars in thousands)
	Quarter Ended			Six Months Ended
	March 27, 2010	March 28, 2009	% Change	March 27, 2010	March 28, 2009	% Change

Net sales	$49,980	$49,899	0.2%	$104,821	$100,781	4.0%
Cost of sales	40,243	43,870	-8.3%	82,009	84,140	-2.5%
Gross profit	9,737	6,029	61.5%	22,812	16,641	37.1%
As a percentage of sales	19.5%	12.1%		21.8%	16.5%
Selling and administrative expenses	6,941	6,681	3.9%	14,315	13,705	4.5%
Operating income (loss)	$2,796	$(652)		$8,497	$2,936	189.4%

Within the book manufacturing segment, the Company focuses primarily on three key markets: education, religious and specialty trade.  In the second quarter of fiscal 2010, sales to the education market were down 2% to $21.1 million but increased 6% to $40.9 million in the first six months compared to the same periods last year, primarily from sales of four-color textbooks to colleges and universities. However, sales of elementary and high school books were down reflecting continued pressure on state and local school budgets. Sales to the specialty trade market grew 6% to $14.2 million in the quarter and grew 3% to $29.1 million year to date compared to prior year periods, with growth in four-color sales as well as a number of new customers.  Sales to the religious market were comparable to the prior year second quarter at $12.5 million and were up 7% to $30.8 million compared to the first half of last year.

Cost of sales in the book manufacturing segment decreased by 8% to $40.2 million for the quarter and by 3% to $82.0 million compared to the same periods last year.  Cost of sales in the second quarter and first six months of fiscal 2009 included $2.8 million of restructuring costs.  Excluding these restructuring costs, the decrease in cost of sales for the quarter and first six months reflects the benefit of last year’s cost reductions.  Gross profit increased by 62% to $9.7 million for the quarter, and as a percentage of sales, was 19.5% compared to 12.1% in last year’s second quarter.  For the first half of the year, gross profit increased 37% to $22.8 million and, as a percentage of sales, improved to 21.8% from 16.5% in the first six months of fiscal 2009.  In addition to last year’s restructuring costs, the improvement in gross profit reflects the growth in sales, improved capacity utilization and increased revenue from recycling programs, which were offset in part by continued industry-wide competitive pricing pressures.

Selling and administrative expenses for the segment increased 4% in both the second quarter and first six months of fiscal 2010 compared to the same periods last year, which included approximately $0.5 million of severance-related restructuring costs.  Cost savings from staff reductions in fiscal 2009 were offset by an increase in variable compensation tied to this year’s increased sales and income.

Operating income in the book manufacturing segment in the quarter was $2.8 million compared to an operating loss of $0.7 million in last year’s second quarter, which included restructuring costs of $3.2 million.  For the first six months of fiscal 2010, operating income was $8.5 million compared to $2.9 million in the corresponding period last year, reflecting the impact of last year’s restructuring initiatives to reduce costs as well as the growth in sales.

During the second quarter of fiscal 2010, the Company acquired Highcrest Media, a software solutions provider specializing in customized textbooks for use in colleges, universities and businesses.  The acquisition of Highcrest Media is expected to be modestly accretive to the Company’s earnings for fiscal 2010.  In addition, the Company installed a new HP digital printing system during the second quarter.  Related start-up costs are anticipated to be $1 to $2 million in the second half of fiscal 2010.  In April 2010, the Company ordered a fourth manroland press for its Kendallville, Indiana facility in order to expand its four-color production capacity.  The press is expected to be installed in the first half of fiscal 2011.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS (dollars in thousands)
	Quarter Ended			Six Months Ended
	March 27, 2010	March 28, 2009	% Change	March 27, 2010	March 28, 2009	% Change

Net sales	$11,721	$12,058	-2.8%	$23,282	$23,561	-1.2%
Cost of sales	7,136	7,566	-5.7%	14,284	15,327	-6.8%
Gross profit	4,585	4,492	2.1%	8,998	8,234	9.3%
As a percentage of sales	39.1%	37.3%		38.6%	34.9%
Selling and administrative expenses	4,572	5,058	-9.6%	9,499	10,727	-11.4%
Operating income (loss)	$13	$(566)		$(501)	$(2,493)

Within the Company’s specialty publishing segment, sales in the second quarter were down 3% to $11.7 million and down 1% for the first six months to $23.3 million, compared to the corresponding periods in fiscal 2009.  Sales were down 4% at Dover to $6.9 million after strong sales growth in the first quarter compared to the corresponding prior year periods.  For the first half of the year, Dover’s sales grew 7% to $15.3 million compared to the first six months of last year.  During the second quarter, sales to major book retailers declined, due in part to inventory reductions.  Dover’s second quarter and year-to-date sales reflect growth in direct-to-consumer sales and sales through online retailers resulting from enhanced marketing activity and promotional programs. Sales at REA increased 22% over last year’s second quarter to $2.2 million and grew 32% to $4.1 million in the first six months of fiscal 2010 compared to the first half of last year.  REA’s sales growth resulted from a strong list of new titles as well as a robust market for test preparation books.  Sales at Creative Homeowner decreased 14% to $2.7 million, reflecting the persistent weakness in the nation’s housing sector, which has reduced store traffic and sales in the home center market, its largest channel. For the first half of fiscal 2010, Creative Homeowner’s sales decreased 37% to $3.9 million compared to the first six months of last year. The sales decrease on a year-to-date basis also reflects the cessation of Creative Homeowner’s book distribution services in January 2009, which supported one nationwide retailer and contributed approximately $1.2 million of revenue last year. Creative Homeowner’s sales to other specialty retailers as well as direct-to-consumer sales of home plans grew modestly in the second quarter of fiscal 2010.

Cost of sales in the specialty publishing segment decreased 6% to $7.1 million in the second quarter and decreased 7% to $14.3 million for the first six months of fiscal 2010 compared to the corresponding prior year periods primarily due to the cost reductions initiated in fiscal 2009.  Cost of sales in the second quarter and first half of last year included approximately $100,000 of severance-related restructuring costs.  Gross profit as a percentage of sales increased to 39.1% from 37.3% in the second quarter and increased to 38.6% from 34.9% in the first half of fiscal 2010 compared to the same periods last year, primarily as a result of cost reductions.

Selling and administrative expenses in this segment decreased 10% to $4.6 million in the second quarter and decreased 11% to $9.5 million in the first six months compared to the same periods in fiscal 2009.  Selling and administrative expenses in the second quarter and first half of last year included approximately $200,000 and $400,000, respectively, in severance pay as well as other costs related to Creative Homeowner ending its distribution service.  Fiscal 2010 expenses reflect the cost reductions achieved by prior year initiatives, which also included centralizing back office and order fulfillment operations.

The specialty publishing segment had operating income of $13,000 for the second quarter, compared to an operating loss of $0.6 million in last year’s second quarter.  For the first half of fiscal 2010, the operating loss was $0.5 million compared to $2.5 million in the first six month’s of last year, reflecting sales growth at REA and Dover combined with the benefit of cost reductions initiated in fiscal 2009, particularly at Creative Homeowner.

Total Consolidated Company

Interest expense, net of interest income, was $119,000 in the second quarter of fiscal 2010, compared to $194,000 of net interest expense in the same period last year.  For the first six months, interest expense, net of interest income, was $237,000 compared to $421,000 in the first half of fiscal 2009. Average debt under the revolving credit facility in the second quarter of fiscal 2010 was approximately $11.9 million at an average annual interest rate of 0.7%, generating interest expense of approximately $22,000.  Average debt under the revolving credit facility in the second quarter of last year was approximately $26.7 million at an average annual interest rate of 1.0%, generating interest expense of approximately $65,000.  Average debt under the revolving credit facility for the first six months of fiscal 2010 was approximately $11.9 million at an average annual interest rate of 0.7%, generating interest expense of approximately $44,000.  For the first half of fiscal 2009, average debt under this facility was approximately $26.0 million at an average annual interest rate of 2.0%, generating interest expense of approximately $260,000.  Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.

Income tax expense for the second quarter was $0.9 million compared to an income tax benefit of $6.1 million in the same quarter last year.  On a year-to-date basis, income tax expense was $2.6 million compared to an income tax benefit of $5.7 million for the first six months of fiscal 2009. The tax benefit in fiscal 2009 related to Dover’s impairment charge was recognized at 35%; no state tax benefit was recognized as the Company fully provided a valuation allowance on the related deferred state tax asset.  Excluding the effect of the tax benefit of the impairment charge for Dover, the effective tax rate was 37.8% in the second quarter and 38.3% for the first six months of fiscal 2009 compared to 38.5% in the second quarter and first half of fiscal 2010, primarily because of a higher effective state tax rate in fiscal 2010.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 99,000 shares and 90,000 from last year’s second quarter and first six months, respectively, primarily due to options exercised and shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first six months of fiscal 2010, operations provided $13.7 million of cash, compared to $10.3 million in the first half of last year.  Net income was $4.2 million and depreciation and amortization were $10.3 million.  Working capital used $1.4 million of cash compared to $1.8 million in the first half of last year.

Investment activities in the first half of fiscal 2010 used $7.5 million of cash, of which $3.0 million was attributable to the acquisition of Highcrest Media in January.  Proceeds of approximately $0.6 million were received on the disposition of assets, including equipment from the Book-mart Press manufacturing facility.  Prepublication costs were $2.1 million, comparable to the first six months last year.  For the full fiscal year, prepublication costs are projected to be slightly below last year’s $4.8 million.  Capital expenditures for the first half of the year were $2.9 million.  In April 2010, the Company ordered a fourth manroland press to expand four-color capacity in its Kendallville, Indiana facility. Spending in fiscal 2010 on this $17 million project is expected to be approximately $12 million.  This new press is expected to be placed in service in the first half of fiscal 2011.  Capital expenditures for fiscal 2010 are now projected to be approximately $24 to $26 million.  Other major projects in fiscal 2010 include spending relating to the new digital print operation.

Financing activities for the first six months of fiscal 2010 used approximately $6.7 million of cash.  Cash dividends of $5.0 million were paid and borrowings decreased by $1.9 million during the first half of fiscal 2010.  The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At March 27, 2010, the Company had $11.6 million in borrowings under this facility at an interest rate of 0.7%.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at March 27, 2010.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs. On March 26, 2010, the Company entered into a financing arrangement providing up to $8 million for the digital print operation assets.  This arrangement has a four-year term and an annual interest rate of 3.9%.  The Company had not yet drawn on this arrangement as of March 27, 2010.  The Company believes that its cash on hand, cash from operations, new financing arrangement, and the available credit facility will be sufficient to meet its cash requirements through 2010.

Recent Accounting Pronouncements:

At the beginning of fiscal 2010, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this guidance. The Company has applied this standard to the acquisition of Highcrest Media in January 2010. Adoption of this guidance did not have a material impact on the Company’s financial statements; however, this guidance may materially affect the accounting for future business combinations.

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

The printing industry is in a period of rapid technological evolution.  Our future financial performance will depend, in part, upon the ability to anticipate and adapt to rapid industrial and technological changes occurring in the industry and upon the ability to offer, on a timely basis, services that meet evolving industry standards.  If we are unable to adapt to such technological changes, we may lose customers and may not be able to maintain our competitive position.  In addition, we may encounter difficulties in the implementation and start-up of new equipment and technology.

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

Item 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                    REMOVED AND RESERVED

Item 5.                    OTHER INFORMATION

The Annual Meeting of Stockholders of the Company was held on January 20, 2010.  Following are the matters voted on at the meeting:

1)     All nominees of the Board of Directors of the Company were elected for a three-year term.  Votes were cast as follows: Paul Braverman — 10,491,616 for and 202,264 withheld; Peter K. Markell — 6,619,959 for and 4,073,921 withheld, and Ronald L. Skates — 6,628,399 for and 4,065,481 withheld; with 848,648 non votes for each.

2)     Shareholders approved an amendment to the 1999 Employee Stock Purchase Plan increasing the number of shares available for grant under the plan. Votes were cast as follows: 10,025,988 for, 106,820 against, 561,072 abstained and 848,648 non votes.

3)     Shareholders approved the adoption of the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors. Votes were cast as follows: 9,871,170 for, 253,518 against, 569,192 abstained and 848,648 non votes.

4)     Stockholders voted to ratify and approve the selection by the Audit and Finance Committee of the Board of Directors, of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending September 25, 2010.  Votes were cast as follows: 11,450,435 for, 54,357 against, and 37,736 abstained.

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

COURIER CORPORATION
(Registrant)

April 27, 2010	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

April 27, 2010	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and Chief Financial Officer

April 27, 2010	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

* Filed herewith.