Form 10-Q
period 2010-06-26
COURIER CORP
filed 2010-07-28
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2010
Common Stock, $1 par value	12,001,459 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Net sales	$64,919	$61,390	$186,902	$180,397
Cost of sales (Note E)	51,036	47,313	141,423	141,269

Gross profit	13,883	14,077	45,479	39,128

Selling and administrative expenses (Note E)	10,877	11,305	35,374	36,462
Impairment charge (Note A)	—	—	—	15,607

Operating income (loss)	3,006	2,772	10,105	(12,941)

Interest expense, net	130	153	367	574

Pretax income (loss)	2,876	2,619	9,738	(13,515)

Income tax provision (benefit) (Note C)	1,106	1,007	3,749	(4,657)

Net income (loss)	$1,770	$1,612	$5,989	$(8,858)

Net income (loss) per share (Note G):

Basic	$0.15	$0.14	$0.50	$(0.75)

Diluted	$0.15	$0.14	$0.50	$(0.75)

Cash dividends declared per share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 26,	September 26,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$113	$492
Investments	1,064	1,017
Accounts receivable, less allowance for uncollectible accounts of $1,797 at June 26, 2010 and $1,600 at September 26, 2009	36,340	34,176
Inventories (Note B)	40,724	38,026
Deferred income taxes	4,675	4,462
Other current assets	1,996	1,404

Total current assets	84,912	79,577

Property, plant and equipment, less accumulated depreciation of $167,066 at June 26, 2010 and $160,783 at September 26, 2009	91,046	89,754

Goodwill (Note A)	26,497	24,980

Other intangibles, net (Note A)	5,319	3,720

Prepublication costs, net (Note A)	8,426	9,194

Other assets	1,263	1,212

Total assets	$217,463	$208,437

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 26,	September 26,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note I)	$778	$96
Accounts payable	11,270	10,974
Accrued payroll	7,408	5,950
Accrued taxes	441	3,032
Other current liabilities	7,180	7,098

Total current liabilities	27,077	27,150

Long-term debt (Note I)	21,651	13,514
Deferred income taxes	1,064	177
Other liabilities	3,515	3,006

Total liabilities	53,307	43,847

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,001,000 at June 26, 2010 and 11,956,000 at September 26, 2009	12,001	11,956
Additional paid-in capital	17,559	16,479
Retained earnings	135,223	136,782
Accumulated other comprehensive loss	(627)	(627)

Total stockholders’ equity	164,156	164,590

Total liabilities and stockholders’ equity	$217,463	$208,437

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 26,	June 27,
	2010	2009
Operating Activities:
Net income (loss)	$5,989	$(8,858)
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	15,527	15,824
Impairment charge (Note A)	—	15,607
Stock-based compensation	1,012	1,073
Deferred income taxes	674	(3,813)
Gain on disposition of assets	(183)	—
Changes in assets and liabilities:
Accounts receivable	(1,785)	9,509
Inventory	(2,657)	(2,379)
Accounts payable	7	(6,792)
Accrued taxes	(2,591)	(2,830)
Other elements of working capital	608	(2,245)
Other long-term, net	(249)	(150)

Cash provided from operating activities	16,352	14,946

Investment Activities:
Capital expenditures	(12,635)	(5,601)
Acquisition (Note H)	(3,000)	—
Prepublication costs	(3,151)	(3,119)
Proceeds on disposition of assets	590	—
Short-term investments	(47)	(72)

Cash used for investment activities	(18,243)	(8,792)

Financing Activities:
Long-term debt borrowings, net	8,819	878
Cash dividends	(7,548)	(7,495)
Proceeds from stock plans	241	412

Cash provided from (used for) financing activities	1,512	(6,205)

Decrease in cash and cash equivalents	(379)	(51)

Cash and cash equivalents at the beginning of the period	492	178

Cash and cash equivalents at the end of the period	$113	$127

Supplemental disclosure of noncash investing activities:
Contingent consideration (Note H)	$850	—

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of June 26, 2010, the consolidated condensed statements of operations for the three-month and nine-month periods ended June 26, 2010 and June 27, 2009, and the consolidated condensed statements of cash flows for the nine-month periods ended June 26, 2010 and June 27, 2009 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period ended June 26, 2010.  In the second quarter of fiscal 2009, the Company recorded a $15.6 million impairment charge related to Dover Publications, Inc. (“Dover”), representing 100% of Dover’s goodwill.

During the second quarter of fiscal 2010, the Company acquired Highcrest Media LLC (“Highcrest Media”) and recorded goodwill of $1.5 million (see Note H). In addition, the Company recorded intangibles related to customer lists and technology with this acquisition totaling $1.9 million, which are being amortized over a 5-year period.  “Other intangibles” also include customer lists related to Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”) and Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over 15-year and 10-year periods, respectively.  Related amortization expense was approximately $150,000 and $50,000 in the third quarters of fiscal years 2010 and 2009, respectively.  For the first nine months, amortization expense was approximately $330,000 and $150,000 in fiscal years 2010 and 2009, respectively. Annual amortization expense over the next five years will be approximately $600,000 prospectively.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, accounts payable and debt obligations.  At June 26, 2010 and September 26, 2009, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.  At June 26, 2010, the Company had a forward exchange contract to purchase approximately 2.5 million euros as a hedge against a foreign currency equipment purchase commitment, designated as a fair value hedge. The fair value of the foreign exchange forward contract was valued using market exchange rates.  The Company does not use financial instruments for trading or speculative purposes.

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

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost was determined using the last-in, first-out (LIFO) method for approximately 53% of the Company’s inventories at both June 26, 2010 and September 26, 2009.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 26, 2010	September 26, 2009
Raw materials	$5,074	$4,384
Work in process	9,350	8,286
Finished goods	26,300	25,356
Total	$40,724	$38,026

C.            INCOME TAXES

The provision (benefit) for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	June 26, 2010		June 27, 2009
Federal taxes at statutory rates	$1,007	35.0%	$917	35.0%
State taxes, net of federal tax benefit	170	5.9	121	4.6
Federal manufacturer’s deduction	(41)	(1.4)	(27)	(1.0)
Other	(30)	(1.0)	(4)	(0.2)
Total	$1,106	38.5%	$1,007	38.4%

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	(000’s Omitted)
	Nine Months Ended
	June 26, 2010		June 27, 2009
Federal taxes at statutory rates	$3,408	35.0%	$(4,730)	(35.0)%
State taxes, net of federal tax benefit	518	5.3	96	0.7
Federal manufacturer’s deduction	(165)	(1.7)	(20)	(0.1)
Other	(12)	(0.1)	(3)	—
Total	$3,749	38.5%	$(4,657)	(34.5)%

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

The following table provides segment information for the three-month and nine-month periods ended June 26, 2010 and June 27, 2009.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Net sales:
Book manufacturing	$56,838	$52,691	$161,659	$153,472
Specialty publishing	10,854	11,327	34,136	34,888
Elimination of intersegment sales	(2,773)	(2,628)	(8,893)	(7,963)
Total	$64,919	$61,390	$186,902	$180,397

Pretax income (loss):
Book manufacturing operating income	$3,727	$3,740	$12,224	$6,676
Specialty publishing operating loss	(424)	(624)	(925)	(3,117)
Impairment charge (Note A)	—	—	—	(15,607)
Stock-based compensation	(329)	(347)	(1,012)	(1,072)
Elimination of intersegment profit	32	3	(182)	179
Interest expense, net	(130)	(153)	(367)	(574)
Total	$2,876	$2,619	$9,738	$(13,515)

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

E.             RESTRUCTURING COSTS

In fiscal 2009, the Company recorded restructuring costs of $65,000 in the third quarter and $3.8 million in the first nine months of the year. Restructuring costs included employee severance expenses related to cost savings initiatives in both of the Company’s segments, as well as winding down Creative Homeowner’s distribution services and closing and consolidating the Book-mart Press manufacturing facility during the second quarter of fiscal 2009.  The following table details restructuring costs by segment and by classification in the accompanying consolidated condensed statements of operations.

	(000’s Omitted)
	Quarter Ended			Nine Months Ended
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Included in cost of sales	$65	—	$65	$2,819	$107	$2,926
Included in selling and administrative expenses	—	—	—	491	377	868
Total restructuring costs	$65	—	$65	$3,310	$484	$3,794

For the entire fiscal year 2009, the Company recorded restructuring costs totaling $4.8 million.  The following table depicts the accrual balances for these restructuring costs that remained as of September 26, 2009 and June 26, 2010, which relate to closing and consolidating the Book-mart Press manufacturing facility.

	(000’s Omitted)
	Accrual at			Accrual at
	September 26,	Charges	Cash	June 26,
	2009	(Reversals)	Paid	2010

Employee severance and benefit costs	$495	$(125)	$(291)	$79
Lease termination, facility closure and other costs	546	65	(432)	179

Total	$1,041	$(60)	$(723)	$258

In the first quarter of fiscal 2010, the Company accrued $140,000 for lease termination and facility closure costs.  During the third quarter, $200,000 of accrued restructuring costs were reversed.  Amounts accrued for restructuring costs at June 26, 2010 and September 26, 2009 are included in “Other current liabilities” in the accompanying consolidated balance sheet.  In addition to the above, the Company recorded a gain on the disposition of Book-mart Press assets in the first quarter of fiscal 2010 of $140,000.  The Company anticipates that payments associated with Book-mart Press, including rental payments related to the lease obligation and closing costs associated with the termination of the lease, will be substantially completed by the end of this fiscal year.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”). The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the third quarters of fiscal 2010 and 2009 was $329,000 and $347,000, respectively.  The related tax benefit recognized in the third quarters of fiscal 2010 and 2009 was $117,000 and $113,000, respectively.  For the first nine months of 2010 and 2009, stock-based compensation was $1,012,000 and $1,072,000, respectively, and the related tax benefit recognized was $361,000 and $350,000, respectively.  Unrecognized stock-based compensation cost at June 26, 2010 was $1.5 million, to be recognized over a weighted-average period of 2.0 years.

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

The following is a summary of option activity under this plan in the first nine months of fiscal 2010:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 26, 2009	463,886	$24.74
Granted	4,558	13.71
Outstanding at June 26, 2010	468,444	$24.63	2.5	—

Exercisable at June 26, 2010	259,181	$28.94	1.4	—
Available for future grants	193,050

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The key assumptions used to value the options granted, which were issued in the second quarter of fiscal 2010, were a risk-free interest rate of 2.7%, expected volatility of 46%, a dividend yield of 6.1%, and an expected life of five years, resulting in a weighted average fair value of $3.46 per share.

In the second quarter of fiscal 2010, 869 stock awards were granted with a weighted-average fair value of $13.71 per share.  During the first nine months of fiscal 2010, 7,093 stock grants vested with a weighted-average fair value of $38.47 per share. At June 26, 2010, there were 59,937 non-vested stock grants outstanding with a weighted-average fair value of $21.95.

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

The following is a summary of option activity under the 2010 Plan and the 2005 Plan in the first nine months of fiscal 2010:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 26, 2009	186,687	$28.89
Granted	53,179	13.71
Expired	(33,000)	32.65
Outstanding at June 26, 2010	206,866	$24.39	2.8	—

Exercisable at June 26, 2010	153,687	$28.08	2.2	—
Available for future grants	221,236

During the second quarter of fiscal 2010, 13,181 stock awards were granted to non-employee directors with a weighted-average fair value of $13.71 per share, representing all such non-vested stock grants outstanding at June 26, 2010.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 12,404 such shares were issued in the second quarter of fiscal 2010.

Employee Stock Purchase Plan: The ESPP allows eligible employees to purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  On January 20, 2010, stockholders approved an amendment to the ESPP increasing the shares authorized under the plan by 300,000 to an aggregate of 637,500 shares of Company common stock available for issuance under the plan.  During the second quarter of fiscal 2010, 18,419 shares were issued under the ESPP at a price of $13.08 per share.  At June 26, 2010, there were 293,357 shares available for future issuances.

G.            NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income (loss) per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.  In the first nine months of fiscal 2009, approximately 6,000 potentially dilutive shares were excluded as the Company incurred a loss in that period.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Average shares outstanding for basic	11,928	11,861	11,910	11,844
Effect of potentially dilutive shares	34	10	27	—
Average shares outstanding for diluted	11,962	11,871	11,937	11,844

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

H.            BUSINESS ACQUISITION

On January 15, 2010, the Company acquired the assets of Highcrest Media, a Massachusetts-based provider of solutions that streamline the production of customized textbooks and other materials for use in colleges, universities and businesses.  The acquisition also complements the Company’s investment during fiscal 2010 in digital printing technology. The $3 million cash acquisition, which has additional future “earn out” potential payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition. The future earn out potential payments were valued at acquisition at $850,000 using a probability weighted discounted cash flow model and may be paid out over three years.

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

(000’s Omitted)

Accounts receivable	$379
Inventories	41
Machinery, equipment and other long-term assets	272
Amortizable intangibles	1,930
Goodwill	1,517
Accounts payable and accrued liabilities	(289)
Total purchase price	$3,850
Less: Fair value of contingent “earn out” consideration	(850)
Net cash paid	$3,000

The Company also assumed operating leases for some of Highcrest Media’s equipment.  The acquisition of Highcrest Media is expected to be modestly accretive to the Company’s earnings for fiscal 2010.  The Company expects to finalize the preliminary estimates of the fair value of the intangible assets in the next quarter.

I.           LONG-TERM DEBT

On March 26, 2010, the Company entered into a four-year term loan providing up to $8 million to finance the new digital print operation assets.  At June 26, 2010, $2.8 million of debt was outstanding under this arrangement with a fixed annual interest rate of 3.9%.  Subsequent to the end of the third quarter, an additional $4.1 million was borrowed under this arrangement with a concurrent term and a fixed annual interest rate of 3.6%.

J.           DERIVATIVES

In April 2010, the Company ordered a fourth manroland press to expand four-color capacity in its Kendallville, Indiana facility.  At June 26, 2010, the Company had a forward exchange contract to purchase approximately 2.5 million euros as a hedge against the balance remaining under the equipment purchase commitment, designated as a fair value hedge (see Note A). The Company does not use financial instruments for trading or speculative purposes.

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

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 26, 2010	June 27, 2009	% Change	June 26, 2010	June 27, 2009	% Change

Net sales	$64,919	$61,390	5.7%	$186,902	$180,397	3.6%
Cost of sales	51,036	47,313	7.9%	141,423	141,269	0.1%
Gross profit	13,883	14,077	-1.4%	45,479	39,128	16.2%
As a percentage of sales	21.4%	22.9%		24.3%	21.7%
Selling and administrative expenses	10,877	11,305	-3.8%	35,374	36,462	- 3.0%
Impairment charge	—	—		—	15,607
Operating income (loss)	3,006	2,772	8.4%	10,105	(12,941)
Interest expense, net	130	153	-15.0%	367	574	-36.1%
Pretax income (loss)	2,876	2,619	9.8%	9,738	(13,515)
Income tax provision (benefit)	1,106	1,007	9.8%	3,749	(4,657)
Net income (loss)	$1,770	$1,612	9.8%	$5,989	$(8,858)
Net income (loss) per diluted share	$0.15	$0.14	7.1%	$0.50	$(0.75)

Revenues grew in the third quarter and first nine months of fiscal 2010 compared to the same periods last year. For the third quarter, revenues were up 6% to $64.9 million and for the first nine months were up 4% to $186.9 million compared to fiscal 2009.  Book manufacturing segment revenues increased 8% in the quarter to $56.8 million and 5% year to date to $161.7 million.  Sales growth was experienced in all three of this segment’s principal markets of education, religious and specialty trade largely due to increased demand for four-color books.  In the specialty publishing segment, revenues were down 4% to $10.9 million in the quarter compared to last year’s third quarter, with sales growth at REA offset by sales declines at Dover and Creative Homeowner.  On a year-to-date basis, sales in this segment were down 2% to $34.1 million compared to the first nine months of fiscal 2009 with sales growth at both REA and Dover largely offset by a decline in sales at Creative Homeowner. The winding down of Creative Homeowner’s book distribution services in January 2009 also contributed $1.2 million to its sales decline compared to the first nine months of this year.

Net income was $1.8 million for the quarter, or $0.15 per diluted share, compared to $1.6 million, or $0.14 per diluted share, in the third quarter last year.  Year to date, net income was $6.0 million compared to a loss of $8.9 million in the first nine months of fiscal 2009.  In the prior year, the Company recorded restructuring costs related to cost saving initiatives in both of the Company’s segments totaling $3.8 million in the first nine months.  In addition, the Company recorded a pre-tax impairment charge of $15.6 million in last year’s second quarter related to Dover’s goodwill. Pre-tax restructuring and impairment charges totaled $19.4 million in the first nine months of fiscal 2009, or $1.06 per diluted share.

Business Acquisition

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamline the production of customized textbooks for use in colleges, universities and businesses.  The acquisition also complements the Company’s investment during fiscal 2010 in digital printing technology. The $3 million cash acquisition, which has additional future “earn out” potential payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.  The acquisition of Highcrest Media is expected to be modestly accretive to the Company’s earnings for fiscal 2010.

Restructuring Costs

In fiscal 2009, the Company recorded restructuring costs of $65,000 in the third quarter and $3.8 million in the first nine months of the year. Restructuring costs included employee severance expenses related to cost savings initiatives in both of the Company’s segments, as well as winding down Creative Homeowner’s distribution services and closing and consolidating the Book-mart Press manufacturing facility during the second quarter of fiscal 2009.  The following table details restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s Omitted)
	Quarter Ended June 27, 2009			Nine Months Ended June 27, 2009
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Included in cost of sales	$65	—	$65	$2,819	$107	$2,926
Included in selling and administrative expenses	—	—	—	491	377	868
Total restructuring costs	$65	—	$65	$3,310	$484	$3,794

For the entire fiscal year 2009, the Company recorded restructuring costs totaling $4.8 million.  The following table depicts the accrual balances for these restructuring costs that remained as of September 26, 2009 and June 26, 2010, which relate to closing and consolidating the Book-mart Press manufacturing facility.

	(000’s Omitted)
	Accrual at			Accrual at
	September 26,	Charges	Cash	June 26,
	2009	(Reversals)	Paid	2010

Employee severance and benefit costs	$495	$(125)	$(291)	$79
Lease termination, facility closure and other costs	546	65	(432)	179

Total	$1,041	$(60)	$(723)	$258

In the first quarter of fiscal 2010, the Company accrued $140,000 for lease termination and facility closure costs.  During the third quarter, $200,000 of accrued restructuring costs were reversed.  Amounts accrued for restructuring costs at June 26, 2010 and September 26, 2009 are included in “Other current liabilities” in the accompanying consolidated balance sheet.  In addition to the above, the Company recorded a gain on the disposition of Book-mart Press assets in the first quarter of fiscal 2010 of $140,000.  The Company anticipates that payments associated with Book-mart Press, including rental payments related to the lease obligation and closing costs associated with the termination of the lease, will be substantially completed by the end of this fiscal year.

Impairment Charge

The Company evaluates possible impairment of goodwill and other intangibles on an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Due to a decline in sales and profits at Dover during the second quarter of fiscal 2009, resulting from the continued downturn in the economic environment and in consumer spending, the Company performed an interim test of Dover’s goodwill. As a result of the impairment test, the Company had concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value and recorded a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, at the end of last year’s second quarter. On an after-tax basis, the impairment charge was $10.1 million, or $.86 per diluted share.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 26, 2010	June 27, 2009	% Change	June 26, 2010	June 27, 2009	% Change

Net sales	$56,838	$52,691	7.9%	$161,659	$153,472	5.3%
Cost of sales	46,847	42,824	9.4%	128,856	126,964	1.5%
Gross profit	9,991	9,867	1.3%	32,803	26,508	23.7%
As a percentage of sales	17.6%	18.7%		20.3%	17.3%
Selling and administrative expenses	6,264	6,127	2.2%	20,579	19,832	3.8%
Operating income	$3,727	$3,740	-0.3%	$12,224	$6,676	83.1%

Within the book manufacturing segment, the Company focuses primarily on three key markets: education, religious and specialty trade.  In the third quarter of fiscal 2010, sales to the education market were up 7% to $24.4 million and up 6% to $65.3 million in the first nine months compared to the same periods last year, primarily from sales of four-color textbooks to colleges and universities as well as elementary and high school books. Sales to the specialty trade market grew 22% to $15.4 million in the quarter and grew 9% to $44.5 million year to date compared to prior year periods, with growth in new accounts, computer game books and other four-color sales.  Sales to the religious market were up 1% in the third quarter to $15.2 million and up 5% to $46.1 million compared to the first nine months of last year.

During the second quarter of fiscal 2010, the Company acquired Highcrest Media, a solutions provider specializing in customized textbooks for use in colleges, universities and businesses.  The acquisition of Highcrest Media is expected to be modestly accretive to the Company’s earnings for fiscal 2010.  In addition, the Company completed the installation of a new HP digital printing system during the third quarter and will add a second such system in fiscal 2011 to provide increased capacity.

Cost of sales in the book manufacturing segment increased by 9% to $46.8 million for the quarter and by 1% to $128.9 million year to date compared to the same periods last year, reflecting the increased sales volume.  The strong demand for four-color textbooks necessitated the use of older, less productive presses during the third quarter.  The Company ordered a fourth manroland press in April 2010 for its Kendallville, Indiana facility in order to expand its four-color production capacity.  Cost of sales in fiscal 2010 also included start up expenses related to the Company’s digital print operation of approximately $500,000 in the quarter and $700,000 year to date, including over $150,000 of costs to relocate Highcrest Media to the Company’s digital facility in North Chelmsford, Massachusetts.  In the prior year, cost of sales in the third quarter and first nine months included $65,000 and $2.8 million, respectively, of restructuring costs.

Gross profit increased by 1% to $10.0 million for the quarter, and as a percentage of sales, was 17.6% compared to 18.7% in last year’s third quarter.  For the first nine months of the year, gross profit increased 24% to $32.8 million and, as a percentage of sales, improved to 20.3% from 17.3% in the same period last year.  In addition to last year’s restructuring costs, the improvement in gross profit reflects the growth in sales, improved capacity utilization, the benefit of last year’s cost reduction measures, and increased revenue from recycling programs.  These improvements were offset in part by continued industry-wide competitive pricing pressures and the impact of start-up costs for the digital print operation and relocation of Highcrest Media.

Selling and administrative expenses for the segment increased 2% in the quarter to $6.3 million compared to the third quarter of fiscal 2009. Year-to-date selling and administrative expenses increased 4% in the first nine months of fiscal 2010 compared to the same period last year, which included approximately $0.5 million of severance-related restructuring costs.  Cost savings from staff reductions in fiscal 2009 were offset by an increase in variable compensation tied to this year’s increased sales and income.

Operating income in the book manufacturing segment in the quarter was $3.7 million, comparable to last year’s third quarter.  For the first nine months of fiscal 2010, operating income was $12.2 million compared to $6.7 million in the corresponding period last year, which included $3.3 million of restructuring costs.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 26, 2010	June 27, 2009	% Change	June 26, 2010	June 27, 2009	% Change

Net sales	$10,854	$11,327	-4.2%	$34,136	$34,888	-2.2%
Cost of sales	6,992	7,120	-1.8%	21,276	22,447	-5.2%
Gross profit	3,862	4,207	-8.2%	12,860	12,441	3.4%
As a percentage of sales	35.6%	37.1%		37.7%	35.7%
Selling and administrative expenses	4,286	4,831	-11.3%	13,785	15,558	-11.4%
Operating loss	$(424)	$(624)		$(925)	$(3,117)

Within the Company’s specialty publishing segment, sales in the third quarter were down 4% to $10.9 million and down 2% for the first nine months to $34.1 million, compared to the corresponding periods in fiscal 2009, reflecting weak consumer spending and continued caution among book retailers.  Sales were down 6% at Dover to $6.9 million with growth in sales through online retailers more than offset by lower bookstore, direct-to-consumer and international sales.  For the first nine months of fiscal 2010, Dover’s sales grew 3% to $22.2 million compared to the same period last year. Sales at REA increased 2% over last year’s third quarter to $1.7 million and grew 22% to $5.9 million in the first nine months of fiscal 2010 compared to the same period last year.  REA’s sales growth resulted from a strong list of new titles released early in the year to maximize sell-through to consumers as well as a generally robust market for test preparation books.  Sales at Creative Homeowner decreased 4% to $2.2 million, reflecting the persistent weakness in the nation’s housing sector, which has reduced store traffic and sales in the home center market, its largest channel. Creative Homeowner’s year-to-date sales decreased 28% to $6.1 million compared to the first nine months of last year. The sales decrease on a year-to-date basis also includes the cessation of Creative Homeowner’s book distribution services in January 2009, which supported one nationwide retailer and contributed approximately $1.2 million of revenue last year.

Cost of sales in the specialty publishing segment decreased 2% to $7.0 million in the third quarter and decreased 5% to $21.3 million for the first nine months of fiscal 2010 compared to the corresponding prior year periods primarily due to the cost reductions initiated in fiscal 2009.  Cost of sales in the first nine months of last year included approximately $100,000 of severance-related restructuring costs.  During the third quarter of fiscal 2010, the Company continued to integrate functions across this segment and consolidated Creative Homeowner’s warehousing with the other publishing businesses in order to reduce costs.  Gross profit as a percentage of sales decreased to 35.6% from 37.1% in last year’s third quarter.  On a year-to-date basis, gross profit as a percentage of sales increased to 37.7% from 35.7% in the first nine months of fiscal 2009, primarily as a result of cost reductions.

Selling and administrative expenses in this segment decreased 11% in the quarter and first nine months to $4.3 million and $13.8 million, respectively, compared to the same periods in fiscal 2009.  Selling and administrative expenses in the first nine months of last year included approximately $400,000 in severance pay as well as other costs related to Creative Homeowner ending its distribution service.

Fiscal 2010 expenses reflect the cost reductions achieved by prior year initiatives, which included centralizing back office and order fulfillment operations.

The specialty publishing segment had an operating loss of $424,000 in the third quarter, compared to an operating loss of $624,000 in last year’s third quarter.  Creative Homeowner’s third quarter operating loss was $406,000, which was 30% less than it’s third quarter loss last year.  The segment’s year-to-date operating loss was $0.9 million compared to $3.1 million in the first nine month’s of last year, which included approximately $500,000 of severance and other restructuring costs.  This improvement reflects the benefit of the cost reductions initiated in fiscal 2009, particularly at Creative Homeowner, combined with sales growth at REA and Dover.

Total Consolidated Company

Interest expense, net of interest income, was $130,000 in the third quarter of fiscal 2010, compared to $153,000 of net interest expense in the same period last year.  Year-to-date interest expense, net of interest income, was $367,000 compared to $574,000 in the first nine months of fiscal 2009. Average debt under the revolving credit facility in the third quarter of fiscal 2010 was approximately $16.4 million at an average annual interest rate of 0.8%, generating interest expense of approximately $32,000.  Average debt under the revolving credit facility in the third quarter of last year was approximately $27.2 million at an average annual interest rate of 0.9%, generating interest expense of approximately $62,000.  Average debt under the revolving credit facility for the first nine months of fiscal 2010 was approximately $13.4 million at an average annual interest rate of 0.8%, generating interest expense of approximately $76,000.  For the first nine months of fiscal 2009, average debt under this facility was approximately $26.4 million at an average annual interest rate of 1.6%, generating interest expense of approximately $320,000.  Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.  In addition, on March 26, 2010, the Company entered into a four-year, $8 million term loan to finance the new digital print operation assets.  At June 26, 2010, $2.8 million was borrowed under this term loan, which added $30,000 of interest expense in the third quarter.  Interest capitalized in the third quarter and first nine months of fiscal 2010 was approximately $40,000; no interest was capitalized in the first nine months of fiscal 2009.

The Company’s effective tax rate for the third quarter of fiscal 2010 was 38.5% compared to 38.4% for the same period last year.  On a year-to-date basis, income tax expense was $3.7 million compared to an income tax benefit of $4.7 million for the first nine months of fiscal 2009. The tax benefit in fiscal 2009 related to Dover’s impairment charge was recognized at 35%; no state tax benefit was recognized as the Company fully provided a valuation allowance on the related deferred state tax asset.  Excluding the effect of the tax benefit of the impairment charge for Dover, the effective tax rate was 38.5% in the first nine months of both fiscal 2010 and 2009.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 91,000 shares and 93,000 from last year’s third quarter and first nine months, respectively, primarily due to options exercised and shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first nine months of fiscal 2010, operations provided $16.4 million of cash, compared to $14.9 million in the same period last year.  Net income was $6.0 million and depreciation and amortization were $15.5 million.  Working capital used $6.4 million of cash compared to $4.7 million in the first nine months of last year.

Investment activities in the first nine months of fiscal 2010 used $18.2 million of cash, of which $3.0 million was attributable to the acquisition of Highcrest Media in January.  Capital expenditures for the first nine months of the year used $12.6 million of cash, compared to $5.6 million last year.  In April 2010, the Company ordered a fourth manroland press to expand four-color capacity in its Kendallville, Indiana facility. Spending in fiscal 2010 on this $17 million project is expected to be approximately $12 million.  Capital expenditures relating to the new digital print operation are expected to be approximately $10 million in fiscal 2010, including progress payments on the second HP press.  As a result, overall capital expenditures for fiscal 2010 are now projected to be approximately $27 to $29 million.  Both presses are scheduled to be installed early in fiscal 2011.  Taking into account remaining spending on these two presses, capital expenditures for fiscal 2011 are expected to be approximately $20 million.  In fiscal 2010, proceeds of approximately $0.6 million were received on the disposition of assets, including equipment from the Book-mart Press manufacturing facility.  Prepublication costs were $3.2 million year to date, comparable to the first nine months of last year.  For the full fiscal year, prepublication costs are projected to be approximately the same as last year’s $4.8 million.

Financing activities for the first nine months of fiscal 2010 provided approximately $1.5 million of cash.  Borrowings increased by $8.8 million during the first nine months of fiscal 2010, including a new four-year term loan providing up to $8 million to finance the purchase of assets in the Company’s new digital print operation.  At June 26, 2010, $2.8 million of debt was outstanding under this arrangement with a fixed annual interest rate of 3.9%.  Subsequent to the end of the third quarter, an additional $4.1 million was borrowed under this arrangement with a concurrent term and a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At June 26, 2010, the Company had $19.5 million in borrowings under this facility at an interest rate of 0.9%.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at June 26, 2010.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  Cash dividends of $7.5 million were paid in the first nine months of fiscal 2010.  The Company believes that its cash on hand, cash from operations, new financing arrangement, and the available credit facility will be sufficient to meet its cash requirements through 2011.

The following table summarizes the Company’s contractual obligations and commitments at June 26, 2010 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-Term Debt (2)	$22,429	$778	$21,000	$651	$—
Operating Leases (3)	7,746	1,663	2,734	2,444	905
Purchase Obligations (4)	10,071	10,071	—	—	—
Other Long-Term Liabilities	3,515	—	1,586	390	1,639
Total	$43,761	$12,512	$25,320	$3,485	$2,544

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2013.

(3) Represents amounts at September 26, 2009.

(4) Represents capital commitments.

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

Item 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 26, 2009.  At June 26, 2010, the Company had a forward exchange contract to purchase approximately 2.5 million euros as a hedge against a foreign currency equipment purchase commitment, designated as a fair value hedge. The fair value of the foreign exchange forward contract was valued using market exchange rates.  The Company does not use financial instruments for trading or speculative purposes.

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

COURIER CORPORATION
(Registrant)

July 28, 2010	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

July 28, 2010	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and Chief Financial Officer

July 28, 2010	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Financial Officer

* Filed herewith.