Form 10-K
period 2010-09-25
COURIER CORP
filed 2010-11-24
CIK 25212

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-7597

Courier Corporation

A Massachusetts corporation	I.R.S. Employer Identification No. 04-2502514

15 Wellman Avenue, North Chelmsford, Massachusetts 01863

Telephone No. 978-251-6000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $1 par value; Preferred Stock Purchase Rights

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 27, 2010).

Common Stock, $1 par value - $140,625,345

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 22, 2010. Common Stock, $1 par value –12,057,103

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement dated December 3, 2010 for the Annual Meeting of Stockholders to be held on January 18, 2011 are incorporated herein by reference to Part III of this Form 10-K.

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

The book manufacturing segment focuses on streamlining the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution, as well as state-of-the-art digital print capabilities. Courier’s principal book manufacturing markets are religious, educational and specialty trade books with products including Bibles, educational textbooks and consumer books. On October 17, 2005, the Company acquired Moore-Langen Printing Company, Inc. (“Moore Langen”), an Indiana-based printer specializing in manufacturing book covers, which is included in this segment.  On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamline the production of customized textbooks for use in colleges, universities and businesses.  Highcrest Media is also included in the book manufacturing segment. Revenues from this segment accounted for approximately 87% of Courier’s consolidated revenues in fiscal 2010.

The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), which was acquired on January 6, 2004, and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), which was acquired on April 28, 2006.  Dover publishes over 9,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study guide books for high school, college and graduate students, and professionals.  Creative Homeowner is a New Jersey-based publisher of books on home design, decorating, landscaping and gardening, and sells home plans. Revenues in this segment were approximately 18% of consolidated sales in fiscal 2010.

The combination of Dover’s, REA’s, and Creative Homeowner’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills are providing a comprehensive end-to-end publishing solution for Courier.

Sales by segment (in thousands)	2010	%	2009	%	2008	%

Book Manufacturing	$222,777	87%	$212,228	85%	$229,792	82%
Specialty Publishing	46,030	18%	46,769	19%	61,767	22%
Intersegment sales	(11,667)	(5)%	(10,181)	(4)%	(11,235)	(4)%
Total	$257,140	100%	$248,816	100%	$280,324	100%

Additional segment information, including the amounts of operating income and total assets, for each of the last three fiscal years, is contained in Note J in the Notes to Consolidated Financial Statements on pages F-21 to F-23 included in this Annual Report on Form 10-K.

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

The acquisition of Highcrest Media complements the Company’s investment during fiscal 2010 in digital printing technology. The $3 million cash acquisition, which has additional future “earn out” potential payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

In the second quarter of fiscal 2009, the Company closed its Book-mart Press manufacturing facility in order to reduce redundant capacity and to lower costs.  The Book-mart Press facility, located in North Bergen, New Jersey, was dedicated to short-run, single-color production. The Company consolidated the Book-mart Press operations into its other manufacturing facilities.

Courier’s book manufacturing operations utilize both offset and digital print technologies, combined with various binding capabilities, to produce both soft and hard cover books.  Each of Courier’s six facilities have certain specialties adapted to the needs of the market niches Courier serves, such as short-run book manufacturing, printing on lightweight paper, book cover production, four-color book manufacturing, and beginning in 2010, digital printing.  These services are primarily sold to publishers of educational, religious and consumer books.  Since 2004, the Company has expanded its four-color book manufacturing capabilities with the addition of three new four-color manroland presses at its Kendallville, Indiana facility and in April 2010, the Company ordered a fourth manroland press expected to be in service in December 2010.  During 2010, the Company installed a state-of-the-art digital printing operation at its North Chelmsford, Massachusetts facility through a relationship with HP and installed a second digital press in October 2010.  These digital print capabilities, combined with Highcrest Media, comprise the Company’s newest market offering, Courier Digital Solutions (“CDS”).

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

Courier’s book manufacturing sales force of 18 people is responsible for all of the Company’s sales to over 500 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Philadelphia, Pennsylvania; Terre Haute, Indiana; North Chelmsford and Westford,

Massachusetts.

Sales to Pearson plc aggregated approximately 25% of consolidated sales in 2010, 22% in 2009 and 17% in 2008. Sales to The Gideons International aggregated approximately 22% of consolidated sales in each of fiscal years 2010, 2009 and 2008.  With the acquisition of Harcourt by Houghton Mifflin Company in December 2007, sales to the combined entity, Houghton Mifflin Harcourt Publishing Company, aggregated approximately 11% in 2008 but were less than 10% in both 2010 and 2009. A significant reduction in order volumes or price levels from any of these customers could have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales.  The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 19% in both 2010 and 2009, and 18% in 2008.  Approximately 90% of the export sales were in the book manufacturing segment in each of these years.

All phases of Courier’s business are highly competitive.  The printing industry, exclusive of newspapers, includes over 33,000 companies.  While most of these companies are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.

SPECIALTY PUBLISHING SEGMENT

Dover, acquired by the Company in September 2000, is a publisher of books in over 50 specialty categories, including fine and commercial arts, children’s books, crafts, music scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift Editions™.  In 2005, Dover began developing proprietary packaged products under its Dover Fun Kits™ line.  In 2008, Dover introduced a new crafts line, Dover DesignWorks™, and a new premium series of hardcover reproductions, Dover Calla Editions™. Towards the end of 2009, Dover launched the first 15 titles in a new series of Sesame Street Activity Books.

Dover sells its products through most American bookstore chains, independent booksellers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and over the Internet at www.doverpublications.com.  Dover mails its proprietary catalogs to nearly 450,000 consumers and annually sends over 150 million emails to electing customers.  Dover also maintains www.DoverDirect.com, which is a business-to-business site for its retailers and distributors.

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

Creative Homeowner, acquired by the Company in April 2006, is a publisher of books, home plans, and related products for the home and garden retail book market.  The Company purchased 100% of the stock of Creative Homeowner in a $37 million cash transaction.  The acquisition was accounted for as a purchase and accordingly, Creative Homeowner’s financial results were included in the Company’s consolidated financial statements from the date of acquisition.  Creative Homeowner’s 130 titles include books on home decoration, design and improvement, as well as gardening and landscaping.  Its products are sold primarily through home and garden centers, as well as bookstores and direct to consumers over the Internet at www.creativehomeowner.com.  From its line of home plan books, Creative Homeowner offers over 10,000 home plans from which consumers can order blueprints directly over the Internet at www.ultimatehomeplans.com.

In the third quarter of fiscal 2008, Creative Homeowner experienced a precipitous decline in sales and profits, due in large part to the downturn in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores.  As a result, the Company recorded a non-cash, pre-tax impairment charge of $23.6 million in fiscal 2008.  In addition to other remedial measures, the Company decided to cease Creative Homeowner’s book distribution operation that served a single customer, allowing it to concentrate on its principal publishing operations.  This transition was completed in the second quarter of fiscal 2009.  During the third quarter of fiscal 2010, the Company continued to integrate functions across this segment and consolidated Creative Homeowner’s warehousing with the other publishing businesses in order to reduce costs.  Despite these cost cutting measures, the prolonged weakness in the housing market led to a further decline in sales and operating results in the fourth quarter.  As a result, the Company impaired the remaining goodwill and other intangible assets of Creative Homeowner, as well as $0.5 million of prepublication costs, resulting in a non-cash, pre-tax impairment charge of $4.7 million.

As part of Courier’s company-wide green initiative, Dover, REA and Creative Homeowner launched in 2008 a new trade mark, Green Edition™, owned by Courier.  In order to be eligible to bear the mark, books must not only be manufactured from recycled paper but also be manufactured in the United States with its stringent environmental standards.  Books that carry this mark have a smaller environmental impact than most books.  The mark is currently being licensed on a royalty-free basis to other publishing customers who have also expressed a desire to use it.  Over 900 Green Edition™ titles were produced during fiscal 2010.

The U.S. publishing market is comprised of approximately 75,000 publishers.  Many of these publishers are very small, but a few are much larger than Dover, REA, or Creative Homeowner, or are part of organizations that are much larger.  In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and new web-based publishing businesses starting up, including publishing of electronic books.  Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.  REA offers high quality study guides, test preparation books and software products in almost every academic area including many specialized areas such as teacher certification, adult education, and professional licensing.  Creative Homeowner provides books on home improvement and landscaping that include high-quality photographs, illustrations and written content.

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

ENVIRONMENTAL REGULATIONS

The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose were made in 2010 or are anticipated in 2011.  In 2007, the Company adopted an “Environmental, Health and Safety Policy” which is available on the Company’s website at www.courier.com. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s financial condition or liquidity.

EMPLOYEES

The Company employed 1,662 persons at September 25, 2010 compared to 1,603 a year ago.  The Company’s relations with its employees are satisfactory.

OTHER

Courier’s overall business is not significantly seasonal in nature, although demand is normally highest in the Company’s fourth quarter.  Educational publishers in the book manufacturing segment and Dover’s business all contribute to this higher fourth quarter demand. There is no portion of Courier’s business subject to cancellation of government contracts or renegotiation of profits.

Courier does not hold any material patents, licenses, franchises or concessions upon which our operations are dependent, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the Internet in connection with each of its business segments.  Through its acquisition of Highcrest Media, the Company owns certain customization software it licenses to customers in the publishing and financial services industries.  Substantially all of REA’s and Creative Homeowner’s publications and a majority of Dover’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.  Many of Dover’s publications include books that are in the public domain.

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

A reduction in orders or pricing from, or the loss of, our significant customers may adversely impact our operating results.

We derived approximately 47% and 44% of our fiscal 2010 and 2009 revenues, respectively, from two major customers.  We expect similar concentrations in fiscal 2011.  We do business with these customers on a purchase order basis and they are not bound to purchase at particular volume or pricing levels.  As a result, either of these customers could determine to reduce their order volume with us or demand reduced pricing.  A significant reduction in order volumes or price levels with, or the loss of, either of these customers could have a material adverse effect on our results of operations and financial condition.

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

Our financial results could be negatively impacted by impairments of goodwill, other intangible assets, or other long-lived assets.

We perform an annual assessment for impairment of goodwill and other intangible assets, as well as other long-lived assets, at the end of our fiscal year or whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  A downward revision in the fair value of one of our acquired businesses could result in non-cash impairment charges.  Any impairment charge could have a significant negative effect on our reported results of operations.  For example, in the fourth quarter of fiscal 2010, due to the reduction in revenue and operating results at Creative Homeowner, the Company impaired their remaining goodwill and other intangible assets, as well as $0.5 million of prepublication costs, resulting in a non-cash impairment charge of $4.7 million. Also, in the second quarter of fiscal 2009, due to a decline in sales and profits at Dover resulting from the continued downturn in the economic environment and in consumer spending, a non-cash impairment charge of $15.6 million was recorded, which represented 100% of Dover’s goodwill.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

REAL PROPERTIES

The following schedule lists the facilities owned or leased by Courier at September 25, 2010. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

	Owned/	Square
Principal Activity and Location (Year Constructed)	Leased	Feet
Corporate headquarters and book manufacturing
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA
(1922, 1959, 1963, 1966, 1967, 1980, 1990)	Owned	303,000
Kendallville plant, Kendallville, IN
(1978, 2004, 2006, 2007)	Owned	273,000
Kendallville warehouse, Kendallville, IN (2009)	Owned	150,000
National plant, Philadelphia, PA (1974, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000
Moore Langen plant, Terre Haute, IN (1969, 1987)	Owned	43,000
Dover offices and warehouses
Mineola, New York (1948-1983)	Leased	106,000
Westford, MA (1922, 1963, 1966)	Owned	90,000
REA offices and warehouse
Piscataway, New Jersey (1987)	Leased	39,000
Creative Homeowner offices and warehouse
Upper Saddle River, New Jersey (1987)	Leased	42,000

(1)                                  Houses corporate headquarters and Courier Digital Solutions, as well as sales and marketing offices supporting both the book manufacturing and specialty publishing segments.

EQUIPMENT

The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases certain computers, image setters and other electronic prepress equipment, which are subject to more rapid obsolescence.  Capital expenditures amounted to approximately $28.4 million in 2010, $10.1 million in 2009, and $12.9 million in 2008. In April 2010, the Company ordered a fourth manroland press to expand four-color capacity in its Kendallville, Indiana facility. Spending in fiscal 2010 on this $17 million project was approximately $13 million.  Capital expenditures relating to the new digital print operation were approximately $12 million in fiscal 2010, including progress payments on the second HP press.  Both presses are scheduled to be installed early in fiscal 2011.  Taking into account remaining spending on these two presses, capital expenditures for fiscal 2011 are expected to be between $16 and $18 million.  Courier considers its equipment to be in good operating condition and adequate for its present needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 25, 2010.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PEER PERFORMANCE TABLE

The graph below compares the Company’s cumulative total stockholder return on its Common Stock with the cumulative total return on the Standard & Poor’s 500 stock index (the “S&P 500 Index”) and a peer group of companies selected by the Corporation for purposes of the comparison and described more fully below (the “Peer Group”).  This graph assumes the investment of $100 on October 1, 2005 in each of Courier Common Stock, the S&P 500 Index, and the Peer

Group Common Stock, and reinvestment of quarterly dividends at the monthly closing stock prices.  The returns of each company have been weighted annually for their respective stock market capitalizations in computing the S&P 500 and Peer Group indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Courier Corporation, S&P 500 Index, Peer Group

The Peer Group includes the following seven companies:  Borders Group, Inc., Bowne & Company, Inc., Consolidated Graphics, Ennis Business Forms, Inc., Scholastic Corporation, The Standard Register Company, and John Wiley & Sons, Inc.

Other information required by this Item is contained in the section captioned “Selected Quarterly Financial Data (Unaudited)” appearing on page F-42 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data.

The information required by this Item is contained in the section captioned “Five-Year Financial Summary” appearing on page F-27 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is contained in the section captioned “Management’s Discussion and Analysis” on pages F-28 through F-41 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A of Notes to Consolidated Financial Statements, which appear on pages F-8 through F-11 of this Annual Report on Form 10-K.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate, with further information contained in Note D on pages F-13 and F-14 of this Annual Report on Form 10-K.  The Company believes it is remote that this could have a material impact on results of operations.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is contained on pages F-1 through F-26 of this Annual Report on Form 10-K.

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

(b)                                 Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has filed with the Securities and Exchange Commission the required certifications related to its consolidated financial statements as of and for the year ended September 25, 2010.  These certifications are exhibits to this Annual Report on Form 10-K for the year ended September 25, 2010.

(d)                                 Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 25, 2010.

In making its assessment of the Company’s internal control over financial reporting, the Company’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of September 25, 2010.   Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued its attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 25, 2010, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation

North Chelmsford, Massachusetts

We have audited the internal control over financial reporting of Courier Corporation and subsidiaries (the “Company”) as of September 25, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 25, 2010 of the Company and our report dated November 24, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP

Boston, Massachusetts

November 24, 2010

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

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	58	Chairman, President and Chief Executive Officer

Robert P. Story, Jr.	59	Director, Executive Vice President, and Chief Operating Officer

Peter M. Folger	57	Senior Vice President and Chief Financial Officer

Rajeev Balakrishna	40	Vice President, General Counsel, Secretary and Clerk

Eric J. Zimmerman	45	Vice President, Publishing

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

All other information called for by Item 10 is contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 18, 2011.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 is contained in the definitive Proxy Statement, under the caption “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 18, 2011.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of September 25, 2010 regarding shares of common stock of the Company that may be issued under its existing compensation plans, including the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”), the Courier Corporation 1999 Employee Stock Purchase Plan, the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”), and the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”), which was replaced by the 2010 Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	725,303	$22.64	601,749
Equity compensation plans not approved by security holders	—	—	—

Total	725,303	$22.64	601,749

(1)          Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.

(2)          272,503 shares of these 601,749 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(3)          Includes up to 329,246 securities that may be issued in the form of restricted stock.

All other information called for by Item 12 is contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 18, 2011.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Information called for by Item 13 is contained in the definitive Proxy Statement, under the captions “Director Independence” and “Related Party Transactions,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 18, 2011.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by Item 14 is contained in the definitive Proxy Statement, under the caption “Item 2: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 18, 2011.  Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)                                  Documents filed as part of this report

1.                                      Financial statements

Page(s)

•	Report of Independent Registered Public Accounting Firm	F-1
•	Consolidated Statements of Operations for each of the three years in the period ended September 25, 2010	F-2
•	Consolidated Balance Sheets as of September 25, 2010 and September 26, 2009	F-3 to F-4
•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 25, 2010	F-5 to F-6
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended September 25, 2010	F-7
•	Notes to Consolidated Financial Statements	F-8 to F-26

2.             Financial statement schedule

Schedule II - Consolidated Valuation and Qualifying Accounts	S-1

3.             Exhibits

Exhibit No.	Description of Exhibit

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

10.1+*	Amendment No. 2, effective September 17, 2010, to the Courier Executive Compensation Program, as amended and restated on December 5, 2005.

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

10B-2+

Amendment No. 1, effective September 18, 2007, to the Courier Executive Compensation Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, and incorporated herein by reference).

10C-1+

Courier Corporation Senior Executive Severance Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 7, 2005, and incorporated herein by reference).

10C-2+

Amendment, effective March 14, 2007, to the Courier Corporation Senior Executive Severance Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference).

10D

Rights Agreement between Courier Corporation and Computershare Trust Company, N.A., as Rights Agent, dated March 18, 2009 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 18, 2009, and incorporated herein by reference).

10E-1+

Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 21, 1999, and incorporated herein by reference).

10E-2+

Amendment, effective March 1, 2005, to the Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, and incorporated herein by reference).

10E-3+

Amendment No. 1, effective September 23, 2009, to the Courier Corporation 1999 Employee Stock Purchase Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement, as filed on December 4, 2009, and incorporated herein by reference).

10F-1+

Agreement, as of March 3, 1993, of Courier Corporation relating to employment contract and supplemental retirement benefit with George Q. Nichols (filed as Exhibit 10J to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1993, and incorporated herein by reference).

10F-2+

Amendment, as of April 16, 1997, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10J-2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997, and incorporated herein by reference).

10F-3+

Amendment, as of November 9, 2000, to supplemental retirement benefit agreement with George Q. Nichols (filed as Exhibit 10I-3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, and incorporated herein by reference).

10G

Second Amended and Restated Revolving Credit Agreement, dated May 23, 2008, between Courier Corporation, RBS Citizens, KeyBank, Wells Fargo Bank, and J P Morgan Chase Bank providing for a $100 million revolving credit facility (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on May 29, 2008, and incorporated herein by reference).

10H-1+	Courier Corporation Amended and Restated 1993 Stock Incentive Plan (filed January 19, 2005 as Exhibit 10.5 to the Company’s Registration Statement No. 333-122136 and incorporated herein by reference).

10H-2+

Amendment, effective July 15, 2009, to the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2009 and incorporated herein by reference).

10H-3+

Form of Incentive Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10H-4+

Form of Non-Qualified Stock Option Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10H-5+

Form of Stock Grant Agreement for the Courier Corporation 1993 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, and incorporated herein by reference).

10I-1+

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

10J+

Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors, effective September 23, 2009 (filed as Exhibit B to the Company’s Definitive Proxy Statement, as filed on December 4, 2009, and incorporated herein by reference).

10K-1+

Courier Corporation Deferred Compensation Program as Amended and Restated as of January 1, 2009 (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009, and incorporated herein by reference).

10K-2+

First Amendment to Terms and Conditions of Courier Corporation Deferred Compensation Program as Amended and Restated as of January 1, 2009, effective January 1, 2010 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 2010.

COURIER CORPORATION

By:	s/James F. Conway III
James F. Conway III
Chairman, President and Chief Executive Officer

By:	s/Peter M. Folger
Peter M. Folger
Senior Vice President and Chief Financial Officer

By:	s/Kathleen M. Leon
Kathleen M. Leon
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on November 24, 2010.

s/James F. Conway III	s/Edward J. Hoff	s/Robert P. Story, Jr.
James F. Conway III	Edward J. Hoff	Robert P. Story, Jr.
Chairman, President and	Director	Director
Chief Executive Officer

s/Paul Braverman	s/Peter K. Markell	s/ W. Nicholas Thorndike
Paul Braverman	Peter K. Markell	W. Nicholas Thorndike
Director	Director	Director

s/Kathleen Foley Curley	s/Ronald L. Skates	s/ Susan L. Wagner
Kathleen Foley Curley	Ronald L. Skates	Susan L. Wagner
Director	Director	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation

North Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the “Company”) as of September 25, 2010 and September 26, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 25, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries as of September 25, 2010 and September 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 25, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 24, 2010

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	For the Years Ended
	September 25,	September 26,	September 27,
	2010	2009	2008

Net sales (Note A)	$257,140	$248,816	$280,324
Cost of sales (Note H)	193,129	191,085	202,445

Gross profit	64,011	57,731	77,879

Selling and administrative expenses (Note H)	47,017	46,385	53,034
Impairment charges (Note G)	4,734	15,607	23,643

Operating income (loss)	12,260	(4,261)	1,202

Interest expense, net (Notes A and D)	611	676	1,133

Pretax income (loss)	11,649	(4,937)	69

Income tax provision (benefit) (Note B)	4,535	(1,796)	439

Net income (loss)	$7,114	$(3,141)	$(370)

Net income (loss) per share (Notes A and I):

Basic	$0.60	$(0.27)	$(0.03)

Diluted	$0.60	$(0.27)	$(0.03)

Cash dividends declared per share	$0.84	$0.84	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 25,	September 26,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$107	$492
Investments (Note A)	1,090	1,017
Accounts receivable, less allowance for uncollectible accounts of $968 in 2010 and $1,600 in 2009 (Note A)	35,123	34,176
Inventories (Note C)	39,933	38,026
Deferred income taxes (Note B)	4,109	4,462
Other current assets	2,388	1,404

Total current assets	82,750	79,577

Property, plant and equipment (Note A):
Land	1,934	1,934
Buildings and improvements	41,884	41,137
Machinery and equipment	205,158	201,910
Furniture and fixtures	1,720	2,090
Construction in progress	18,841	3,466
	269,537	250,537
Less — Accumulated depreciation and amortization	(166,528)	(160,783)

Property, plant and equipment, net	103,009	89,754

Goodwill (Notes G, J and K)	24,697	24,980
Other intangibles, net (Notes G, J and K)	2,712	3,720
Prepublication costs, net (Note A)	7,734	9,194
Other assets	1,292	1,212

Total assets	$222,194	$208,437

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 25,	September 26,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$1,794	$96
Accounts payable (Note A)	14,399	10,974
Accrued payroll	8,792	5,950
Accrued taxes (Note B)	617	3,032
Other current liabilities (Note L)	6,566	7,098
Total current liabilities	32,168	27,150

Long-term debt (Notes A and D)	21,904	13,514
Deferred income taxes (Note B)	1,385	177
Other liabilities (Notes B and L)	3,788	3,006

Total liabilities	59,245	43,847

Commitments and contingencies (Note E)

Stockholders’ equity (Notes A, F and L):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,057,000 shares in 2010 and 11,956,000 in 2009	12,057	11,956
Additional paid-in capital	17,762	16,479
Retained earnings	133,828	136,782
Accumulated other comprehensive loss	(698)	(627)

Total stockholders’ equity	162,949	164,590

Total liabilities and stockholders’ equity	$222,194	$208,437

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended
	September 25,	September 26,	September 27,
	2010	2009	2008
Operating Activities:
Net income (loss)	$7,114	$(3,141)	$(370)
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	20,681	21,401	21,373
Impairment charges (Note G)	4,734	15,607	23,643
Stock-based compensation (Note F)	1,287	1,424	1,313
Deferred income taxes (Note B)	1,561	(4,966)	(5,970)
Gain on disposition of assets	(183)	—	—
Changes in assets and liabilities:
Accounts receivable	(568)	11,450	2,047
Inventory	(1,866)	(860)	1,017
Accounts payable	3,136	(5,992)	(3,145)
Accrued taxes	(2,415)	(528)	1,431
Other elements of working capital	986	615	(1,482)
Other long-term, net	(274)	(174)	(1,118)

Cash provided from operating activities	34,193	34,836	38,739

Investment Activities:
Capital expenditures	(28,426)	(10,084)	(12,865)
Acquisition of business (Note K)	(3,000)	—	—
Prepublication costs (Note A)	(4,162)	(4,782)	(5,000)
Proceeds from disposition of assets	590	—	—
Short-term investments	(73)	(197)	(820)

Cash used for investment activities	(35,071)	(15,063)	(18,685)

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	For the Years Ended
	September 25,	September 26,	September 27,
	2010	2009	2008
Financing Activities:
Long-term debt (repayments) borrowings	10,088	(10,129)	6,273
Cash dividends	(10,068)	(9,997)	(9,881)
Proceeds from stock plans	473	667	1,749
Share repurchases (Note M)	—	—	(19,592)
Excess tax benefits from stock-based compensation	—	—	26

Cash provided from (used for) financing activities	493	(19,459)	(21,425)

Increase (decrease) in cash and cash equivalents	(385)	314	(1,371)

Cash and cash equivalents at the beginning of the period	492	178	1,549

Cash and cash equivalents at the end of the period	$107	$492	$178

Supplemental cash flow information:
Interest paid	$469	$641	$1,246
Income taxes paid (net of refunds)	$6,972	$3,799	$4,926

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment costs included in accounts payable	$—	$390	$3,246

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
	Total				Other
	Stockholders’	Common	Additional	Retained	Comprehensive
	Equity	Stock	Paid-In Capital	Earnings	Loss

Balance, September 29, 2007	$203,003	$12,612	$12,977	$177,919	$(505)

Net loss	(370)	—	—	(370)	—
Cash dividends	(9,881)	—	—	(9,881)	—
Change in pension obligation, net of tax (Note L)	143	—	—	—	143
Stock-based compensation (Note F)	1,313	6	1,307	—	—
Share repurchases (Note M)	(19,592)	(856)	(988)	(17,748)	—
Other stock plan activity	1,608	116	1,492	—	—

Balance, September 27, 2008	176,224	11,878	14,788	149,920	(362)

Net loss	(3,141)	—	—	(3,141)	—
Cash dividends	(9,997)	—	—	(9,997)	—
Change in pension obligation, net of tax (Note L)	(265)	—	—	—	(265)
Stock-based compensation (Note F)	1,424	11	1,413	—	—
Other stock plan activity	345	67	278	—	—

Balance, September 26, 2009	164,590	11,956	16,479	136,782	(627)

Net income	7,114	—	—	7,114	—
Cash dividends	(10,068)	—	—	(10,068)	—
Change in pension obligation, net of tax (Note L)	(71)	—	—	—	(71)
Stock-based compensation (Note F)	1,287	12	1,275	—	—
Other stock plan activity	97	89	8	—	—

Balance, September 25, 2010	$162,949	$12,057	$17,762	$133,828	$(698)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Business:  Courier Corporation and its subsidiaries (“Courier” or the “Company”) print, publish and sell books.  Courier has two business segments: book manufacturing and specialty book publishing.  In January 2010, the Company acquired Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamline the production of customized textbooks and other materials for use in colleges, universities and businesses (see Note K).  Highcrest Media is included in the book manufacturing segment.

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

Fair Value Measurements: Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of impairment charges (see Note G). Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets and goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Financial Instruments: Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations, and contingent consideration (Level 3 — see Note K).  At September 25, 2010 and September 26, 2009, the fair value of the Company’s financial instruments approximated their carrying values.  The Company classifies as cash and cash equivalents amounts on deposit in banks and instruments with maturities of three months or less at time of purchase. The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing (see Note D).

Investments consist of mutual fund investments for which underlying funds primarily invest in equity securities.  Such short-term instruments are held for trading purposes.  These investments are classified as trading securities and are recorded at fair value utilizing quoted prices in active markets at year end.  Earnings from investments were $72,000 in 2010 and $21,000 in 2009; a loss of $19,000 was incurred on these instruments in

2008.  Such amounts are included in the caption “Interest expense, net” in the accompanying consolidated statements of operations.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions.  Interest capitalized was $55,000 in 2010 and $123,000 in 2008; no such interest was capitalized in 2009.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings.

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

Goodwill and Other Intangibles: The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test.  In the first step, the Company compares the fair value of the reporting unit to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, then goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds its fair value, then a second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of its goodwill (see Note G).

Prepublication Costs: Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years. In fiscal year 2010, a $475,000 impairment charge was recorded for Creative Homeowner’s underperforming titles (see Note G).

Long-Lived Assets: Management periodically reviews long-lived assets for impairment. Other than the assets of Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”) discussed above in the caption “Prepublication Costs” and in Note G, “Goodwill and Other Intangibles,” the Company did not record an impairment of any long-term asset during fiscal 2010.

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

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as changes in pension plan assets and obligations (see Note L). Total comprehensive income (loss) was $7,043,000 in fiscal 2010, ($3,406,000) in 2009, and ($227,000) in 2008.

Use of Estimates: The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities and assumptions that affect the reported amounts at the date of the financial statements.  Actual results may differ from these estimates.

Subsequent Events: The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Net Income per Share: Basic net income per share is based on the weighted average number of common shares outstanding each period.  Diluted net income per share also includes potentially dilutive items such as stock options (Note I).  Shares used to calculate basic and diluted amounts per share for fiscal years 2009 and 2008 are the same due to the Company incurring a loss in those periods.

New Accounting Pronouncements: At the beginning of fiscal 2010, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this guidance. The Company has applied this standard to the acquisition of Highcrest Media, described in Note K. As a result of adopting this guidance, the Company expensed approximately $200,000 of transaction and relocation costs related to the acquisition and recorded contingent consideration of $1.2 million in the initial purchase price at its estimated fair value of $850,000.

In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets. The guidance amends the factors that should be considered in determining the useful life of a recognized intangible asset. Adoption of this guidance in the first quarter of 2010 did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued enhanced disclosure requirements for defined benefit pension and other postretirement benefit plan assets. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. As required, the Company complied with these disclosure requirements beginning in fiscal 2010.

B.  Income Taxes

The income tax provision (benefit) differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s omitted)
	2010	2009	2008

Federal taxes at statutory rate	$3,960	$(1,679)	$24
State taxes, net of federal tax benefit	750	56	800
Federal manufacturer’s deduction	(164)	(136)	(374)
Other	(11)	(37)	(11)
Total	$4,535	$(1,796)	$439

Tax benefits in fiscal years 2010, 2009 and 2008 related to impairment charges for Creative Homeowner and Dover intangible assets were recognized at approximately 35% (see Note G).  No state tax benefit was recognized on the impairment charges as the Company provided a valuation allowance on the related deferred state tax assets.

The provision for income taxes consisted of the following:

		(000’s omitted)
		2010	2009	2008
Current:	Federal	$2,057	$2,205	$5,121
	State	917	965	1,288
		2,974	3,170	6,409

Deferred:	Federal	1,257	(4,181)	(6,109)
	State	304	(785)	139
		1,561	(4,966)	(5,970)
Total		$4,535	$(1,796)	$439

The following is a summary of the significant components of deferred tax assets and liabilities as of September 25, 2010 and September 26, 2009:

	(000’s omitted)
	2010	2009
Current deferred tax assets:
Vacation accrual not currently deductible	$810	$700
Other accruals not currently deductible	745	781
Non-deductible reserves	2,438	2,756
Other	224	225
Total current deferred tax assets	4,217	4,462
Valuation allowances	(108)	—
Total current deferred tax assets, net	4,109	4,462

Non-current deferred tax assets (liabilities):
Deferred compensation arrangements	2,016	2,175
Goodwill and other intangibles	7,993	7,708
Accelerated depreciation	(10,882)	(9,447)
State NOL carryforwards	3,580	1,943
Pension obligation (Note L)	306	384
Other	338	222
Total non-current deferred tax assets	3,351	2,985
Valuation allowances	(4,736)	(3,162)
Total non-current deferred tax assets (liabilities), net	(1,385)	(177)

Total deferred tax assets	$2,724	$4,285

The Company fully provided valuation allowances for net operating loss carryforwards in states where the Company does not expect to realize the benefit.  Also, valuation allowances of approximately $1.3 million were provided for deferred state tax assets related to Creative Homeowner’s impairment charge, as management believes that its realization is not likely (see Note G).  The Company increased its valuation allowance by $1.7 million in 2010, $960,000 in 2009 and $2.0 million in 2008.

During fiscal years 2010 and 2009, certain federal and state statutes of limitations expired. As such, the unrecognized tax benefits and accrued interest were reduced by approximately $22,000 in 2010 and by approximately $43,000 in both fiscal years 2009 and 2008.  There is no such liability balance remaining at the end of fiscal 2010 and the Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files federal and state income tax returns in various jurisdictions of the United States. With few exceptions, the Company is no longer subject to income tax examinations for years prior to fiscal 2007.  Substantially all U.S. federal tax years prior to fiscal 2006 have been audited by the Internal Revenue Service and closed.

C.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 54% and 53% of the Company’s inventories at September 25, 2010 and September 26, 2009, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.

Inventories consisted of the following at September 25, 2010 and September 26, 2009:

	(000’s omitted)
	2010	2009

Raw materials	$5,557	$4,384
Work in process	9,371	8,286
Finished goods	25,005	25,356
Total	$39,933	$38,026

On a FIFO basis, reported year-end inventories would have been higher by $5.5 million in both fiscal 2010 and fiscal 2009.

D.  Long-Term Debt

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  The Company’s interest rate at September 25, 2010 was 0.8%.  At September 25, 2010 and September 26, 2009, the Company had $17.1 million and $13.5 million, respectively, in borrowings under its long-term revolving credit facility, which matures in March 2013.

On March 26, 2010, the Company entered into a four-year term loan providing up to $8 million to finance new digital print operation assets and provides a lien on the assets acquired with the proceeds.  At September 25, 2010, $6.6 million of debt was outstanding under this arrangement, with $2.7 million at a fixed annual interest rate of 3.9% and $3.9 million at a fixed annual interest rate of 3.6%.  Current maturities for this loan were $1.7 million at September 25, 2010.

The Company also has an industrial bond arrangement, which bears interest at 3% and provides for a lien on the assets acquired with the proceeds.  At September 25, 2010 and September 26, 2009, $56,000 and $154,000, respectively, was outstanding under this arrangement, including current maturities of $56,000 and $96,000, respectively.

At September 25, 2010, scheduled aggregate principal payments under these obligations were $1,794,000 in 2011, $1,804,000 in 2012, $18,954,000 in 2013 and $1,146,000 in 2014.

The revolving credit facility and four-year term loan contain restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service. The revolving credit facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  These fees are included in the caption “Interest expense, net” in the accompanying Consolidated Statements of Operations.  The revolving credit facility is available to the Company for both its long-term and short-term financing needs.

E.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $1,827,000 in 2010, $2,568,000 in 2009, and $3,343,000 in 2008.  As of September 25, 2010, minimum annual rental commitments under the Company’s long-term operating leases were approximately $1,566,000 in 2011, $1,321,000 in 2012, $1,272,000 in 2013, $1,192,000 in 2014, $905,000 in 2015 and $3,713,000 in the aggregate thereafter.  At September 25, 2010 and September 26, 2009, the Company had letters of credit outstanding of $2,180,000 and $2,230,000, respectively.  The Company was committed to purchase $3.2 million of equipment at September 25, 2010.

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

	(000’s omitted)
	2010	2009	2008

Stock-based compensation expense	$1,287	$1,424	$1,313
Related tax benefit	(457)	(464)	(405)
Stock-based compensation, net of tax	$830	$960	$908

Unrecognized stock-based compensation cost at September 25, 2010 was $2.4 million to be recognized over a weighted-average period of 2.3 years.

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

The following is a summary of all option activity for this plan:

		Weighted Average		Aggregate
		Exercise	Remaining	Intrinsic Value
	Shares	Price	Term (Years)	(in 000’s)
Outstanding at September 29, 2007	387,511	$25.53
Issued	106,465	21.17
Exercised	(46,674)	11.07
Cancelled	(6,048)	36.57
Expired	(11,788)	25.86
Outstanding at September 27, 2008	429,466	$25.86
Issued	114,682	15.51
Exercised	(73,111)	16.91
Cancelled	(334)	37.29
Expired	(6,817)	23.34
Outstanding at September 26, 2009	463,886	$24.74
Issued	152,085	14.35
Cancelled	(5,413)	19.34
Expired	(92,121)	23.67
Outstanding at September 25, 2010	518,437	21.94	3.4	$49

Exercisable at September 25, 2010	257,389	$28.38	2.3	—
Available for future grants	108,010

There were 66,161 non-vested stock grants outstanding at the beginning of fiscal 2010 with a weighted-average fair value of $23.83 per share.  During 2010, 38,287 stock grants were awarded with a weighted-average fair value of $14.35 per share.  There were 18,803 stock grants that vested in 2010 with a weighted-average fair value of $35.78 per share.  Also, 2,371 non-vested stock grants, with a weighted-average fair value of $23.86, were forfeited during 2010. At September 25, 2010, there were 83,274 non-vested stock grants outstanding with a weighted-average fair value of $16.78.

Directors’ Stock Equity Plans: In January 2010, stockholders approved the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”). Under the plan provisions, stock grants as well as non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 300,000 shares.  The 2010 Plan replaces the previous non-employee directors’ plan, which had been adopted in 2005 (the “2005 Plan”).  No further options will be granted under the 2005 Plan.  Under the 2010 Plan, the option price per share is the fair market value of stock at the time the option is granted and options have a term of five years.  Stock options and stock grants generally vest over three years.

The following is a summary of all option activity for these plans:

		Weighted Average		Aggregate
		Exercise	Remaining	Intrinsic Value
	Shares	Price	Term (Years)	(in 000’s)
Outstanding at September 29, 2007	167,097	$31.36
Issued	42,000	26.86
Exercised	(30,750)	21.26
Cancelled	(14,727)	36.69
Outstanding at September 27, 2008	163,620	$31.63
Issued	45,567	15.17
Expired	(22,500)	20.97
Outstanding at September 26, 2009	186,687	$28.89
Issued	53,179	13.71
Expired	(33,000)	32.65
Outstanding at September 25, 2010	206,866	24.39	2.6	$51

Exercisable at September 25, 2010	153,687	$28.08	2.0	—
Available for future grants	221,236

Under the 2010 Plan, 13,181 stock grants were awarded with a weighted-average fair value of $13.71 per share, which were outstanding at September 25, 2010.

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash.  Such shares issued in 2010, 2009 and 2008 were 12,404 shares, 10,542 shares, and 5,399 shares at a fair market value of $13.71, $15.17 and $26.86, respectively.

Employee Stock Purchase Plan: The ESPP allows eligible employees to purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  On January 20, 2010, stockholders approved an amendment to the ESPP increasing the shares authorized under the plan by 300,000 to an aggregate of 637,500 shares of Company common stock available for issuance under the plan.  During 2010, 2009, and 2008, 39,273 shares, 40,560 shares, and 28,774 shares, respectively, were issued under the plan at an average price of $12.05 per share, $12.49 per share, and $20.44 per share, respectively.  Since inception, 364,997 shares have been issued.  At September 25, 2010, an additional 272,503 shares were reserved for future issuances.

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

Stock-Based Compensation: The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.

The following key assumptions were used to value options issued:

	2010	2009	2008
Risk-free interest rate	1.4%–2.8%	2.0%–2.5%	3.0%–3.1%
Expected volatility	46%–49%	38%–46%	27%–31%
Expected dividend yield	5.8%–6.1%	5.4%–5.7%	2.6%–3.8%
Estimated life for grants under:
Stock Incentive Plan	5 years	5 years	5 years
Directors’ Stock Equity Plans	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	Stock Incentive Plan			Directors’ Stock Equity Plans
On grant date:	2010	2009	2008	2010	2009	2008
Exercise price equal to stock price	$3.73	$4.13	$4.52	$3.46	$3.25	$5.77

G.  Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test.  After performing the step-one test, the Company determined that the fair value of Creative Homeowner at the end of fiscal 2010 was below its carrying value and as such the second step was required.  In arriving at this conclusion, the Company used a valuation methodology based on a discounted cash flow and a capitalization of cash flow approach (Level 3 in the hierarchy).  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period. The second step of the impairment test for Creative Homeowner included estimating the fair value of the tangible and identified intangible assets and liabilities of the impaired reporting unit.  The implied goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  Based on the results of these valuations, the Company recorded a pre-tax impairment charge of $1.8 million for Creative Homeowner’s goodwill in the fourth quarter of fiscal 2010.

Trade names with indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment at the end of the fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  As a result of the impairment analysis performed for Creative Homeowner, the Company determined that the carrying value of Creative Homeowner’s trade name exceeded its estimated fair value (Level 3 in the hierarchy).  Accordingly, the Company recorded a pre-tax impairment charge of $550,000 for Creative Homeowner’s trade name.

“Other intangibles” also includes customer lists.  As a result of the impairment analysis performed for Creative Homeowner, the Company determined that the carrying value of Creative Homeowner’s customer list exceeded its estimated fair value (Level 3 in the hierarchy). Accordingly, the Company recorded a pre-tax impairment charge of $1.9 million for Creative Homeowner’s customer list.

For fiscal 2010, the pre-tax impairment charge recorded for Creative Homeowner’s goodwill, trade name, and customer list intangible assets was $4.3 million. In the third quarter of fiscal 2008, impairment testing was also performed on the goodwill and other intangible assets of Creative Homeowner, resulting in pre-tax impairment charges of $15.3 million to goodwill, $0.8 million to trade name, and $7.5 million to customer lists. The total of these pre-tax impairment charges in fiscal 2008 for Creative Homeowner’s goodwill and other intangible assets was $23.6 million.  In the second quarter of fiscal 2009, the Company recorded a $15.6 million pre-tax impairment charge related to Dover Publications, Inc. (“Dover”), representing 100% of Dover’s goodwill.

During the second quarter of fiscal 2010, the Company acquired Highcrest Media (see Note K). The acquisition of Highcrest Media was recorded by allocating the fair value of consideration of the acquisition to the identified assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date.  The excess of the fair value of consideration of the acquisition over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill of $1.5 million.  In addition, the Company recorded intangibles related to customer lists and technology totaling $1.9 million.

The following table reflects the components of “Goodwill” at September 25, 2010, September 26, 2009 and September 27, 2008:

	(000’s omitted)
	Book Manufacturing	Specialty Publishing	Total
Goodwill	$14,771	$40,428	$55,199
Accumulated impairment charges	—	(15,287)	(15,287)
Balance at September 27, 2008	14,771	25,141	39,912
Acquisition adjustment	—	675	675
Impairment charge (Level 3)	—	(15,607)	(15,607)
Balance at September 26, 2009	14,771	10,209	24,980
Acquisition of Highcrest Media (Note K)	1,517	—	1,517
Impairment charge (Level 3)	—	(1,800)	(1,800)
Balance at September 25, 2010	$16,288	$8,409	$24,697

In 2009, an adjustment was made regarding the purchase accounting for the 2006 acquisition of Creative Homeowner relating to the calculation of deferred tax assets on certain reserves.  The $675,000 adjustment above resulted in an increase in goodwill, with an offsetting reduction in deferred tax assets.

The following table reflects the components of “Other intangibles” at September 25, 2010, September 26, 2009 and September 27, 2008:

	(000’s omitted)
	Book Manufacturing			Specialty Publishing
	Trade Name	Customer Lists	Technology & Other	Trade Name	Customer Lists	Total
Balance at September 27, 2008	$931	$170	$—	$550	$2,269	$3,920
Amortization expense	—	(20)	—	—	(180)	(200)
Balance at September 26, 2009	931	150	—	550	2,089	3,720
Acquisition of Highcrest Media (Note K)	—	700	1,230	—	—	1,930
Amortization expense	—	(124)	(175)	—	(180)	(479)
Impairment charge (Level 3)	—	—	—	(550)	(1,909)	(2,459)
Balance at September 25, 2010	$931	$726	$1,055	$—	$—	$2,712

“Other intangibles” at September 25, 2010 included customer lists related to Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over a 10-year period, as well as customer lists, technology and other intangibles related to the acquisition of Highcrest Media, which are being amortized over a 5-year period. Amortization expense was $479,000 in fiscal 2010, including approximately $200,000 related to Creative Homeowner’s customer lists, compared with amortization expense of $200,000 and $629,000 in fiscal years 2009 and 2008, respectively. Annual amortization expense over the next four years will be approximately $400,000; decreasing to $135,000 in the fifth year. At September 25, 2010, “other intangibles” were net of accumulated amortization of $0.4 million for the book manufacturing segment.

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

The following table details fiscal 2009 restructuring costs by segment and classification in the accompanying consolidated statements of operations.

	(000’s omitted)
	Book Manufacturing	Specialty Publishing	Total Company

Included in cost of sales	$3,807	$107	$3,914
Included in selling and administrative expenses	491	377	868
Total restructuring costs	$4,298	$484	$4,782

The following table depicts the accrual balances for these restructuring costs that remained as of September 26, 2009 and September 25, 2010, which related to closing and consolidating the Book-mart Press manufacturing facility.

	(000’s Omitted)
	Accrual at			Accrual at
	September 26,	Charges	Cash	September 25,
	2009	(Reversals)	Paid	2010
Employee severance and benefit costs	$495	$(171)	$(306)	$18
Lease termination, facility closure and other costs	546	(82)	(464)	—
Total	$1,041	$(253)	$(770)	$18

I.  Net Income per Share

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

	(000’s omitted)
	2010	2009	2008
Weighted average shares for basic	11,916	11,850	12,294
Effect of potentially dilutive shares	19	—	—
Weighted average shares for dilutive	11,935	11,850	12,294

J.  Business Segments

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. In January 2010, the Company acquired Highcrest Media, which has been included in the book manufacturing segment (see Note K).  The specialty publishing segment consists of Dover, Creative Homeowner and Research & Education Association, Inc. (“REA”).

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

Stock-based compensation, as well as the elimination of intersegment sales and related profit, are reflected as “unallocated” in the following table.  Impairment charges (discussed more fully in Note G) are also included in “unallocated” in the following table.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, legal, human resources and engineering, and include depreciation and amortization expense related to corporate assets.  The corresponding corporate asset balances are not allocated to the segments.  Unallocated corporate assets consist primarily of cash and cash equivalents and fixed assets used by the corporate support functions.

Dollar amounts in the following table are presented in thousands.

	Total Company	Book Manufacturing	Specialty Publishing	Unallocated
Fiscal 2010
Net sales	$257,140	$222,777	$46,030	$(11,667)
Operating income (loss)	12,260	19,070	(714)	(6,096)
Total assets	222,194	167,878	44,437	9,879
Goodwill, net	24,697	16,288	8,409	—
Depreciation and amortization	20,681	14,172	5,743	766
Capital expenditures and prepublication costs	32,588	27,360	4,331	897
Interest expense, net	611	—	—	611

Fiscal 2009
Net sales	$248,816	$212,228	$46,769	$(10,181)
Operating income (loss)	(4,261)	14,667	(2,189)	(16,739)
Total assets	208,437	145,730	51,151	11,556
Goodwill, net	24,980	14,771	10,209	—
Depreciation and amortization	21,401	14,592	5,994	815
Capital expenditures and prepublication costs	14,866	7,255	4,946	2,665
Interest expense, net	676	—	—	676

Fiscal 2008
Net sales	$280,324	$229,792	$61,767	$(11,235)
Operating income (loss)	1,202	26,173	(106)	(24,865)
Total assets	240,498	157,891	73,244	9,363
Goodwill, net	39,912	14,771	25,141	—
Depreciation and amortization	21,373	13,666	6,945	762
Capital expenditures and prepublication costs	17,865	12,139	5,308	418
Interest expense, net	1,133	—	—	1,133

Export sales as a percentage of consolidated sales were approximately 19% in both 2010 and 2009 and 18% in 2008.  Approximately 90% of export sales were in the book manufacturing segment in fiscal years 2010, 2009, and 2008.  Sales to the Company’s largest customer amounted to approximately 25% of consolidated sales in 2010, 22% in 2009 and 17% in 2008. In addition, sales to another customer amounted to approximately 22% of consolidated sales in each of fiscal years 2010, 2009, and 2008.  Sales to a third customer amounted to approximately 11% of consolidated sales in 2008, but were less than 10% in both 2010 and 2009.  These three customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales.  Customers are granted credit on an unsecured basis.  Receivables for the customers that account for more than 10% of consolidated sales, as a percentage of consolidated accounts receivable, were 32% and 24% at September 25, 2010 and September 26, 2009, respectively.

K.  Business Acquisition

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

The future earn out potential payments were valued at acquisition at $850,000 using a probability weighted discounted cash flow model (Level 3 in the hierarchy) and may be paid out over three years based on achieving certain revenue targets. A fair value assessment of the contingent earn out consideration payable was performed at year end resulting in recognition of $70,000 of expense in fiscal 2010 and a liability of $920,000 at September 25, 2010.

L.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan (“PSSP”), which includes an Employee Stock Ownership Plan (“ESOP”).  Retirement costs included in the accompanying financial statements amounted to approximately $3,224,000 in 2010, $3,346,000 in 2009, and $3,468,000 in 2008. At September 25, 2010 and September 26, 2009, the Company had $1.3 million and $1.4 million, respectively, accrued for the PSSP, which is included in the accompanying consolidated balance sheet under the caption “Other current liabilities.”

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

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During the last three years, no such shares were allocated to eligible participants.  At September 25, 2010, the ESOP held 354,900 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. As of December 31, 2001, Dover employees became eligible to participate in the PSSP.  As such, plan benefits under the Dover defined benefit plan (the “Dover plan”) were frozen as of that date.

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

The following tables provide information regarding the Dover plan:

Other changes in plan assets and obligations	(000’s omitted)
recognized in other comprehensive income (loss):	2010	2009
Accumulated other comprehensive loss at beginning of year	$(627)	$(362)
Net (loss) gain incurred in year, net of tax	(123)	(282)
Amortization of actuarial net losses, net of tax	52	17
Accumulated other comprehensive loss at end of year	$(698)	$(627)

	(000’s omitted)
Change in projected benefit obligation:	2010	2009
Benefit obligation at beginning of year	$2,782	$2,564
Administrative cost	7	7
Interest cost	144	167
Actuarial loss	344	398
Benefits paid	(350)	(354)
Benefit obligation at end of year	$2,927	$2,782

Change in plan assets:	2010	2009
Fair value of plan assets at beginning of year	$2,440	$2,675
Actual return on plan assets	303	119
Benefits paid	(350)	(354)
Fair value of plan assets at end of year	$2,393	$2,440

Funded status at end of year	$(534)	$(342)

Components of net periodic benefit cost:	2010	2009	2008
Administrative cost	$7	$7	$7
Interest cost	144	167	169
Expected return on plan assets	(157)	(174)	(192)
Amortization of unrecognized net loss	84	27	37
Net periodic benefit cost	$78	$27	$21

Actuarial assumptions used to determine costs and benefit obligations:	2010	2009	2008
Discount rate	4.5%	7.0%	6.0%
Compensation increases	None	None	None
Expected return on plan assets	6.0%	7.0%	7.0%

The discount rate and expected return on plan assets used to determine costs and benefit obligations were based upon actuary recommendations. Accrued pension cost of $534,000 at September 25, 2010 and $342,000 at September 26, 2009 was included in the accompanying consolidated balance sheet under the caption “Other liabilities.”

The Company’s strategy is to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.  The fair value of the insurance contracts was based on negotiated value and the underlying investments, and considers the credit worthiness of the issuer of such contracts (Level 3 in the hierarchy). Insurance contracts held by the Dover plan are issued by a well-known, highly rated insurance company. The underlying investments are government, asset-backed and fixed income securities.

M. Share Repurchase Plan

On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions (the “Share Repurchase Plan”). During fiscal 2008, the Board of Directors of the Company expanded the Company’s Share Repurchase Plan up to a total amount authorized under the plan of $20 million. Since the inception of the Share Repurchase Plan through September 27, 2008, the Company repurchased approximately 856,000 shares of common stock for approximately $19.6 million. No shares were repurchased in fiscal 2010 or 2009.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollars in millions except per share data)

	2010	2009	2008	2007	2006*

Operating Data
Net sales	$257.1	$248.8	$280.3	$294.6	$269.1
Gross profit	64.0	57.7	77.9	96.4	88.5
Net income (loss)	7.1	(3.1)	(0.4)	25.7	28.4
Net income (loss) per diluted share	0.60	(0.27)	(0.03)	2.03	2.25
Dividends declared per share	0.84	0.84	0.80	0.72	0.48

Balance Sheet and Cash Flow Data
Total assets	222.2	208.4	240.5	269.8	247.2
Long-term debt	21.9	13.5	23.6	17.4	17.2
Stockholders’ equity	162.9	164.6	176.2	203.0	182.3
Working capital	50.6	52.4	56.8	56.0	46.2
Current ratio	2.6	2.9	2.7	2.5	2.3
Capital expenditures and prepublication costs	32.6	14.9	17.9	31.8	33.7
Depreciation and amortization	20.7	21.4	21.4	18.9	14.8

Additional items
Long-term debt as a percentage of capitalization	11.8%	7.6%	11.8%	7.9%	8.6%
Stockholders’ equity per share	13.51	13.77	14.84	16.10	14.65
Shares outstanding (in 000’s)	12,057	11,956	11,878	12,612	12,445
Number of employees	1,662	1,603	1,825	1,830	1,724

Fiscal 2010, 2009 and 2008 results include non-cash impairment charges of $4.7, $15.6 and $23.6 million, respectively (Note G). On an after-tax basis, the impairment charges were $3.0 million, or $.25 per diluted share, in fiscal 2010, $10.2 million, or $.86 per diluted share, in fiscal 2009 and $15.4 million, or $1.25 per diluted share, in fiscal 2008.  Fiscal 2006 results include $3.8 million, or $.30 per diluted share for the reversal of an income tax reserve.

Net income (loss) per diluted share is based on weighted average shares outstanding; stockholders’ equity per share is based on shares outstanding at year end.

* Fiscal 2006 was a 53-week period.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

Statements contained herein include forward-looking statements. Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-K and include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, changes in market growth rates, changes in raw material costs and availability, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, changes in the Company’s labor relations, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets, restructuring and impairment charges required under generally accepted accounting principles, changes in operating expenses including medical and energy costs, changes in technology including migration from paper-based books to digital, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations, changes in the Company’s effective income tax rate and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

OVERVIEW

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution, as well as state-of-the-art digital print capabilities.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.  Creative Homeowner publishes books on home design, decorating, landscaping and gardening, and sells home plans.

OUTLOOK

This past year remained challenging for the book industry as the economy slowly continued to emerge from recession.  The Company benefited from its balanced portfolio of markets and complementary businesses as well as the significant cost cutting measures taken in fiscal 2009 across the business, resulting in a return to profitability.  Higher sales were achieved in all three of the major markets of the book manufacturing segment and in two of the three publishing companies in the specialty publishing segment.  Nonetheless, the persistent weakness in the nation’s housing market continued to negatively impact sales and operating results at Creative Homeowner, which led to a non-cash impairment charge in fiscal 2010, following a similar charge in fiscal 2008.

In the specialty publishing segment, Management believes that the retail environment will continue to be sluggish, especially for home improvement books.  The Company has tightened the editorial focus, streamlined processes and eliminated redundant functions across the segment.  Management believes that all three publishing companies are well positioned to take advantage of any improvement in the economy and in the case of Creative Homeowner, the housing market.  In addition, our publishing companies will benefit from the Company’s investment in digital printing, enabling them to reduce inventory, publish more niche products and draw from an extensive backlist.

In the book manufacturing segment, the competitive environment remained intense, resulting in some margin erosion.  But, in response to capacity constraints experienced during fiscal 2010, the Company continued to invest in its business to maintain and build its competitive position in the industry as a leader in four-color book manufacturing.  The Company ordered a fourth high-speed, manroland offset press scheduled for installation in December 2010 in its four-color plant in Kendallville, Indiana.  The Company also introduced digital book manufacturing capabilities under the trade name Courier Digital Solutions (“CDS”) in its North Chelmsford, Massachusetts location.  A new HP inkjet press and book finishing system were installed in June 2010 and were ramped up to a three-shift operation during the fourth quarter.  In October, the Company completed the installation of a second four-color digital press and book finishing system utilizing HP inkjet technology.  In addition, following the acquisition of Highcrest Media in January 2010, the Company folded the assets of Highcrest Media into CDS to further capitalize on the high-growth market for customized college textbooks as well as a range of other short-run printing opportunities.  These investments and acquired capabilities are expected to be increasingly valuable to customers as well as to the Company’s specialty publishing segment.

The Company is well positioned compared to its peers due to its relatively low level of debt and significant liquidity. In addition, the Company enjoys strong relationships with its major customers in the religious, education and specialty trade markets, some of which cross many decades.  Coupled with its industry leading customer service and technology, the Company believes that it will be able to leverage these relationships into volume growth.  In that regard, in October 2010, the Company was able to extend its relationship with a leading global missionary organization through a multi-year agreement providing incentives for additional growth.  Through its targeted capital expenditures, acquisition of Highcrest Media and cost cutting measures, the Company is confident it will be able to weather the challenges ahead and take advantage of opportunities to further its long-term objectives.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share amounts)

				Percent Change
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008

Net sales	$257,140	$248,816	$280,324	3.3%	-11.2%
Gross profit	64,011	57,731	77,879	10.9%	-25.9%
As a percentage of sales	24.9%	23.2%	27.8%
Selling and administrative expenses	47,017	46,385	53,034	1.4%	-12.5%
Impairment charges	4,734	15,607	23,643
Operating income (loss)	12,260	(4,261)	1,202
Interest expense, net	611	676	1,133
Pretax income (loss)	11,649	(4,937)	69
Income tax provision (benefit)	4,535	(1,796)	439
Net income (loss)	$7,114	$(3,141)	$(370)

Net income (loss) per diluted share	$0.60	$(0.27)	$(0.03)

Revenues for fiscal 2010 were $257 million, an increase of 3% over fiscal 2009.  In the book manufacturing segment, revenues grew 5% to $223 million compared to the prior year, with sales growth in all three of its principal markets largely due to increased demand for four-color books.  Revenues in the specialty publishing segment were $46 million, down 2% from fiscal 2009, with sales growth at REA and Dover offset by a decline in sales at Creative Homeowner.  The winding down of Creative Homeowner’s book distribution services in January 2009 also contributed $1.2 million to its sales decline compared to fiscal 2010.  Net income for fiscal 2010 was $7.1 million, which included a pre-tax impairment charge related to Creative Homeowner of $4.7 million, or $.25 per diluted share.

In fiscal 2009, revenues were $249 million, down 11% from fiscal 2008, with both of the Company’s segments affected by the weak economy.  Book manufacturing segment revenues decreased 8% to $212 million compared to fiscal 2008 with modest growth in four-color books offset by reduced demand for one- and two-color books. In the specialty publishing segment, revenues were $47 million, down 24% from fiscal 2008, which reflected reduced consumer spending as well as the winding down of Creative Homeowner’s book distribution services early in the second quarter of fiscal 2009. The Company’s net loss in fiscal 2009 was $3.1 million, or $.27 per diluted share.  These results included restructuring costs related to cost saving initiatives in both of the Company’s segments of $4.8 million.  In addition, the Company recorded a pre-tax impairment charge of $15.6 million at the end of the second quarter related to Dover’s goodwill. Total restructuring and impairment charges for fiscal 2009 were $20.4 million, or $1.13 per diluted share.

Business Acquisition

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamline the production of customized textbooks for use in colleges, universities and businesses.  The acquisition also complements the Company’s investment during fiscal 2010 in digital printing technology. The $3 million cash acquisition, which has additional future “earn out” potential payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition. Also, during 2010, the Company installed a state-of-the-art digital printing operation at its North Chelmsford, Massachusetts facility through a relationship with HP and installed a second digital press in October 2010.  These digital print capabilities, combined with Highcrest Media, comprise the Company’s newest market offering, Courier Digital Solutions (“CDS”).

Restructuring Costs

Restructuring costs of $4.8 million in fiscal 2009 included costs associated with winding down Creative Homeowner’s distribution services and closing and consolidating the Book-mart Press manufacturing facility during the second quarter of fiscal 2009, as well as employee severance expenses related to additional cost saving actions taken in both of the Company’s segments.

The following table details fiscal 2009 restructuring costs by segment and by classification in the accompanying consolidated statements of operations.

	(000’s omitted)
	Book Manufacturing Segment	Specialty Publishing Segment	Total Company

Included in cost of sales	$3,807	$107	$3,914
Included in selling and administrative expenses	491	377	868
Total restructuring costs	$4,298	$484	$4,782

The following table depicts the accrual balances for these restructuring costs that remained as of September 26, 2009 and September 25, 2010, which are included in “Other current liabilities” in the accompanying consolidated balance sheet and related to closing and consolidating the Book-mart Press manufacturing facility.

	(000’s Omitted)
	Accrual at			Accrual at
	September 26,	Charges	Cash	September 25,
	2009	(Reversals)	Paid	2010
Employee severance and benefit costs	$495	$(171)	$(306)	$18
Lease termination, facility closure and other costs	546	(82)	(464)	—
Total	$1,041	$(253)	$(770)	$18

Impairment Charges

The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is an operating segment or one level below an operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  As a result of the decline in sales and operating results at Creative Homeowner in the fourth quarter of fiscal 2010, the Company concluded that the carrying value of its goodwill and other intangible assets exceeded their estimated fair market value. As such, the Company recorded a $4.7 million non-cash, pre-tax impairment charge for Creative Homeowner’s goodwill, trade name, and customer list intangible assets and including approximately $0.5 million related to prepublication costs. On an after-tax basis, the total impairment charge was $3.0 million, or $.25 per diluted share.

During the second quarter of fiscal 2009, Dover experienced a decline in sales and profits resulting from the continued downturn in the economic environment and in consumer spending.  As a result, the Company performed an assessment of Dover’s goodwill and concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value.  The Company recorded a non-cash, pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill, at the end of the second quarter. On an after-tax basis, the impairment charge was $10.2 million, or $.86 per diluted share.

In the third quarter of fiscal 2008, Creative Homeowner experienced a precipitous decline in sales and profits due in large part to the downturn in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores.  As a result, the Company performed an assessment of goodwill and other intangible assets and concluded that the carrying value of Creative Homeowner’s goodwill and other intangible assets exceeded their fair value. The pre-tax impairment charge related to the goodwill, trade name, and customer list intangible assets of Creative Homeowner totaled $23.6 million.  On an after-tax basis, the impairment charge was $15.4 million, or $1.25 per diluted share, in fiscal 2008.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(Dollars in thousands)

				Percent Change
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008

Net sales	$222,777	$212,228	$229,792	5.0%	-7.6%
Gross profit	46,757	40,532	55,042	15.4%	-26.4%
As a percentage of sales	21.0%	19.1%	24.0%
Selling and administrative expenses	27,687	25,865	28,869	7.0%	-10.4%
Operating income	$19,070	$14,667	$26,173	30.0%	-44.0%

Revenues

Within this segment, the Company focuses on three key publishing markets: education, religious and specialty trade. Sales to the education market were up 6% to $92.4 million compared with fiscal 2009, primarily due to sales of four-color textbooks to colleges and universities as well as sales through CDS, which combines the new digital inkjet printing operation with Highcrest Media. Sales to the specialty trade market were up 6% to $59.5 million compared with last year, with growth in new accounts and sales of four-color books.  Sales to the religious market increased 6% to $63.4 million bouncing back from a down year in fiscal 2009.

For fiscal 2009, sales to the education market were down 9% to $87.6 million compared to 2008.  Higher-education sales were up for the year, particularly growth in sales of four-color college textbooks, while sales of elementary and high school textbooks were down, largely due to continued pressure on state and local school budgets. Sales to the specialty trade market were up 1% to $56.2 million compared to the prior year from growth in sales of four-color specialty trade books and sales to new customers.  Sales to the religious market were down 9% to $59.6 million for the year compared to fiscal 2008, reflecting a difficult fundraising environment for religious organizations.

Cost of Sales /Gross Profit

Cost of sales in the book manufacturing segment increased 3% to $176.0 million compared with fiscal 2009, which included $3.8 million of restructuring costs, reflecting the increase in sales volume.  During the third quarter of fiscal 2010, the Company completed the integration of Highcrest Media and at the beginning of the fourth quarter, completed the installation and ramp up of the first new digital inkjet press. Related integration and start-up costs were approximately $0.7 million in the second half of fiscal 2010.  Gross profit increased 15% to $46.8 million compared with the prior year and, as a percentage of sales, improved to 21.0% from 19.1%.  The improvement in gross profit reflects the growth in sales, improved capacity utilization, the benefit of last year’s cost reduction measures, and increased revenue from recycling programs, as well as last year’s restructuring costs.  These improvements were offset in part by continued industry-wide pricing pressures and the impact of start-up costs for the digital print operation and integration of Highcrest Media.

In fiscal 2009, a continuing decline in demand for one- and two-color books resulted in reduced capacity utilization at some of the Company’s manufacturing plants.  In response, faced with the weak economy and the need to reduce redundant capacity and lower costs, the Company closed its Book-mart Press manufacturing facility in the second quarter of fiscal 2009 and reduced one-color capacity in other manufacturing facilities.  Cost of sales in this segment decreased 2% to $171.7 million in fiscal 2009 compared to the prior year, but increased as a percentage of sales, reflecting the impact of $3.8 million of restructuring costs and lower capacity utilization.  Gross profit in the book manufacturing segment decreased to $40.5 million, or 19.1% of sales, compared to $55.0 million, or 24.0% of sales, in fiscal 2008.  In addition to the impact of both lower sales and restructuring costs, the decline in gross profit in fiscal 2009 also reflected industry-wide competitive pricing pressures and reduced revenues from recycling programs.

Selling and Administrative Expenses

Selling and administrative expenses in the book manufacturing segment increased 7% to $27.7 million compared with fiscal 2009, which included approximately $0.5 million of severance-related restructuring costs.  Cost savings from staff reductions were offset by an increase in variable compensation based on increased sales and earnings levels in fiscal 2010.

In fiscal 2009, selling and administrative expenses in this segment decreased 10% to $25.9 million, and, as a percentage of sales, decreased to 12.2% from 12.6% compared to fiscal 2008.  These decreases resulted from reduced variable compensation and reductions in staffing and other cost saving initiatives implemented in 2009 and were achieved despite restructuring costs of approximately $0.5 million in fiscal 2009.

Operating Income

Operating income in the Company’s book manufacturing segment in fiscal 2010 grew by 30% to $19.1 million compared with fiscal 2009, which included $4.3 million of restructuring costs. In fiscal 2010, operating income improved due to the growth in sales and the benefit of last year’s cost reduction measures, which were offset by increased pricing pressures.

In fiscal 2009, operating income in this segment was $14.7 million, a decrease of 44% from fiscal 2008.  This decrease was due to lower sales and capacity utilization, as well as $4.3 million of restructuring costs in fiscal 2009.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(Dollars in thousands)

				Percent Change
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008

Net sales	$46,030	$46,769	$61,767	-1.6%	-24.3%
Gross profit	17,332	16,907	22,746	2.5%	-25.7%
As a percentage of sales	37.7%	36.2%	36.8%
Selling and administrative expenses	18,046	19,096	22,852	-5.5%	-16.4%
Operating loss	$(714)	$(2,189)	$(106)

Revenues

The Company’s specialty publishing segment is comprised of Dover, REA, and Creative Homeowner.  Revenues for fiscal 2010 were $46.0 million, down 1.6% from fiscal 2009.  Sales at Creative Homeowner were down 27% to $7.7 million compared with last year, reflecting the persistent weakness in the nation’s housing sector. Approximately $1.2 million of the sales decline was attributable to the winding down of Creative Homeowner’s book distribution services at the end of last year’s first quarter.  Dover’s sales increased 4% to $31.0 million compared with fiscal 2009, with growth in direct-to-consumer, online and international sales, which were offset in part by lower bookstore sales. Sales at REA grew 16% to $7.4 million in fiscal 2010 compared with 2009, resulting from a strong list of new titles released early in the year.

Sales in fiscal 2009 were $46.8 million, down 24% from the prior year.  Sales at Creative Homeowner decreased 49% in fiscal 2009 to $10.5 million compared to last year, reflecting the impact of ceasing its distribution service as well as the persistent weakness in the nation’s housing sector.  In November 2008, the Company announced that Creative Homeowner would cease its book distribution service, which was accomplished at the beginning of January 2009, allowing Creative Homeowner to focus on its core publishing business. Revenues for Dover decreased 11% to $29.9 million compared to fiscal 2008, while REA’s revenues were down 16%.  Both Dover and REA sales in fiscal 2009 were impacted by the weak economy and drop in consumer spending as well as reductions in inventory by the major book retailers.

Cost of Sales/Gross Profit

Cost of sales in the specialty publishing segment decreased 4% to $28.7 million compared to fiscal 2009, primarily due to the cost reductions initiated in fiscal 2009.  Cost of sales last year included $107,000 of severance-related restructuring costs.  During fiscal 2010, the Company continued to integrate functions across this segment and consolidated Creative Homeowner’s warehousing with the other publishing operations in order to reduce costs.  Gross profit as a percentage of sales increased to 37.7% from 36.2% in the prior year, primarily as a result of cost reduction measures undertaken.

In fiscal 2009, cost of sales in this segment decreased 23% to $29.9 million reflecting lower sales volume compared to the prior year as well as restructuring costs in 2009 related to employee severance of $107,000.  Gross profit as a percentage of sales for the segment was 36.2% compared to 36.8% in fiscal 2008 as the impact of lower sales volume was offset by cost savings initiatives, including cessation of Creative Homeowner’s distribution activities in January 2009.

Selling and Administrative Expenses

Selling and administrative expenses in the specialty publishing segment decreased 5% to $18.0 million compared to fiscal 2009, primarily due to the cost reductions initiated in fiscal 2009.

In fiscal 2009, selling and administrative expenses in this segment decreased 16% to $19.1 million in fiscal 2009 compared to the prior year.  The decline reflects reduced costs related to Creative Homeowner’s former distribution services as well as cost savings initiatives throughout the segment.  These savings were offset in part by severance costs of $377,000 related to centralizing back office and order fulfillment operations in the segment in order to reduce costs and improve efficiency.

Operating Loss

The operating loss for the specialty publishing segment was $0.7 million, compared with a loss of $2.2 million in fiscal 2009, which included approximately $500,000 of severance and other restructuring costs. This improvement reflects the benefit of the cost reductions, particularly at Creative Homeowner, combined with sales growth at REA and Dover.  Operating income at Dover and REA, which had increased by approximately $1.1 million, was more than offset by Creative Homeowner’s operating loss of $2.6 million.

For fiscal 2009, the operating loss for this segment was $2.2 million, compared to $106,000 in the prior year, with modest profitability at Dover and REA offset by a loss at Creative Homeowner of $3.0 million. Restructuring charges included in the segment’s operating loss were $0.5 million in 2009, primarily related to Creative Homeowner.  The operating loss in fiscal 2009 also reflects the drop in sales.

Total Consolidated Company

Interest expense, net of interest income, decreased to $611,000 in fiscal 2010 from $676,000 in fiscal 2009 due to lower interest rates and lower average borrowings.  In fiscal 2009, interest expense, net of interest income, decreased to $676,000 in fiscal 2009 from $1.1 million in fiscal 2008 primarily due to lower interest rates.  The Company entered into a four-year term loan in March 2010 providing up to $8 million to finance new digital print operation assets.  The following table summarizes the Company’s average borrowings and average annual interest rate under these arrangements for the past three fiscal years.

	(Dollars in millions)
	2010	2009	2008

Average debt	$16.5	$24.2	$24.8
Average annual interest rate	0.9%	1.5%	4.0%

Interest expense also includes commitment fees and other costs associated with maintaining this credit facility.  Interest capitalized in fiscal 2010 was $55,000, primarily related to the digital print operation.  Interest capitalized in fiscal 2008 was $123,000, related primarily to a new press at the Philadelphia facility.  No interest was capitalized in fiscal 2009.

The tax benefits in fiscal years 2010, 2009 and 2008 related to the impairment charges incurred in each year were recognized at approximately 35% as the Company provided valuation allowances on the related deferred state tax assets.  Excluding the impact of the impairment charges, the effective tax rate for fiscal 2010 was 37.8% compared to 33.9% in fiscal 2009, primarily due to a higher effective state tax rate.  Excluding the impact of the impairment charges, the effective tax rate for fiscal 2009 was 33.9% compared to 36.8% in fiscal 2008. The reduction in 2009 included a decrease in the federal statutory rate due to the lower earnings level, as well as a reduction in state taxes associated, in part, with the impact of changes in state tax legislation on deferred tax assets.

On November 8, 2007, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time at management’s discretion either through the open market or privately negotiated transactions. During fiscal 2008, the Board of Directors of the Company expanded the Company’s Share Repurchase Plan up to a total amount authorized under the plan of $20 million. Since the inception of the share repurchase program through September 27, 2008, the Company repurchased approximately 856,000 shares of common stock for approximately $19.6 million. No shares were repurchased in fiscal years 2009 or 2010.

For purposes of computing net income per diluted share, weighted average shares outstanding for fiscal 2010 increased by approximately 85,000, primarily due to shares issued under the Company’s stock plans. Weighted average shares outstanding for fiscal 2009 decreased by approximately 444,000 compared to the prior year, primarily because of the repurchase of approximately 856,000 shares during fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities in fiscal 2010 provided $34.2 million of cash compared to $34.8 million in fiscal 2009.  Net income of $7.1 million included the non-cash, after-tax impairment charge of $3.0 million.  In addition, stock-based compensation was $1.3 million, depreciation was $15.0 million, amortization of prepublication costs was $5.2 million, and amortization of other intangible assets was $0.5 million. Working capital used $0.7 million of cash in fiscal 2010.

Investment activities in fiscal 2010 used $35.1 million of cash, including $3.0 million for the acquisition of Highcrest Media. Capital expenditures were $28.4 million, compared with $10.1 million in fiscal 2009.  In April 2010, the Company ordered a fourth manroland press to expand four-color capacity in its Kendallville, Indiana facility. Spending in fiscal 2010 on this $17 million project was approximately $13 million.  Capital expenditures relating to the new digital print operation were approximately $12 million in fiscal 2010, including progress payments on a second HP press.  Both new presses are scheduled to be installed in the first quarter of fiscal 2011.  Taking into account remaining spending on these two press projects of approximately $8 million, capital expenditures for fiscal 2011 are expected to be between $16 and $18 million.  In fiscal 2010, proceeds of approximately $0.6 million were received on the disposition of assets, including equipment from the Book-mart Press manufacturing facility.

Prepublication costs in the specialty publishing segment in 2010 were $4.2 million compared to $4.8 million in the prior year. These costs are expected to be approximately $4 million in 2011.

Financing activities in fiscal 2010 provided $0.5 million of cash.  Cash dividends used $10.1 million and long-term debt increased by $10.1 million.  At September 25, 2010 and September 26, 2009, the Company had $17.1 million and $13.5 million, respectively, in borrowings under its $100 million long-term revolving credit facility, which bears interest at a floating rate not to exceed LIBOR plus 1.5%.  The interest rate under this facility was 0.8% at September 25, 2010.  On March 26, 2010, the Company entered into a four-year term loan providing up to $8 million to finance new digital print operation assets and provides a lien on the assets acquired with the proceeds.  At September 25, 2010, $6.6 million of debt was outstanding under this arrangement, with $2.7 million at a fixed annual interest rate of 3.9% and $3.9 million at a fixed annual interest rate of 3.6%.  The revolving credit facility, which matures in 2013, and the four-year term loan contain restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at September 25, 2010.  The revolving credit facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through fiscal 2011.

The following table summarizes the Company’s contractual obligations and commitments at September 25, 2010 to make future payments as well as its existing commercial commitments.  The amounts in the table do not include interest expense.  Purchase obligations represent commitments for capital expenditures.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Payments:	Total	1 Year	Years	Years	5 Years
Long-Term Debt	$23,698	$1,794	$20,758	$1,146	$—
Operating Leases	9,969	1,566	2,593	2,097	3,713
Purchase Obligations	3,235	3,235	—	—	—
Other Long-Term Liabilities	3,788	—	1,710	311	1,767
Total	$40,690	$6,595	$25,061	$3,554	$5,480

Long-term debt includes $17.1 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2013.

NEW ACCOUNTING PRONOUNCEMENTS

At the beginning of fiscal 2010, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) authoritative literature on business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, and the recognition of contingent purchase price consideration at fair value on the acquisition date. In addition, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The accounting treatment for taxes will be applicable to acquisitions that close both prior and subsequent to the adoption of this guidance. The Company has applied this standard to the acquisition of Highcrest Media, described in Note K. As a result of adopting this guidance, the Company expensed approximately $200,000 of transaction and relocation costs related to the acquisition and recorded contingent consideration of $1.2 million in the initial purchase price at its estimated fair value of $850,000.

In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets. The guidance amends the factors that should be considered in determining the useful life of a recognized intangible asset. Adoption of this guidance in the first quarter of 2010 did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued enhanced disclosure requirements for defined benefit pension and other postretirement benefit plan assets. The additional disclosures are intended to provide users of financial statements with an enhanced understanding of (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. As required, the Company complied with these disclosure requirements beginning in fiscal 2010.

RISKS

Our businesses operate in markets that are highly competitive, and the Company faces competition on the basis of price, product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.  Some of our competitors have greater sales, assets and financial resources than our Company and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies. These competitive pressures could affect prices or customers’ demand for our products, impacting both revenue and profit margins and/or resulting in a loss of customers and market share. The Company derived approximately 47% and 44% of its fiscal 2010 and 2009 revenues, respectively, from two major customers.  A significant reduction in order volumes or price levels from either of these customers could have a material adverse effect on the Company.

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

Goodwill and Other Intangibles.   Other intangibles include customer lists, which are amortized on a straight-line basis over periods ranging from five to ten years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed the annual impairment test at September 25, 2010, which resulted in no change to the nature or carrying amounts of its intangible assets in its book manufacturing segment.  However, the Company determined that the fair value of Creative Homeowner at the end of fiscal 2010 was below its carrying value and a pre-tax impairment charge of $4.7 million was recorded, which represented 100% of Creative Homeowner’s goodwill and other intangible assets as well as $0.5 million of prepublication costs.  In the second quarter of fiscal 2009, due to a decline in sales and profits at Dover, resulting from the continued downturn in the economic environment and in consumer spending, the Company performed an interim test of Dover’s goodwill.  As a result of the impairment test, the Company concluded that the carrying value of Dover’s goodwill exceeded its estimated fair value and recorded a pre-tax impairment charge of $15.6 million, representing 100% of Dover’s goodwill.  In the third quarter of fiscal 2008, the Company performed an interim impairment test for Creative Homeowner due to a precipitous decline in sales and profits at Creative Homeowner in the quarter.  As a result of the impairment tests, the Company concluded that the carrying value of Creative Homeowner’s goodwill and other intangible assets exceeded their estimated fair value. The total pre-tax impairment charge recorded in fiscal 2008 related to the goodwill, trade name, and customer list intangible assets of Creative

Homeowner was $23.6 million.  Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

Prepublication Costs.   The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over periods ranging from three to five years.  Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  Based upon this evaluation, adjustments may be required to amortization expense.  In fiscal 2010, an impairment charge was recorded for $0.5 million for underperforming titles at Creative Homeowner.

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands except per share data)

Fiscal 2010	First	Second	Third	Fourth

Operating Results:
Net sales	$63,104	$58,879	$64,919	$70,238
Gross profit	17,296	14,300	13,883	18,532
Impairment charge	—	—	—	(4,734)
Net income	2,784	1,435	1,770	1,125
Net income per diluted share	0.23	0.12	0.15	0.09
Dividends declared per share	0.21	0.21	0.21	0.21
Stock price per share:
Highest	15.47	17.51	18.41	16.69
Lowest	12.42	13.01	12.74	11.92

Fiscal 2009	First	Second	Third	Fourth

Operating Results:
Net sales	$59,647	$59,360	$61,390	$68,419
Gross profit	14,428	10,623	14,077	18,603
Impairment charge	—	(15,607)	—	—
Net income (loss)	703	(11,173)	1,612	5,717
Net income (loss) per diluted share	0.06	(0.94)	0.14	0.48
Dividends declared per share	0.21	0.21	0.21	0.21
Stock price per share:
Highest	20.37	17.90	17.40	17.43
Lowest	13.16	9.45	13.58	14.50

Diluted share amounts are based on weighted average shares outstanding.

Common shares of the Company are traded over-the-counter on the Nasdaq Global Select Market — symbol “CRRC.”

There were 1,022 stockholders of record as of September 25, 2010.

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING	REVENUES AND		AT END
	OF PERIOD	EXPENSES	DEDUCTIONS	OF PERIOD

Allowance for uncollectible accounts:

Fiscal year ended September 25, 2010	$1,600,000	$(32,000)	$600,000	$968,000

Fiscal year ended September 26, 2009	$1,611,000	$328,000	$339,000	$1,600,000

Fiscal year ended September 27, 2008	$1,531,000	$385,000	$305,000	$1,611,000

Returns allowance:

Fiscal year ended September 25, 2010	$1,945,000	$3,691,000	$3,528,000	$2,108,000

Fiscal year ended September 26, 2009	$2,605,000	$4,379,000	$5,039,000	$1,945,000

Fiscal year ended September 27, 2008	$1,684,000	$6,596,000	$5,675,000	$2,605,000

S-1