Form 10-Q
period 2010-12-25
COURIER CORP
filed 2011-02-03
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2011
Common Stock, $1 par value	12,080,390 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 25,	December 26,
	2010	2009

Net sales	$61,152	$63,104
Cost of sales	45,847	45,808

Gross profit	15,305	17,296

Selling and administrative expenses	12,522	12,651

Operating income	2,783	4,645

Interest expense, net	203	118

Pretax income	2,580	4,527

Income tax provision (Note C)	924	1,743

Net income	$1,656	$2,784

Net income per share (Note E):

Basic	$0.14	$0.23

Diluted	$0.14	$0.23

Cash dividends declared per share	$0.21	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 25,	September 25,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$78	$107
Investments	1,177	1,090
Accounts receivable, less allowance for uncollectible accounts of $958 at December 25, 2010 and $968 at September 25, 2010	32,756	35,123
Inventories (Note B)	40,855	39,933
Deferred income taxes	4,099	4,109
Other current assets	1,686	2,388

Total current assets	80,651	82,750

Property, plant and equipment, less accumulated depreciation: $170,659 at December 25, 2010 and $166,528 at September 25, 2010	102,658	103,009

Goodwill (Note A)	24,697	24,697

Other intangibles, net (Note A)	2,610	2,712

Prepublication costs, net (Note A)	7,715	7,734

Other assets	1,291	1,292

Total assets	$219,622	$222,194

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 25,	September 25,
	2010	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,796	$1,794
Accounts payable	10,273	14,399
Accrued payroll	6,519	8,792
Accrued taxes	877	617
Other current liabilities	8,210	6,566

Total current liabilities	27,675	32,168

Long-term debt	25,057	21,904
Deferred income taxes	1,233	1,385
Other liabilities	3,287	3,788

Total liabilities	57,252	59,245

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,057,000 at December 25, 2010 and September 25, 2010	12,057	12,057
Additional paid-in capital	18,058	17,762
Retained earnings	132,953	133,828
Accumulated other comprehensive loss	(698)	(698)

Total stockholders’ equity	162,370	162,949

Total liabilities and stockholders’ equity	$219,622	$222,194

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 25,	December 26,
	2010	2009

Operating Activities:
Net income	$1,656	$2,784
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,410	5,130
Stock-based compensation	338	349
Deferred income taxes	(142)	124
Gain on disposition of assets	—	(183)
Changes in assets and liabilities:
Accounts receivable	2,367	(13)
Inventory	(922)	233
Accounts payable	(4,126)	(866)
Accrued taxes	260	(690)
Other elements of working capital	73	2,719
Other long-term, net	(552)	(469)

Cash provided from operating activities	4,362	9,118

Investment Activities:
Capital expenditures	(3,780)	(1,020)
Prepublication costs	(1,148)	(1,036)
Proceeds from disposition of assets	—	590
Short-term investments	(87)	(63)

Cash used for investment activities	(5,015)	(1,529)

Financing Activities:
Long-term debt borrowings (repayments)	3,155	(5,082)
Cash dividends	(2,531)	(2,511)

Cash provided from (used for) financing activities	624	(7,593)

Decrease in cash and cash equivalents	(29)	(4)

Cash and cash equivalents at the beginning of the period	107	492

Cash and cash equivalents at the end of the period	$78	$488

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of December 25, 2010, and the consolidated condensed statements of operations and statements of cash flows for the three-month periods ended December 25, 2010 and December 26, 2009 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 25, 2010 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended September 25, 2010.

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period presented.  “Other intangibles” includes customer lists related to Moore-Langen Printing Company, Inc. (“Moore Langen”) as well as customer lists and technology related to Highcrest Media LLC (“Highcrest Media”), which are being amortized over 10-year and 5-year periods, respectively.  Amortization expense related to customer lists and technology was approximately $102,000 and $50,000 in the first quarters of fiscal 2011 and 2010, respectively.

Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of impairment charges.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets and goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3 — see Note G).  At December 25, 2010 and September 25, 2010, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 53% and 54% of the Company’s inventories at December 25, 2010 and September 25, 2010, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 25, 2010	September 25, 2010
Raw materials	$5,276	$5,557
Work in process	10,218	9,371
Finished goods	25,361	25,005
Total	$40,855	$39,933

C.            INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 25, 2010		December 26, 2009
Federal taxes at statutory rates	$903	35.0%	$1,584	35.0%
State taxes, net of federal tax benefit	113	4.4	227	5.0
Federal manufacturer’s deduction	(88)	(3.4)	(79)	(1.7)
Other	(4)	(0.2)	11	0.2
Total	$924	35.8%	$1,743	38.5%

D.            BUSINESS SEGMENTS

The Company has two business segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. In January 2010, the Company acquired Highcrest Media, which has been included in the book manufacturing segment (see Note G).  The specialty publishing segment consists of Dover Publications, Inc., Federal Marketing Corporation, Inc., d/b/a Creative Homeowner, and Research & Education Association, Inc.

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

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides segment information for the three-month periods ended December 25, 2010 and December 26, 2009.

	(000’s Omitted)
	Three Months Ended
	December 25, 2010	December 26, 2009
Net sales:
Book manufacturing	$53,043	$54,841
Specialty publishing	10,752	11,561
Elimination of intersegment sales	(2,643)	(3,298)
Total	$61,152	$63,104

Pretax income:
Book manufacturing operating income	$3,841	$5,701
Specialty publishing operating loss	(809)	(514)
Stock-based compensation	(338)	(349)
Elimination of intersegment profit	89	(193)
Interest expense, net	(203)	(118)
Total	$2,580	$4,527

E.         NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 25, 2010	December 26, 2009

Weighted average shares for basic	11,961	11,892
Effect of potentially dilutive shares	27	17
Weighted average shares for diluted	11,988	11,909

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarters of fiscal 2011 and 2010 was $338,000 and $349,000, respectively.  The related tax benefit recognized in the first quarters of fiscal 2011 and 2010 was $121,000 and $125,000, respectively.  Unrecognized stock-based compensation cost at December 25, 2010 was $2.1 million, to be recognized over a weighted-average period of 2.5 years.

Stock Incentive Plan: The Company’s Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”) provides for the granting of stock options and stock grants up to a total of 2,064,375 shares.  Under the plan provisions, both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees.  The option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees. Stock options and stock grants generally vest over 3 years.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

There was no stock option activity under this plan in the first quarter of fiscal 2011.  There were 518,437 option shares outstanding at December 25, 2010 with a weighted average exercise price of $21.94, a weighted average remaining term of 3.1 years, and an aggregate intrinsic value of approximately $179,000. Of these option shares, 257,389 were exercisable at December 25, 2010 with a weighted average exercise price of $28.38, a weighted average remaining term of 2.0 years, and no aggregate intrinsic value.  During the first quarter of fiscal 2011, no stock grants had vested. At December 25, 2010, there were 83,274 non-vested stock grants outstanding with a weighted-average fair value of $16.78. There were 108,010 shares available for future grants under this plan at December 25, 2010.

On January 18, 2011, stockholders approved adoption of the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”), which will replace the 1993 Plan and provides for the granting of stock options and stock grants up to a total of 600,000 shares.

Directors’ Option Plans: In January 2010, stockholders approved the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”).  Under the plan provisions, stock grants as well as non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors up to a total of 300,000 shares.  The 2010 Plan replaced the previous non-employee directors’ plan, which had been adopted in 2005 (the “2005 Plan”). No further options will be granted under the 2005 Plan.  Under the 2010 Plan, the option price per share is the fair market value of stock at the time the option is granted and options have a term of five years. Stock options and stock grants generally vest over three years.

There was no stock option activity under these plans in the first quarter of fiscal 2011.  At December 25, 2010, 206,866 option shares were outstanding with a weighted average exercise price of $24.39, a weighted average remaining term of 2.3 years and an aggregate intrinsic value of approximately $115,000.  Of these option shares, 153,687 were exercisable with a weighted average exercise price of $28.08, a weighted average remaining term of 1.7 years and an aggregate intrinsic value of approximately $18,000.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; no such shares were issued in the first quarter of fiscal 2011.  At December 25, 2010, there were 221,236 shares available for future grants under the 2010 Plan.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 637,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During the first quarter of fiscal 2011, no shares were issued under the ESPP. At December 25, 2010, there were 272,503 shares available for future issuances.

G.        BUSINESS ACQUISITION

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

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The purchase price allocation was as follows:

(000’s Omitted)

Accounts receivable	$379
Inventories	41
Machinery, equipment and other long-term assets	272
Amortizable intangibles	1,930
Goodwill	1,517
Accounts payable and accrued liabilities	(289)
Fair value of contingent “earn out” consideration	(850)
Net cash paid	$3,000

The future earn out potential payments were valued at acquisition at $850,000 using a probability weighted discounted cash flow model (Level 3 in the hierarchy) and may be paid out over three years based on achieving certain revenue targets. A fair value assessment of the contingent earn out consideration payable was performed at December 25, 2010 resulting in recognition of $60,000 of expense in the first quarter of fiscal 2011 and a liability of $980,000 at December 25, 2010.

H.        SUBSEQUENT EVENTS

On February 3, 2011, the Company announced that it is considering closing its manufacturing plant in Stoughton, Massachusetts, due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specializes. The Company is soliciting input from the union that represents many of the plant employees to ensure that employees’ interests are represented as it works toward a final decision on the matter, which is expected by the end of February 2011.  This one-color plant is the smallest and least versatile of the Company’s six manufacturing facilities, and has seen its volume decline in recent years as customers have increasingly turned to shorter print runs and more efficient short-run alternatives such as digital printing, in which the Company has invested heavily in the past year.

On January 31, 2011, one of the Company’s specialty publishing segment customers, Borders Group, Inc. (“Borders”), issued a press release announcing that they will delay payments to vendors, landlords and other parties in order to maintain liquidity while they seek to complete a refinancing or restructuring of their existing credit facilities and other obligations. The Company’s current accounts receivable from Borders is approximately $750,000, and as of the issuance of these consolidated financial statements, the Company has seen no disruption in Borders’ payment practices. The Company believes, as of the date of this filing, that its allowance for uncollectible accounts at December 25, 2010 is adequate and no additional provision is required as of that date. The Company continues to closely monitor this situation and if Borders’ financial condition were to further deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates:

The Company’s consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  On an ongoing basis, management evaluates its estimates and judgments, including those related to collectibility of accounts receivable, recovery of inventories, impairment of goodwill and other intangibles, and prepublication costs.  Management bases its estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Actual results may differ from these estimates.  The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

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

Goodwill and Other Intangibles.  Other intangibles include customer lists, which are amortized on a straight-line basis over periods ranging from five to ten years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 25, 2010, which resulted in no change to the nature or carrying amounts of its intangible assets in its book manufacturing segment.  However, the Company determined that the fair value of Creative Homeowner at the end of fiscal 2010 was below its carrying value and a pre-tax impairment charge of $4.7 million was recorded, which represented 100% of Creative Homeowner’s goodwill and other intangible assets as well as $0.5 million of prepublication costs.  Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production, through storage and distribution, as well as state-of-the-art digital print capabilities.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, as well as professionals.  Creative Homeowner publishes books on home design, decorating, landscaping, and gardening, and sells home plans.

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 25, 2010	December 26, 2009	% Change

Net sales	$61,152	$63,104	-3%
Cost of sales	45,847	45,808	—
Gross profit	15,305	17,296	-12%
As a percentage of sales	25.0%	27.4%

Selling and administrative expenses	12,522	12,651	-1%
Operating income	2,783	4,645	-40%
Interest expense, net	203	118	72%
Pretax income	2,580	4,527	-43%
Provision for income taxes	924	1,743	-47%
Net income	$1,656	$2,784	-41%

Net income per diluted share	$0.14	$0.23	-39%

Revenues in the first quarter of fiscal 2011 were $61.2 million, 3% lower than the same period last year.  Book manufacturing segment revenues decreased by 3% to $53.0 million, largely due to the timing of orders in the religious market. In the specialty publishing segment, revenues of $10.8 million were down 7% from the first quarter of last year with lower sales at Dover and REA offset in part by 7% sales growth at Creative Homeowner.

Net income for the quarter was $1.7 million, compared to $2.8 million in the first three months of fiscal 2010, with results off in both of the Company’s business segments.  Results in the first quarter reflect the Company’s history of quarter-to-quarter fluctuations in the timing of orders as well as continued competitive pricing pressure and reduced demand for one-color books.

Business Acquisition

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamlines the production of customized textbooks for use in colleges, universities and businesses.  The acquisition has also complemented the Company’s investment during fiscal years 2010 and 2011 in digital printing technology. The $3 million cash acquisition, which has additional future “earn out” potential payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 25, 2010	December 26, 2009	% Change

Net sales	$53,043	$54,841	-3%
Cost of sales	41,654	41,766	—
Gross profit	11,389	13,075	-13%
As a percentage of sales	21.5%	23.8%

Selling and administrative expenses	7,548	7,374	2%
Operating income	$3,841	$5,701	-33%

Within the book manufacturing segment, the Company focuses on three key markets: education, religious and specialty trade.  In the first quarter of fiscal 2011, sales to the education market rose 4% to $21 million, primarily from sales of four-color textbooks to colleges and universities. This improvement included sales growth from the Company’s new digital print capability and from the acquisition of Highcrest Media.  Sales of elementary and high school books declined in the first quarter compared to the same period last year reflecting continued budget pressures on school systems nationwide.  Sales to the religious market were down 22% to $14 million compared to the prior year’s first quarter, reflecting both the timing of orders from the Company’s largest religious customer and prior-year comparison to one of its strongest quarters in decades. During the first quarter of fiscal 2011, the Company entered into a multi-year agreement with its largest religious customer, a leading global missionary organization, which provides incentives for additional growth.  Sales to the specialty trade market grew 4% to $16 million compared with the first quarter of fiscal 2010, with growth in four-color sales as well as new digital print opportunities. The improved efficiency in short-run production with digital print capability has led to an increasing flow of orders from education and trade publishers, including the Company’s specialty publishing segment, as publishers reduce inventories or bring older titles back into print.

Cost of sales in the book manufacturing segment decreased only slightly in the first quarter compared to the same period last year, despite the 3% decline in sales, reflecting lower traditional one-color capacity utilization.  Gross profit decreased by 13% to $11.4 million for the quarter, and as a percentage of sales, was 21.5% compared to 23.8% in last year’s first quarter.  The decline in gross profit reflects the lower sales volume and continued industry-wide competitive pricing pressures.

In October 2010, a second HP digital inkjet press was installed which provided needed capacity for demand of four-color custom textbooks and one-color trade books.  In addition, at the end of the first quarter, installation was completed on a fourth high-speed four-color manroland press at the Company’s Kendallville, Indiana facility.  Both presses experienced smooth startups during the quarter.  In January 2011, the Company signed a multi-year book manufacturing agreement with Pearson Education, the world’s largest educational publisher. This agreement reflects the value of the Company’s investments in digital inkjet technology and continued expansion of its four-color capacity.  A third HP digital press is scheduled to be installed during the Company’s third quarter in order to meet expected growth in demand during the upcoming textbook season.

Selling and administrative expenses for the segment increased 2% in the first quarter to $7.5 million compared to the same period last year, primarily due to the new digital print facility.

First quarter operating income in this segment decreased 33% to $3.8 million, compared to the same period last year, reflecting the reduction in sales to the religious market during the quarter as well as lower one-color capacity utilization and continued industry-wide pricing pressures.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 25, 2010	December 26, 2009	% Change

Net sales	$10,752	$11,561	-7%
Cost of sales	6,926	7,148	-3%
Gross profit	3,826	4,413	-13%
As a percentage of sales	35.6%	38.2%

Selling and administrative expenses	4,635	4,927	-6%
Operating loss	$(809)	$(514)

The Company’s specialty publishing segment reported first quarter sales of $10.8 million, down 7% from last year’s first quarter.  Sales were down 3% at Dover to $8.2 million while sales at REA decreased 31% to $1.3 million compared to last year’s first quarter.  The decline in REA’s sales reflects an exceptionally strong first quarter in the prior year due to both a major product launch and a chain-wide merchandising order at a large nationwide bookseller.  Retail sell-through of REA’s products was up in the first quarter of fiscal 2011. Sales at Creative Homeowner grew 7% to $1.3 million, reflecting improving home-center book sales.

Cost of sales in the specialty publishing segment decreased 3% to $6.9 million for the first three months of fiscal 2011 compared to the same period last year, reflecting lower sales and the improved cost structure in the segment.  Gross profit decreased 13% to $3.8 million in the quarter and, as a percentage of sales, decreased to 35.6% from 38.2% in the corresponding period last year, due to the decline in sales volume at Dover and REA.

Selling and administrative expenses in this segment decreased 6% to $4.6 million in the first quarter compared to the same period last year, reflecting cost reductions achieved by prior year initiatives, which included centralizing back office operations.

The operating loss for the specialty publishing segment for the first quarter was $0.8 million, compared to an operating loss of $0.5 million in last year’s first quarter, reflecting the impact of the lower sales at Dover and REA.  Creative Homeowner’s operating loss in the quarter was $0.7 million, an improvement of $0.5 million compared to the first three months of last year.

Total Consolidated Company

Interest expense, net of interest income, was $203,000 in the first quarter of fiscal 2011, compared to $118,000 of net interest expense in the first three months of last year.  Average debt under the revolving credit facility in the first quarter of fiscal 2011 was approximately $20.7 million at an average annual interest rate of 0.8%, generating interest expense of approximately $39,000.  Average debt under the revolving credit facility in the first quarter of last year was approximately $11.9 million at an average annual interest rate of 0.7%, generating interest expense of approximately $22,000.  Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.  In addition, the Company entered into a four-year term loan in March 2010 providing up to $8 million to finance the purchase of digital print assets.  At December 25, 2010, $6.1 million was borrowed under this term loan, which added $53,000 of interest expense in the first quarter.  Interest capitalized in the first quarter of fiscal 2011 was approximately $26,000; no interest was capitalized in the first three months of fiscal 2010.

The Company’s effective tax rate for the first quarter of fiscal 2011 was 35.8% compared to 38.5% for the same period last year reflecting an increased benefit from the Federal manufacturer’s deduction.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 79,000 shares from last year’s first quarter, reflecting shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first three months of fiscal 2011, operations provided $4.4 million of cash, compared to $9.1 million in the first quarter of last year.  Net income was $1.7 million and depreciation and amortization were $5.4 million.  An increase in working capital used $2.3 million of cash in the first quarter of fiscal 2011.

Investment activities in the first quarter of fiscal 2011 used $5.0 million of cash. Capital expenditures were $3.8 million, primarily related to the Company’s investment in a second HP digital inkjet press at its North Chelmsford, Massachusetts facility and its fourth four-color manroland press at the Kendallville, Indiana facility.  For the entire fiscal year, capital expenditures are expected to be approximately $23 to $25 million, including installation of a third HP digital inkjet press scheduled for the third quarter.  Prepublication costs were $1.1 million, comparable to the first three months of last year.  For the full fiscal year, prepublication costs are projected to be approximately $4 million.

Financing activities for the first three months of fiscal 2011 provided approximately $0.6 million of cash.  Cash dividends of $2.5 million were paid and borrowings increased by $3.2 million during the first quarter of fiscal 2011.  At December 25, 2010, borrowings under a term loan used to finance the purchase of the Company’s new digital print assets were $6.1 million, with $2.5 million at a fixed annual interest rate of 3.9% and $3.6 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At December 25, 2010, the Company had $20.7 million in borrowings under this facility at an interest rate of 0.8%.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at December 25, 2010.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2011.

The following table summarizes the Company’s contractual obligations and commitments at December 25, 2010 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
Contractual Payments:	Total	1 Year	Years	Years	5 Years
Long-Term Debt (2)	$26,853	$1,796	$24,396	$661	$—
Operating Leases (3)	9,969	1,566	2,593	2,097	3,713
Purchase Obligations (4)	864	864	—	—	—
Other Long-Term Liabilities	3,287	—	1,088	311	1,888
Total	$40,973	$4,226	$28,077	$3,069	$5,601

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2013.

(3) Represents amounts at September 25, 2010.

(4) Represents capital commitments.

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

Item 3.                                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 25, 2010.

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

A reduction in orders from, or the loss of, any of our significant customers may adversely impact our operating results.

We derived approximately 47% and 44% of our fiscal 2010 and 2009 revenues, respectively, from two major customers.  We expect similar concentrations in fiscal 2011.  We do business with these customers on a purchase order basis and they are not bound to purchase at particular volume levels.  As a result, any of these customers could determine to reduce their order volume with us.  A significant reduction in order volumes from, or the loss of, either of these customers could have a material adverse effect on our results of operations and financial condition.

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

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets, or other long-lived assets.

We perform an annual assessment for impairment of goodwill and other intangible assets, as well as other long-lived assets, at the end of our fiscal year or whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill and non-cash charges.  Any impairment charge could have a significant negative effect on our reported results of operations.  For example, in the fourth quarter of fiscal 2010, due to the reduction in revenue and operating results at Creative Homeowner, we impaired our remaining goodwill and other intangible assets, as well as $0.5 million of prepublication costs, resulting in a non-cash impairment charge of $4.7 million.

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

Over the past several years, we have completed four acquisitions, including Highcrest Media in fiscal 2010, Moore Langen and Creative Homeowner in fiscal 2006, and REA in fiscal 2004, and may continue to make acquisitions in the future.  We believe that these acquisitions provide strategic growth opportunities for us.  Achieving the anticipated benefits of these acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner.  The challenges involved in successfully integrating acquisitions include:

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Removed and Reserved

Item 5.                    Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.                    Exhibits

Exhibit No.	Description
10.1	Courier Corporation 2011 Stock Option and Incentive Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement, as filed on December 3, 2010, and incorporated herein by reference).

10.2*	Form of Incentive Stock Option Agreement for the Courier Corporation 2011 Stock Option and Incentive Plan.

10.3*	Form of Non-Qualified Stock Option Agreement for the Courier Corporation 2011 Stock Option and Incentive Plan.

10.4*	Form of Stock Grant Agreement for the Courier Corporation 2011 Stock Option and Incentive Plan.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

*            Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

February 3, 2011	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

February 3, 2011	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and Chief Financial Officer

February 3, 2011	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description
10.1	Courier Corporation 2011 Stock Option and Incentive Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement, as filed on December 3, 2010, and incorporated herein by reference).

10.2*	Form of Incentive Stock Option Agreement for the Courier Corporation 2011 Stock Option and Incentive Plan.

10.3*	Form of Non-Qualified Stock Option Agreement for the Courier Corporation 2011 Stock Option and Incentive Plan.

10.4*	Form of Stock Grant Agreement for the Courier Corporation 2011 Stock Option and Incentive Plan.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

*            Filed herewith.

**     Furnished herewith.