Form 10-Q
period 2011-03-26
COURIER CORP
filed 2011-05-04
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any,every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of  this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $1 par value	12,098,479 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010

Net sales	$62,662	$58,879	$123,814	$121,983
Cost of sales (Note H)	57,488	44,579	103,335	90,387

Gross profit	5,174	14,300	20,479	31,596

Selling and administrative expenses (Note H)	12,589	11,846	25,111	24,497

Operating income (loss)	(7,415)	2,454	(4,632)	7,099

Interest expense, net	248	119	451	237

Pretax income (loss)	(7,663)	2,335	(5,083)	6,862

Income tax provision (benefit) (Note C)	(2,856)	900	(1,932)	2,643

Net income (loss)	$(4,807)	$1,435	$(3,151)	$4,219

Net income (loss) per share (Note E):

Basic	$(0.40)	$0.12	$(0.26)	$0.35

Diluted	$(0.40)	$0.12	$(0.26)	$0.35

Cash dividends declared per share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 26,	September 25,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$453	$107
Investments	1,218	1,090
Accounts receivable, less allowance for uncollectible accounts of $1,838 at March 26, 2011 and $968 at September 25, 2010	33,683	35,123
Inventories (Note B)	38,330	39,933
Deferred income taxes	4,734	4,109
Recoverable income taxes	5,360	1,257
Other current assets	1,644	1,131

Total current assets	85,422	82,750

Property, plant and equipment, less accumulated depreciation of $175,525 at March 26, 2011 and $166,528 at September 25, 2010	100,078	103,009

Goodwill (Note A)	24,697	24,697

Other intangibles, net (Note A)	2,507	2,712

Prepublication costs, net (Note A)	7,565	7,734

Other assets	1,283	1,292

Total assets	$221,552	$222,194

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 26,	September 25,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,787	$1,794
Accounts payable	13,664	14,399
Accrued payroll	6,973	8,792
Accrued taxes	1,083	617
Other current liabilities	9,798	6,566

Total current liabilities	33,305	32,168

Long-term debt	23,673	21,904
Deferred income taxes	1,576	1,385
Other liabilities	7,410	3,788

Total liabilities	65,964	59,245

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,098,000 at March 26, 2011 and 12,057,000 at September 25, 2010	12,098	12,057
Additional paid-in capital	18,580	17,762
Retained earnings	125,608	133,828
Accumulated other comprehensive loss	(698)	(698)

Total stockholders’ equity	155,588	162,949

Total liabilities and stockholders’ equity	$221,552	$222,194

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 26,	March 27,
	2011	2010
Operating Activities:
Net income (loss)	$(3,151)	$4,219
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	11,575	10,348
Stock-based compensation	706	683
Deferred income taxes	(434)	317
Gain on disposition of assets	—	(183)
Changes in assets and liabilities:
Accounts receivable	1,440	2,996
Inventory	1,603	(3,224)
Accounts payable	(735)	37
Accrued and recoverable taxes	(3,637)	(3,081)
Other elements of working capital	900	1,922
Other long-term, net	3,549	(299)

Cash provided from operating activities	11,816	13,735

Investment Activities:
Capital expenditures	(6,079)	(2,864)
Acquisition (Note G)	—	(3,000)
Prepublication costs	(2,175)	(2,102)
Proceeds on disposition of assets	—	590
Short-term investments	(128)	(100)

Cash used for investment activities	(8,382)	(7,476)

Financing Activities:
Long-term debt borrowings (repayments)	1,762	(1,873)
Cash dividends	(5,069)	(5,026)
Proceeds from stock plans	219	241

Cash used for financing activities	(3,088)	(6,658)

Increase (decrease) in cash and cash equivalents	346	(399)

Cash and cash equivalents at the beginning of the period	107	492

Cash and cash equivalents at the end of the period	$453	$93

Supplemental disclosure of noncash investing activities:
Contingent consideration (Note G)	—	$850

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of March 26, 2011, and the consolidated condensed statements of operations for the three-month and six-month periods ended March 26, 2011 and March 27, 2010, and the statements of cash flows for the six-month periods ended March 26, 2011 and March 27, 2010 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. “Other intangibles” includes customer lists related to Moore-Langen Printing Company, Inc. (“Moore Langen”) as well as customer lists and technology related to Highcrest Media LLC (“Highcrest Media”), which are being amortized over 10-year and 5-year periods, respectively.  Amortization expense related to customer lists and technology was approximately $100,000 and $130,000 in the second quarters of fiscal 2011 and 2010, respectively. For the first six months, amortization expense was approximately $200,000 and $180,000 in fiscal years 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3 — see Note G).  At March 26, 2011 and September 25, 2010, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method for approximately 52% and 54% of the Company’s inventories at March 26, 2011 and September 25, 2010, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (“FIFO”) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 26, 2011	September 25, 2010
Raw materials	$4,950	$5,557
Work in process	9,248	9,371
Finished goods	24,132	25,005
Total	$38,330	$39,933

C.            INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Quarter Ended
	March 26, 2011		March 27, 2010
Federal taxes at statutory rates	$(2,682)	35.0%	$817	35.0%
State taxes, net of federal tax benefit	(491)	6.4	121	5.2
Federal manufacturer’s deduction	303	(4.0)	(45)	(1.9)
Other	14	(0.2)	7	0.3
Total	$(2,856)	37.3%	$900	38.5%

	(000’s Omitted)
	Six Months Ended
	March 26, 2011		March 27, 2010
Federal taxes at statutory rates	$(1,779)	35.0%	$2,402	35.0%
State taxes, net of federal tax benefit	(378)	7.4	348	5.1
Federal manufacturer’s deduction	215	(4.2)	(124)	(1.8)
Other	10	(0.2)	17	0.2
Total	$(1,932)	38.0%	$2,643	38.5%

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

The following table provides segment information for the three-month and six-month periods ended March 26, 2011 and March 27, 2010.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010
Net sales:
Book manufacturing	$55,587	$49,980	$108,630	$104,821
Specialty publishing	10,136	11,721	20,888	23,282
Elimination of intersegment sales	(3,061)	(2,822)	(5,704)	(6,120)
Total	$62,662	$58,879	$123,814	$121,983

Pretax income (loss):
Book manufacturing operating income (loss)	$(5,092)	$2,796	$(1,251)	$8,497
Specialty publishing operating income (loss)	(1,986)	13	(2,795)	(501)
Stock-based compensation	(368)	(334)	(706)	(683)
Elimination of intersegment profit	31	(21)	120	(214)
Interest expense, net	(248)	(119)	(451)	(237)
Total	$(7,663)	$2,335	$(5,083)	$6,862

E.         NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans. In the second quarter and first six months of fiscal 2011, approximately 37,000 and 31,000 potentially dilutive shares, respectively, were excluded due to the Company incurring a loss in those periods.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010

Average shares outstanding for basic	11,978	11,910	11,969	11,901
Effect of potentially dilutive shares	—	31	—	24
Average shares outstanding for diluted	11,978	11,941	11,969	11,925

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the second quarters of fiscal 2011 and 2010 was $368,000 and $334,000, respectively.  The related tax benefit recognized in the second quarters of fiscal 2011 and 2010 was $132,000 and $120,000, respectively.  For the first six months of fiscal 2011 and 2010, stock-based compensation was $706,000 and $683,000, respectively, and the related tax benefit recognized was $253,000 and $244,000, respectively.  Unrecognized stock-based compensation cost at March 26, 2011 was $2.3 million, to be recognized over a weighted-average period of 2.1 years.

Stock Incentive Plan: In January 2011, stockholders approved the adoption of the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”).  Under the plan provisions, stock grants as well as both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees up to a total of 600,000 shares.  The 2011 Plan replaced the Company’s Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”).  No further options will be granted under the 1993 Plan.  Under the 2011 Plan, the option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees. Stock options and stock grants generally vest over three years.

The following is a summary of option activity under the 2011 Plan and the 1993 Plan in the first six months of fiscal 2011:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 25, 2010	518,437	$21.94
Expired	(500)	37.09
Outstanding at March 26, 2011	517,937	$21.92	2.9	$1,231

Exercisable at March 26, 2011	258,409	$28.28	1.8
Available for future grants	600,000

During the second quarter of fiscal 2011, 1,000 stock grants vested with a weighted-average fair value of $38.44 per share. At March 26, 2011, there were 82,274 non-vested stock grants outstanding with a weighted-average fair value of $16.51.

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

During the second quarter of fiscal 2011, 43,477 options were granted under the 2010 Plan.  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.  The key assumptions used to value the options granted were a risk-free interest rate of 2.0%, expected volatility of 48%, a dividend yield of 5.7%, and an expected life of five years, resulting in a weighted average fair value of $3.98 per share.

The following is a summary of option activity under the 2010 Plan and the 2005 Plan in the first six months of fiscal 2011:

		Weighted Average		Aggregate
	Option Shares	Exercise Price	Remaining Term (yrs)	Intrinsic Value
Outstanding at September 25, 2010	206,866	$24.39
Granted	43,477	14.76
Expired	(49,572)	32.89
Outstanding at March 26, 2011	200,771	$20.20	3.1	$14,358

Exercisable at March 26, 2011	121,846	$24.04	2.2
Available for future grants	154,472

During the second quarter of fiscal 2011, 11,767 stock awards were granted to non-employee directors with a weighted-average fair value of $14.76 per share.  During the second quarter of fiscal 2011, 4,396 stock grants vested with a weighted-average fair value of $13.71 per share. At March 26, 2011, there were 20,552 non-vested stock grants outstanding with a weighted-average fair value of $14.31. Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 11,520 such shares were issued in the second quarter of fiscal 2011.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 637,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During the second quarter of fiscal 2011, 18,089 shares were issued under the ESPP at a price of $12.13 per share. At March 26, 2011, there were 254,414 shares available for future issuances.

G.            BUSINESS ACQUISITION

On January 15, 2010, the Company acquired the assets of Highcrest Media, a Massachusetts-based provider of solutions that streamline the production of customized textbooks and other materials for use in colleges, universities and businesses.  The $3 million cash acquisition, which also had additional future “earn out” potential payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

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

The future earn out potential payments were valued at acquisition at $850,000 using a probability weighted discounted cash flow model (Level 3 in the hierarchy) and may be paid out over three years based on achieving certain revenue targets. A fair value assessment of the contingent earn out consideration payable was performed at March 26, 2011 resulting in recognition of $20,000 of expense in the second quarter and totaling $80,000 for the first six months of fiscal 2011.  The first year’s revenue target was achieved and a resulting $400,000 payment was made in the second quarter of fiscal 2011, leaving a liability of $600,000 at March 26, 2011.

H.            Restructuring Costs

In the second quarter of fiscal 2011, the Company recorded restructuring costs of $7.5 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.1 million for lease termination and other facility closure costs.  Of the total $7.5 million of restructuring costs in the book manufacturing segment, $7.1 million was included in cost of sales and $0.4 million was included in selling and administrative expenses. Annual savings from this plant closure are projected to be approximately $4.5 million. The Company anticipates that payments of approximately $3 million associated with closing the Stoughton facility will be made by the end of fiscal 2011.  The remaining payments will be made over periods ranging from 4 years for the building lease obligation to 20 years for the liability related to the multi-employer pension plan.  At March 26, 2011, approximately $3.0 million of the restructuring payments were included in “Other current liabilities” and $3.9 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two business segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production, through storage and distribution, as well as state-of-the-art digital print capabilities.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for students from elementary school to college as well as professionals seeking advanced education or career certification.  Creative Homeowner publishes books on home design, decorating, landscaping, and gardening, and sells home plans.

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Quarter Ended			Six Months Ended
	March 26, 2011	March 27, 2010	% Change	March 26, 2011	March 27, 2010	% Change

Net sales	$62,662	$58,879	6.4%	$123,814	$121,983	1.5%
Cost of sales	57,488	44,579	29.0%	103,335	90,387	14.3%
Gross profit	5,174	14,300	-63.8%	20,479	31,596	-35.2%
As a percentage of sales	8.3%	24.3%		16.5%	25.9%
Selling and administrative expenses	12,589	11,846	6.3%	25,111	24,497	2.5%
Operating income (loss)	(7,415)	2,454		(4,632)	7,099
Interest expense, net	248	119	108.4%	451	237	90.3%
Pretax income (loss)	(7,663)	2,335		(5,083)	6,862
Income tax provision (benefit)	(2,856)	900		(1,932)	2,643
Net income (loss)	$(4,807)	$1,435		$(3,151)	$4,219
Net income (loss) per diluted share	$(0.40)	$0.12		$(0.26)	$0.35

Revenues in the second quarter of fiscal 2011 were $62.7 million, 6% higher than the same period last year, while revenues for the first half of the year increased 2% to $123.8 million.  Book manufacturing segment revenues in the second quarter increased by 11% to $55.6 million compared to the same period last year, primarily from sales growth in the religious market.  For the first six months of fiscal 2011, book manufacturing segment sales increased by 4% to $108.6 million compared to the first half of fiscal 2010, reflecting continued growth in the four-color college textbook market as well as higher religious sales. In the specialty publishing segment, revenues were $10.1 million in the second quarter and $20.9 million for the first six months, down 14% and 10%, respectively, compared with the corresponding periods last year. In February 2011, Borders Group, Inc. (“Borders”) filed for Chapter 11 bankruptcy protection, which impacted sales in both of the Company’s business segments.  The Company expects that the Borders bankruptcy will continue to negatively impact sales for at least the remainder of its fiscal year, as the proposed Borders restructuring plan contemplates a smaller store network.  The Company will continue to closely monitor the Borders situation.

Net loss was $4.8 million and $3.2 million for the second quarter and first six months of fiscal 2011, respectively.  These results included pre-tax restructuring costs of $7.5 million, or $.39 per diluted share, associated with closing the Company’s smallest and least versatile manufacturing facility located in Stoughton, Massachusetts.  Results for the second quarter and first half of fiscal 2011 also included a bad-debt provision of $750,000 related to the Borders bankruptcy, fully reserving against the Borders receivable balance.

Restructuring Costs

In the second quarter of fiscal 2011, the Company recorded restructuring costs of $7.5 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.1 million for lease termination and other facility closure costs.  Of the total $7.5 million of restructuring costs in the book manufacturing segment, $7.1 million was included in cost of sales and $0.4 million was included in selling and administrative expenses. Annual savings from this plant closure are projected to be approximately $4.5 million. The Company anticipates that payments of approximately $3 million associated with closing the Stoughton facility will be made by the end of fiscal 2011.  The remaining payments will be made over periods ranging from 4 years for the building lease obligation to 20 years for the liability related to the multi-employer pension plan. At March 26, 2011, approximately $3.0 million of the restructuring payments were included in “Other current liabilities” and $3.9 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

Business Acquisition

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamlines the production of customized textbooks for use in colleges, universities and businesses.  The acquisition has also complemented the Company’s investment during fiscal years 2010 and 2011 in digital printing technology. The $3 million cash acquisition, which also had additional future “earn out” potential payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Quarter Ended			Six Months Ended
	March 26, 2011	March 27, 2010	% Change	March 26, 2011	March 27, 2010	% Change

Net sales	$55,587	$49,980	11.2%	$108,630	$104,821	3.6%
Cost of sales	53,711	40,243	33.5%	95,365	82,009	16.3%
Gross profit	1,876	9,737	-80.7%	13,265	22,812	-41.9%
As a percentage of sales	3.4%	19.5%		12.2%	21.8%
Selling and administrative expenses	6,968	6,941	0.4%	14,516	14,315	1.4%
Operating income (loss)	$(5,092)	$2,796		$(1,251)	$8,497

Within the book manufacturing segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market rose 2% to $22 million in the second quarter and 3% to $42 million for the first six months, compared to the same periods in fiscal 2010, primarily from sales of four-color college textbooks. This improvement included sales growth from the Company’s new digital print facility and from the acquisition of Highcrest Media.  Sales of elementary and high school books declined in the quarter and first six months compared to the same periods last year reflecting continued budget pressures on school systems nationwide resulting in many publishers electing to defer orders until closer to the elementary and high school textbook season.  Sales to the religious market were up 50% in the quarter to $19 million compared to the prior year’s second quarter, reflecting a large increase in orders from the Company’s largest religious customer. During the first quarter of fiscal 2011, the Company entered into a multi-year agreement with its largest religious customer, a leading global missionary organization, which provides incentives for additional growth.  For the first six months of fiscal 2011, religious sales increased 7% to $33 million compared to the same period last year, which included sales growth with this customer at a higher than average long-term growth rate.  Sales to the specialty trade market decreased 9% to $13 million in the quarter and were down 2% to $28 million for the first six months, compared with the corresponding periods last year, reflecting the industry-wide reaction to Borders’ Chapter 11 bankruptcy filing, including reduced orders from the Company’s specialty publishing segment.

In October 2010, the Company installed a second HP digital inkjet press at its North Chelmsford, Massachusetts facility to provide needed capacity for demand of four-color custom textbooks and one-color trade books.  In addition, at the end of the first quarter, installation was completed on a fourth high-speed four-color manroland press at the Company’s Kendallville, Indiana facility.  Both presses experienced smooth startups.  In January 2011, the Company reached a multi-year book manufacturing arrangement with Pearson Education, the world’s largest educational publisher. This arrangement reflects the value of the Company’s investments in digital inkjet technology and continued expansion of its four-color capacity.  A third HP digital press is scheduled to be installed during the Company’s third quarter in order to meet expected growth in demand during the upcoming textbook season.

Cost of sales in the book manufacturing segment increased by 33% to $53.7 million in the second quarter and by 16% to $95.4 million in the first six months of fiscal 2011 compared with the same periods last year.  Cost of sales in the second quarter and first six months of fiscal 2011 included $7.1 million of restructuring costs associated with closing and consolidating the one-color printing facility in Stoughton.  Also, $1.1 million of increased depreciation expense was recorded in this year’s second quarter related to the addition of four-color offset and digital press capacity.  Gross profit decreased by 81% to $1.9 million for the quarter and by 42% to $13.3 million for the first half of fiscal 2011, compared with the corresponding periods last year.  Excluding the impact of the restructuring costs, gross profit as a percentage of sales was 16.1% compared to 19.5% in fiscal 2010’s second quarter and 18.7% for the year to date compared to 21.8% for the first half of fiscal 2010.  The decline in gross profit for the quarter and year to date reflects the impact of increased depreciation expense related to added capacity and frictional costs related to closing the Stoughton facility and transferring existing one-color jobs to other Company facilities, as well as continued industry-wide competitive pricing pressures.

Selling and administrative expenses for the segment increased slightly in the second quarter and the first six months of fiscal 2011 compared to the same periods last year; each period of fiscal 2011 included $0.4 million of restructuring costs related to closing the Stoughton facility.

The operating loss in the book manufacturing segment was $5.1 million and $1.3 million in the second quarter and first six months of fiscal 2011, respectively, compared with operating income of $2.8 million and $8.5 million in the corresponding periods last year, respectively.  Second-quarter and year-to-date results for fiscal 2011 included restructuring costs of $7.5 million associated with closing the one-color printing facility in Stoughton.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Quarter Ended			Six Months Ended
	March 26, 2011	March 27, 2010	% Change	March 26, 2011	March 27, 2010	% Change

Net sales	$10,136	$11,721	-13.5%	$20,888	$23,282	-10.3%
Cost of sales	6,867	7,136	-3.8%	13,793	14,284	-3.4%
Gross profit	3,269	4,585	-28.7%	7,095	8,998	-21.1%
As a percentage of sales	32.3%	39.1%		34.0%	38.6%
Selling and administrative expenses	5,255	4,572	14.9%	9,890	9,499	4.1%
Operating income (loss)	$(1,986)	$13		$(2,795)	$(501)

Within the Company’s specialty publishing segment, sales in the second quarter were down 14% to $10.1 million and down 10% for the first six months to $20.9 million, compared to the corresponding periods in fiscal 2010, primarily due to lower sales to Borders. Sales to Borders in the first half of fiscal 2011 represented 2% of this segment’s sales versus 9% in the first six months of last year, with the largest impact on sales at REA.  As a result, sales at REA decreased 33% in the quarter to $1.5 million and were down 32% for the year to date to $2.8 million, compared to the same periods last year.  At Dover, sales were down 5% to $6.5 million for the quarter and decreased 4% to $14.7 million for the first half of fiscal

2011 compared with the same periods last year.  The reduction in Dover’s sales also reflects the impact of the decline in sales to Borders, which more than offset growth in both international sales and sales to online retailers.  Sales at Creative Homeowner were down 20% in the second quarter to $2.1 million and down 11% to $3.4 million for the first six months of this year compared to the same periods last year.  These decreases were attributable in part to the decline in sales to Borders as well as other bookstores and specialty retailers, which offset improving sales to home-centers, Creative Homeowner’s largest sales channel.

Cost of sales in the specialty publishing segment decreased 4% to $6.9 million for the second quarter and decreased 3% to $13.8 million for the first half of fiscal 2011, compared to the same periods last year, reflecting lower sales and an improved cost structure in the segment.  Gross profit in this segment decreased 29% to $3.3 million in the second quarter and, as a percentage of sales, decreased to 32.3% from 39.1% in the corresponding period last year.  For the first six months of fiscal 2011, gross profit decreased 21% to $7.1 million and, as a percentage of sales, decreased to 34.0% from 38.6% in the first half of last year.  These declines in gross profit resulted from the lower sales volume as well as changes in product and sales mix.

Selling and administrative expenses in this segment increased $683,000 to $5.3 million in the second quarter and were up $391,000 to $9.9 million for the first six months compared to the same periods last year.  These increases in selling and administrative expenses in the second quarter and first half of fiscal 2011 were the result of an additional bad-debt provision of $750,000 for Borders as well as $125,000 attributable to the bankruptcy of Creative Homeowner’s Canadian distributor.

The operating loss for the specialty publishing segment for the quarter was $2.0 million, compared to breakeven in last year’s second quarter.  For the first six months of fiscal 2011, the operating loss was $2.8 million compared with $0.5 million in the first half of last year.   Segment results for the quarter and year to date reflect the impact of the $0.9 million receivables write-down as well as the decline in sales.

Total Consolidated Company

Interest expense, net of interest income, was $248,000 in the second quarter of fiscal 2011, compared to $119,000 of net interest expense in the same period last year.  For the first six months, interest expense, net of interest income, was $451,000, compared to $237,000 of net interest expense in the first half of last year.   Average debt under the revolving credit facility in the second quarter of fiscal 2011 was approximately $21.6 million at an average annual interest rate of 0.8%, generating interest expense of approximately $41,000.  Average debt under the revolving credit facility in the second quarter of last year was approximately $11.9 million at an average annual interest rate of 0.7%, generating interest expense of approximately $22,000.  Average debt under the revolving credit facility in the first six months of fiscal 2011 was approximately $21.1 million at an average annual interest rate of 0.8%, generating interest expense of approximately $81,000.  Average debt under the revolving credit facility in the first half of last year was approximately $11.9 million at an average annual interest rate of 0.7%, generating interest expense of approximately $44,000. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.  In addition, the Company entered into a four-year term loan in March 2010 providing up to $8 million to finance the purchase of digital print assets.  At March 26, 2011, $5.7 million was borrowed under this term loan, which added $54,000 of interest expense in the second quarter and $107,000 in the first half of fiscal 2011.  Interest capitalized in the first quarter of this year was approximately $26,000; no interest was capitalized in the second quarter of fiscal 2011 or in the corresponding periods of fiscal 2010.

The income tax benefit in the second quarter was $2.9 million compared to income tax expense in the corresponding period last year of $0.9 million.  On a year-to-date basis, the income tax benefit was $1.9 million compared with income tax expense of $2.6 million in the same period last year. The Company’s effective tax rate for the first six months of fiscal 2011 was 38.0% compared with 38.5% in the first half of last year, reflecting an increased benefit from the Federal manufacturer’s deduction offset in part by a higher effective state tax rate attributable to the restructuring costs.

For purposes of computing net income or loss per diluted share, weighted average shares outstanding increased by approximately 37,000 shares and 44,000 shares from last year’s second quarter and first six month’s, respectively. The increase in weighted average shares outstanding for the quarter and year to date reflects shares issued under the Company’s stock plans.  In the second quarter and first six months of fiscal 2011, approximately 37,000 and 31,000 potentially dilutive shares, respectively, were excluded due to the Company incurring a loss in those periods.

Liquidity and Capital Resources:

During the first six months of fiscal 2011, operations provided $11.8 million of cash, compared to $13.7 million in the first half of last year.  The net loss was $3.2 million and depreciation and amortization were $11.6 million.  The net loss included after-tax restructuring costs of $4.7 million associated with the Stoughton plant closing.  As the plant closing occurred near the end of the second quarter, these costs had minimal impact on the Company’s cash flow from operations for the first six months of fiscal 2011.

Investment activities in the first six months of fiscal 2011 used $8.4 million of cash. Capital expenditures were $6.1 million, primarily related to the Company’s investment in a second HP digital inkjet press at its North Chelmsford, Massachusetts facility and its fourth four-color manroland press at the Kendallville, Indiana facility.  For the entire fiscal year, capital expenditures are expected to be approximately $23 to $25 million, including installation of a third HP digital inkjet press scheduled for the third quarter.  Prepublication costs were $2.2 million, comparable to the first six months of last year.  For the full fiscal year, prepublication costs are projected to be approximately $4 million.

Financing activities for the first six months of fiscal 2011 used approximately $3.1 million of cash.  Cash dividends of $5.1 million were paid and borrowings increased by $1.8 million for the year to date.  At March 26, 2011, borrowings under a term loan used to finance the purchase of the Company’s new digital print assets were $5.7 million, with $2.3 million at a fixed annual interest rate of 3.9% and $3.4 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At March 26, 2011, the Company had $19.8 million in borrowings under this facility at an interest rate of 0.8%.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at March 26, 2011.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2011.

The following table summarizes the Company’s contractual obligations and commitments at March 26, 2011 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-term debt (2)	$25,461	$1,787	$23,499	$175	$—
Operating leases (3)	8,196	1,340	1,688	1,455	3,713
Purchase obligations (4)	408	408	—	—	—
Other liabilities (5)	7,410	—	2,523	1,441	3,446
Total	$41,475	$3,535	$27,710	$3,071	$7,159

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2013.

(3) Represents amounts at September 25, 2010, except for the Stoughton, Massachusetts building lease obligation, which was included in “Other liabilities” at March 26, 2011.

(4) Represents capital commitments.

(5) Includes approximately $3.9 million of restructuring costs related to closing the Stoughton, Massachusetts facility.

Forward-Looking Information:

This Quarterly Report on Form 10-Q includes forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-Q and include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, changes in market growth rates, changes in raw material costs and availability, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, insolvency of key customers or vendors, changes in the Company’s labor relations, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets, restructuring and impairment charges required under generally accepted accounting principles, changes in operating expenses including medical and energy costs, changes in technology including migration from paper-based books to digital, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations, changes in the Company’s effective income tax rate and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

The Company’s consolidated results of operations, financial condition and cash flows can be adversely affected by various risks.  Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control.  We discuss below the risks that we believe are material.  You should carefully consider all of these factors.  For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement contained in this report, see Forward-Looking Information in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Because a significant portion of publishing sales are made to or through retailers and distributors, the insolvency of any of these parties could have a material impact on the Company’s financial results.

In our specialty publishing segment, sales to retailers and distributors are highly concentrated on a small group, including Borders Group, Inc. (“Borders”). On February 16, 2011, Borders filed for Chapter 11 bankruptcy protection and we recorded a charge of $750,000 associated with increasing the bad-debt provision for Borders. Sales to Borders declined from 9% of sales for our publishing segment for the first six months of fiscal 2010 to 2% of sales for the corresponding period of fiscal 2011. In addition, the Company experienced a 9% reduction in sales in the specialty trade market of its book manufacturing segment in the second quarter of fiscal 2011.

Borders is in the process of closing a significant portion of its store network as part of a reorganization plan to emerge from bankruptcy. Although the long-term impact is uncertain, for at least the remainder of the fiscal year, we expect that the reduction in the Borders store network will negatively impact sales for both of our business segments. Further, should the reorganization plan fail, a liquidation of Borders could have a material impact on the Company’s financial results.  Similarly, any bankruptcy, liquidation, insolvency or other failure of another major retailer or distributor could also have a material impact on the Company.

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

•                  Tightness in credit markets may result in customers delaying orders to reduce inventory levels and may impact their ability to pay their debts as they become due and may disrupt supplies from vendors, and may result in customers becoming insolvent.

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

If we experience problems hiring and retaining skilled employees, our business may be negatively affected.  The timely manufacture and delivery of our products requires an adequate supply of skilled employees, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions.  Accordingly, our ability to increase sales, productivity and net earnings could be impacted by our ability to employ the skilled employees necessary to meet our requirements.  Although our book manufacturing locations are geographically dispersed, individual locations may encounter strong competition with other manufacturers for skilled employees.  There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities.  In addition, unions represent certain groups of employees at one of our locations, and periodically, contracts with those unions come up for renewal.  The outcome of those negotiations could have an adverse affect on our operations at those locations.  Also, changes in federal and/or state laws may facilitate the organization of unions at locations that do not currently have unions, which could have an adverse affect on our operations.

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

COURIER CORPORATION

(Registrant)

May 4, 2011	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

May 4, 2011	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and Chief Financial Officer

May 4, 2011	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

*   Filed herewith.

** Furnished herewith.