Form 10-Q
period 2011-06-25
COURIER Corp
filed 2011-08-03
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, $1 par value	12,098,479 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Net sales	$61,894	$64,919	$185,708	$186,902
Cost of sales (Note H)	47,174	51,036	150,509	141,423

Gross profit	14,720	13,883	35,199	45,479

Selling and administrative expenses (Note H)	11,242	10,877	36,353	35,374
Impairment charge (Notes A and I)	8,608	—	8,608	—

Operating income (loss)	(5,130)	3,006	(9,762)	10,105

Interest expense, net	194	130	645	367

Pretax income (loss)	(5,324)	2,876	(10,407)	9,738

Income tax provision (benefit) (Note C)	(2,195)	1,106	(4,127)	3,749

Net income (loss)	$(3,129)	$1,770	$(6,280)	$5,989

Net income (loss) per share (Note E):

Basic	$(0.26)	$0.15	$(0.52)	$0.50

Diluted	$(0.26)	$0.15	$(0.52)	$0.50

Cash dividends declared per share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 25,	September 25,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$48	$107
Investments	1,266	1,090
Accounts receivable, less allowance for uncollectible accounts of $1,112 at June 25, 2011 and $968 at September 25, 2010	31,570	35,123
Inventories (Note B)	41,053	39,933
Deferred income taxes	3,961	4,109
Recoverable income taxes	4,212	1,257
Other current assets	1,693	1,131

Total current assets	83,803	82,750

Property, plant and equipment, less accumulated depreciation of $179,996 at June 25, 2011 and $166,528 at September 25, 2010	101,095	103,009

Goodwill (Notes A and I)	16,288	24,697
Other intangibles, net (Note A)	2,405	2,712
Prepublication costs, net (Note A)	7,261	7,734
Deferred income taxes	2,737	—
Other assets	1,242	1,292

Total assets	$214,831	$222,194

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 25,	September 25,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,788	$1,794
Accounts payable	11,959	14,399
Accrued payroll	6,983	8,792
Accrued taxes	514	617
Other current liabilities (Note H)	8,162	6,566

Total current liabilities	29,406	32,168

Long-term debt	27,768	21,904
Deferred income taxes	—	1,385
Other liabilities (Note H)	7,415	3,788

Total liabilities	64,589	59,245

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,098,000 at June 25, 2011 and 12,057,000 at September 25, 2010	12,098	12,057
Additional paid-in capital	18,904	17,762
Retained earnings	119,938	133,828
Accumulated other comprehensive loss	(698)	(698)

Total stockholders’ equity	150,242	162,949

Total liabilities and stockholders’ equity	$214,831	$222,194

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 25,	June 26,
	2011	2010
Operating Activities:
Net income (loss)	$(6,280)	$5,989
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	17,437	15,527
Impairment charge (Notes A and I)	8,608	—
Stock-based compensation	1,072	1,012
Deferred income taxes	(3,974)	674
Gain on disposition of assets	—	(183)
Changes in assets and liabilities:
Accounts receivable	3,553	(1,785)
Inventory	(1,120)	(2,657)
Accounts payable	(2,440)	7
Accrued and recoverable taxes	(3,058)	(2,591)
Other elements of working capital	(775)	608
Other long-term, net	3,515	(249)

Cash provided from operating activities	16,538	16,352

Investment Activities:
Capital expenditures	(11,670)	(12,635)
Acquisition (Note G)	—	(3,000)
Prepublication costs	(3,218)	(3,151)
Proceeds on disposition of assets	—	590
Short-term investments	(176)	(47)

Cash used for investment activities	(15,064)	(18,243)

Financing Activities:
Long-term debt borrowings, net	5,858	8,819
Cash dividends	(7,610)	(7,548)
Proceeds from stock plans	219	241

Cash provided from (used for) financing activities	(1,533)	1,512

Decrease in cash and cash equivalents	(59)	(379)

Cash and cash equivalents at the beginning of the period	107	492

Cash and cash equivalents at the end of the period	$48	$113

Supplemental disclosure of noncash investing activities:
Contingent consideration (Note G)	—	$850

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of June 25, 2011, and the consolidated condensed statements of operations for the three-month and nine-month periods ended June 25, 2011and June 26, 2010, and the statements of cash flows for the nine-month periods ended June 25, 2011 and June 26, 2010 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet data as of September 25, 2010 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended September 25, 2010.

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test.  In the first step, the Company compares the fair value of the reporting unit to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, then goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds its fair value, then a second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of its goodwill (see Note I).

“Other intangibles” includes customer lists related to Moore-Langen Printing Company, Inc. (“Moore Langen”) as well as customer lists and technology related to Highcrest Media LLC (“Highcrest Media”), which are being amortized over 10-year and 5-year periods, respectively.  Amortization expense related to customer lists and technology was approximately $100,000 and $150,000 in the third quarters of fiscal 2011 and 2010, respectively. For the first nine months, amortization expense was approximately $300,000 and $330,000 in fiscal years 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3 — see Note G).  At June 25, 2011 and September 25, 2010, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to five years.  In the third quarter of fiscal 2011, an impairment charge of approximately $200,000 was recorded for underperforming titles (see Note I).

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for interim and annual periods beginning on or after December 15, 2011, result in common definitions of fair value and common requirements for measurement of and disclosure requirements between accounting principles generally accepted in the United States and International Financial Reporting Standards. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance, effective for the interim and annual periods beginning on or after December 15, 2011, requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (“LIFO”) method for approximately 51% and 54% of the Company’s inventories at June 25, 2011 and September 25, 2010, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (“FIFO”) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 25, 2011	September 25, 2010
Raw materials	$7,200	$5,557
Work in process	7,949	9,371
Finished goods	25,904	25,005
Total	$41,053	$39,933

C.            INCOME TAXES

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year-to-date earnings or losses. The effect of discrete items, such as unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The effective tax rates for the first nine months of fiscal 2011 and 2010 were 39.7% and 38.5%, respectively. The higher rate in fiscal 2011 resulted in part from the state tax impact of the impairment and restructuring charges.

D.            OPERATING SEGMENTS

The Company has two operating segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. In January 2010, the Company acquired Highcrest Media, which has been included in the book manufacturing segment (see Note G).  The specialty publishing segment consists of Dover Publications, Inc., Federal Marketing Corporation, Inc., d/b/a Creative Homeowner, and Research & Education Association, Inc. (“REA”).

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

The following table provides segment information for the three-month and nine-month periods ended June 25, 2011 and June 26, 2010.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Net sales:
Book manufacturing	$54,997	$56,838	$163,627	$161,659
Specialty publishing	9,872	10,854	30,760	34,136
Elimination of intersegment sales	(2,975)	(2,773)	(8,679)	(8,893)
Total	$61,894	$64,919	$185,708	$186,902

Pretax income (loss):
Book manufacturing operating income	$5,050	$3,727	$3,799	$12,224
Specialty publishing operating loss	(1,154)	(424)	(3,949)	(925)
Impairment charge (Note I)	(8,608)	—	(8,608)	—
Stock-based compensation	(366)	(329)	(1,072)	(1,012)
Elimination of intersegment profit	(52)	32	68	(182)
Interest expense, net	(194)	(130)	(645)	(367)
Total	$(5,324)	$2,876	$(10,407)	$9,738

E.         NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.  In the third quarter and first nine months of fiscal 2011, approximately 36,000 and 34,000 potentially dilutive shares, respectively, were excluded due to the Company incurring a loss in those periods.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Average shares outstanding for basic	11,996	11,928	11,978	11,910
Effect of potentially dilutive shares	—	34	—	27
Average shares outstanding for diluted	11,996	11,962	11,978	11,937

F.             STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the third quarters of fiscal 2011 and 2010 was $366,000 and $329,000, respectively.  The related tax benefit recognized in the third quarters of fiscal 2011 and 2010 was $132,000 and $117,000, respectively.  For the first nine months of fiscal 2011 and 2010, stock-based compensation was $1,072,000 and $1,012,000, respectively, and the related tax benefit recognized was $385,000 and $361,000, respectively.  Unrecognized stock-based compensation cost at June 25, 2011 was $1.9 million, to be recognized over a weighted-average period of 1.8 years.

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

The following is a summary of option activity under the 2011 Plan and the 1993 Plan in the first nine months of fiscal 2011:

		Weighted Average
	Option Shares	Exercise Price	Remaining Term (yrs)
Outstanding at September 25, 2010	518,437	$21.94
Expired	(500)	37.09
Outstanding at June 25, 2011	517,937	$21.92	2.6

Exercisable at June 25, 2011	258,409	$28.28	1.6
Available for future grants	600,000

There was no aggregate intrinsic value for options outstanding at June 25, 2011.  During the second quarter of fiscal 2011, 1,000 stock grants vested with a weighted-average fair value of $38.44 per share.  At June 25, 2011, there were 82,274 non-vested stock grants outstanding with a weighted-average fair value of $16.51.

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

The following is a summary of option activity under the 2010 Plan and the 2005 Plan in the first nine months of fiscal 2011:

		Weighted Average
	Option Shares	Exercise Price	Remaining Term (yrs)
Outstanding at September 25, 2010	206,866	$24.39
Granted	43,477	14.76
Expired	(49,572)	32.89
Outstanding at June 25, 2011	200,771	$20.20	2.8

Exercisable at June 25, 2011	121,846	$24.04	2.0
Available for future grants	154,472

There was no aggregate intrinsic value for options outstanding at June 25, 2011.  During the second quarter of fiscal 2011, 11,767 stock awards were granted to non-employee directors with a weighted-average fair value of $14.76 per share.  Also during the second quarter of fiscal 2011, 4,396 stock grants vested with a weighted-average fair value of $13.71 per share. At June 25, 2011, there were 20,552 non-vested stock grants outstanding with a weighted-average fair value of $14.31. Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 11,520 such shares were issued in the second quarter of fiscal 2011.

Employee Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (“ESPP”), as amended, covers an aggregate of 637,500 shares of Company common stock for issuance under the plan.  Eligible employees may purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  During the second quarter of fiscal 2011, 18,089 shares were issued under the ESPP at a price of $12.13 per share. At June 25, 2011, there were 254,414 shares available for future issuances.

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

The future earn out potential payments were valued at acquisition at $850,000 using a probability weighted discounted cash flow model (Level 3 in the hierarchy) and may be paid out over three years based on achieving certain revenue targets. A fair value assessment of the contingent earn out consideration payable was performed at June 25, 2011 resulting in recognition of $22,000 of expense in the third quarter and totaling $102,000 for the first nine months of fiscal 2011.  The first year’s revenue target was achieved and a resulting $400,000 payment was made in the second quarter of fiscal 2011, leaving a liability of $622,000 at June 25, 2011.

H.            RESTRUCTURING COSTS

In the second quarter of fiscal 2011, the Company recorded restructuring costs of $7.5 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.1 million for lease termination and other facility closure costs.  Of the total $7.5 million of restructuring costs in the book manufacturing segment, $7.1 million was included in cost of sales and $0.4 million was included in selling and administrative expenses. Annual savings from this plant closure are projected to be approximately $4.5 million. The Company anticipates that payments of approximately $3 million associated with closing the Stoughton facility will be made by the end of fiscal 2011.  The remaining payments will be made over periods ranging from 4 years for the building lease obligation to 20 years for the liability related to the multi-employer pension plan.  At June 25, 2011, approximately $1.2 million of the restructuring payments were included in “Other current liabilities” and $3.8 million were included in “Other liabilities” in the accompanying consolidated balance sheet.  The following table depicts the accrual balances for these restructuring costs.

	(000’s Omitted)
	Restruc- turing Costs	Costs Paid or Settled	Accrual at June 25, 2011

Employee severance and benefit costs	$2,269	$(1,878)	$391
Early withdrawal from multi-employer pension plan	2,100	—	2,100
Lease termination and other facility closure costs	3,103	(605)	2,498
Total restructuring costs	$7,472	$(2,483)	$4,989

I.              IMPAIRMENT CHARGES

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test.

Borders has been one of REA’s most significant customers and the Borders situation described below has had a direct impact on REA’s sales and operating results.  On February 16, 2011, Borders filed for Chapter 11 bankruptcy protection and the Company recorded a charge of $750,000 associated with increasing the bad-debt provision for Borders. Borders was not successful in either reorganizing itself through the bankruptcy process or selling itself as a going concern.  As a result, in July 2011, Borders commenced liquidating its remaining stores and assets.  Faced with the prospect of Borders’ liquidation, significant store closings and the permanent loss of this important customer, the Company performed the step-one impairment test on REA’s goodwill.  After performing the step-one test, the Company determined that the fair value of REA at the end of the third quarter of fiscal 2011 was below its carrying value and as such the second step was required.  In arriving at this conclusion, the Company used a valuation methodology based on a discounted cash flow and a market value approach (Level 3 in the three-tier hierarchy — see Note A).  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period. The second step of the impairment test for REA included estimating the fair value of the tangible and identified intangible assets and liabilities of the impaired reporting unit.  The implied fair value of goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  Based on the results of these valuations, the Company concluded it was necessary to record a pre-tax impairment charge of $8.4 million, representing all of REA’s goodwill.

The following table reflects the components of “Goodwill” at September 25, 2010 and June 25, 2011.

	(000’s Omitted)
	Book Manufacturing	Specialty Publishing	Total

Balance at September 25, 2010	$16,288	$8,409	$24,697
Impairment charge	—	(8,409)	(8,409)
Balance at June 25, 2011	$16,288	$—	$16,288

In addition, an impairment charge of approximately $200,000 for prepublication costs was recorded as a result of underperforming titles.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Goodwill and Other Intangibles.  Other intangibles include customer lists, which are amortized on a straight-line basis over periods ranging from five to ten years. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 25, 2010, which resulted in no change to the nature or carrying amounts of its intangible assets in its book manufacturing segment.  However, the Company determined that the fair value of Creative Homeowner at the end of fiscal 2010 was below its carrying value and a pre-tax impairment charge of $4.7 million was recorded, which represented 100% of Creative Homeowner’s goodwill and other intangible assets as well as $0.5 million of prepublication costs.  At the end of the third quarter of fiscal 2011, the Company determined that the fair value of REA was below its carrying value and a pre-tax impairment charge of $8.4 million was recorded, which represented 100% of REA’s goodwill.  Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

Prepublication Costs.   The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over periods ranging from three to five years.  At the end of the third quarter of fiscal 2011, an impairment charge of approximately $200,000 was recorded for REA’s underperforming titles. Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  If actual market conditions are less favorable than those projected by management, additional amortization expense may be required.

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two operating segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production, through storage and distribution, as well as state-of-the-art digital print capabilities.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories ranging from literature to paper dolls, and from music scores to clip art.  REA publishes test preparation and study-guide books and software for students from elementary school to college as well as professionals seeking advanced education or career certification.  Creative Homeowner publishes books on home design, decorating, landscaping, and gardening, and sells home plans.

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 25, 2011	June 26, 2010	% Change	June 25, 2011	June 26, 2010	% Change

Net sales	$61,894	$64,919	-4.7%	$185,708	$186,902	-0.6%
Cost of sales	47,174	51,036	-7.6%	150,509	141,423	6.4%
Gross profit	14,720	13,883	6.0%	35,199	45,479	-22.6%
As a percentage of sales	23.8%	21.4%		19.0%	24.3%
Selling and administrative expenses	11,242	10,877	3.4%	36,353	35,374	2.8%
Impairment charge	8,608	—		8,608	—
Operating income (loss)	(5,130)	3,006		(9,762)	10,105
Interest expense, net	194	130	49.2%	645	367	75.7%
Pretax income (loss)	(5,324)	2,876		(10,407)	9,738
Income tax provision (benefit)	(2,195)	1,106		(4,127)	3,749
Net income (loss)	$(3,129)	$1,770		$(6,280)	$5,989
Net income (loss) per diluted share	$(0.26)	$0.15		$(0.52)	$0.50

Revenues in the third quarter of fiscal 2011 were $61.9 million, down 5% from the same period last year, while year-to-date revenues of $185.7 million were slightly lower than the first nine months last year. The Borders Group, Inc. (“Borders”) bankruptcy situation has adversely impacted both of the Company’s operating segments.  Book manufacturing segment revenues in the third quarter decreased by 3% to $55.0 million and increased by 1% to $163.6 million for the first nine months, compared to the same periods last year, reflecting a decline in trade sales resulting from the Borders’ store closings, which offset increased sales of college textbooks.  In the specialty publishing segment, revenues were $9.9 million in the third quarter and $30.8 million for the first nine months, down 9% and 10%, respectively, reflecting reduced sales to Borders of $650,000 in the third quarter and $2.4 million in the first nine months, compared with the corresponding periods last year.

Net loss was $3.1 million and $6.3 million for the third quarter and first nine months of fiscal 2011, respectively.  The Company recorded a pre-tax impairment charge of $8.6 million, or $0.43 per diluted share, primarily related to the goodwill of REA, which was particularly impacted by the Borders’ situation.  In addition, in the second quarter of fiscal 2011, following Borders’ filing for bankruptcy protection, the Company recorded a bad-debt provision of $750,000, or $0.04 per diluted share, fully reserving the Borders’ receivable balance. Year-to-date results also include pre-tax restructuring costs of $7.5 million, or $.39 per diluted share, recorded in the second quarter of fiscal 2011 associated with closing the Company’s smallest and least versatile manufacturing facility located in Stoughton, Massachusetts.

Impairment Charge

The Company evaluates possible impairment at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Borders has been one of REA’s most significant customers and the Borders situation has had a direct impact on REA’s sales and operating results.  On February 16, 2011, Borders filed for Chapter 11 bankruptcy protection and the Company recorded a charge of $750,000 associated with increasing the bad-debt provision for Borders. Borders was not successful in either reorganizing itself through the bankruptcy process or selling itself as a going concern.  As a result, in July 2011, Borders commenced liquidating its remaining stores and assets.  Faced with the prospect of Borders’ liquidation, significant store closings and the permanent loss of this important customer, the Company performed an impairment test on REA’s goodwill and concluded that the carrying value of REA’s goodwill exceeded its estimated fair market value.  As such, the Company concluded it was necessary to record a pre-tax impairment charge of $8.6 million in the third quarter of fiscal 2011, representing 100% of REA’s goodwill as well as approximately $200,000 of prepublication costs related to underperforming titles.

Restructuring Costs

In the second quarter of fiscal 2011, the Company recorded restructuring costs of $7.5 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.1 million for lease termination and other facility closure costs.  Of the total $7.5 million of restructuring costs in the book manufacturing segment, $7.1 million was included in cost of sales and $0.4 million was included in selling and administrative expenses. Annual savings from this plant closure are projected to be approximately $4.5 million. The Company anticipates that payments of approximately $3 million associated with closing the Stoughton facility will be made by the end of fiscal 2011, $2.5 million of which occurred through the end of the third quarter.  The remaining payments will be made over periods ranging from 4 years for the building lease obligation to 20 years for the liability related to the multi-employer pension plan. At June 25, 2011, approximately $1.2 million of the restructuring payments were included in “Other current liabilities” and $3.8 million were included in “Other liabilities” in the accompanying consolidated balance sheet.  The following table depicts the accrual balances for these restructuring costs.

	(000’s Omitted)
	Restruc- turing Costs	Costs Paid or Settled	Accrual at June 25, 2011

Employee severance and benefit costs	$2,269	$(1,878)	$391
Early withdrawal from multi-employer pension plan	2,100	—	2,100
Lease termination and other facility closure costs	3,103	(605)	2,498
Total restructuring costs	$7,472	$(2,483)	$4,989

Business Acquisition

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamlines the production of customized textbooks for use in colleges, universities and businesses.  The acquisition has also complemented the Company’s investment during fiscal years 2010 and 2011 in digital printing technology. The $3 million cash acquisition, which also had additional post-closing “earn out” potential payments of up to $1.2 million, of which $400,000 has been paid to date, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 25, 2011	June 26, 2010	% Change	June 25, 2011	June 26, 2010	% Change

Net sales	$54,997	$56,838	-3.2%	$163,627	$161,659	1.2%
Cost of sales	43,445	46,847	-7.3%	138,810	128,856	7.7%
Gross profit	11,552	9,991	15.6%	24,817	32,803	-24.3%
As a percentage of sales	21.0%	17.6%		15.2%	20.3%
Selling and administrative expenses	6,502	6,264	3.8%	21,018	20,579	2.1%
Operating income	$5,050	$3,727		$3,799	$12,224

Within the book manufacturing segment, the Company focuses on three key markets: education, religious and specialty trade.  Sales to the education market rose 10% to $26.8 million in the third quarter and 6% to $68.9 million for the first nine months, compared to the same periods in fiscal 2010, primarily from sales of four-color college textbooks, including growth from the Company’s new digital print facility and from the acquisition of Highcrest Media.  Sales of elementary and high school books declined in the quarter and first nine months compared to the same periods last year reflecting continued budget pressures on school systems nationwide and fewer new textbook adoption opportunities this year.  Sales to the religious market were down 3% in the quarter to $14.9 million and up 4% to $48.0 million for the first nine months compared to the corresponding periods in the prior year.  Sales to the Company’s largest religious customer were up 6% in both the third quarter and year to date. During the first quarter of fiscal 2011, the Company entered into a multi-year agreement with this customer, a leading global missionary organization, which provides incentives for growth.  Sales to the specialty trade market decreased 23% to $11.9 million in the quarter and were down 9% to $40.2 million for the first nine months, compared with the corresponding periods last year, as publishers adjusted their ordering in reaction to Borders’ bankruptcy and related store closings.

In January 2011, the Company reached a multi-year book manufacturing arrangement with Pearson Education, the world’s largest educational publisher, which anticipates sales growth with this customer.  To support this growth, in June 2011, the Company installed a third HP digital inkjet press at its North Chelmsford, Massachusetts facility to provide needed capacity for four-color custom textbooks.  The second such press was installed in North Chelmsford earlier this fiscal year in October 2010.  In addition, at the end of the first quarter, installation was completed on a fourth high-speed four-color manroland press at the Company’s Kendallville, Indiana facility.  Each of these presses experienced smooth startups.

Cost of sales in the book manufacturing segment decreased by 7% to $43.4 million in the third quarter compared with the corresponding period last year due in part to the lower sales volume as well as cost savings achieved by closing the one-color printing facility in Stoughton in the second quarter of fiscal 2011. Cost of sales in the first nine months of fiscal 2011 increased by 8% to $138.8 million, compared to the same period last year, including $7.1 million of restructuring costs associated with closing and consolidating the Stoughton facility.  Also, depreciation expense increased by approximately $3 million in the first nine months of fiscal 2011 related to the addition of four-color offset and digital press capacity.  Gross profit increased by 16% to $11.6 million for the quarter and as a percentage of sales was 21% compared with 18% in the third quarter of fiscal 2010.  This improvement reflects cost savings from closing the Stoughton facility and a favorable sales mix in the quarter.  For the first nine months of fiscal 2011, gross profit decreased by 24% to $24.8 million compared with the corresponding period last year.  Gross profit as a percentage of sales was 15% year to date compared to 20% for the first nine months of fiscal 2010.  This decline in gross profit reflects the impact of $7.1 million of restructuring costs as well as increased depreciation expense, frictional costs related to closing the Stoughton facility and transferring existing work to other Company facilities, lower capacity utilization in the first half of this fiscal year and continued competitive pricing pressures.

Selling and administrative expenses for the segment increased 4% in the third quarter to $6.5 million compared to the same period last year.  On a year-to-date basis, selling and administrative expenses increased 2% to $21.0 million in the first nine months of fiscal 2011 compared to the prior-year period, reflecting $0.4 million of restructuring costs related to closing the Stoughton facility.

Operating income in the book manufacturing segment was $5.1 million in the third quarter compared with $3.7 million in the same period last year, reflecting the benefits of investments made in four-color technologies as well as savings from closing the Stoughton facility.  On a year-to-date basis, operating income was $3.8 million, including $7.5 million of restructuring costs related to closing and consolidating the Stoughton facility, compared with $12.2 million for the first nine months of fiscal 2010.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 25, 2011	June 26, 2010	% Change	June 25, 2011	June 26, 2010	% Change

Net sales	$9,872	$10,854	-9.0%	$30,760	$34,136	-9.9%
Cost of sales	6,653	6,992	-4.8%	20,446	21,276	-3.9%
Gross profit	3,219	3,862	-16.6%	10,314	12,860	-19.8%
As a percentage of sales	32.6%	35.6%		33.5%	37.7%
Selling and administrative expenses	4,373	4,286	2.0%	14,263	13,785	3.5%
Operating loss	$(1,154)	$(424)		$(3,949)	$(925)

Within the Company’s specialty publishing segment, sales in the third quarter were down 9% to $9.9 million and down 10% for the first nine months to $30.8 million, compared to the corresponding periods in fiscal 2010, primarily due to lower sales to Borders. Sales to Borders in the third quarter and first nine months of fiscal 2011 were down $650,000 and $2.4 million, respectively, compared with the same periods last year, with the largest impact on sales at REA.  As a result, REA’s sales decreased 21% in the quarter to $1.4 million and were down 29% for the year to date to $4.2 million, compared to the same periods last year.  At Dover, sales were down 6% to $6.5 million for the quarter and decreased 5% to $21.2 million for the first nine months of fiscal 2011 compared with the corresponding prior-year periods. The reduction in Dover’s sales also reflects the impact of the decline in sales to Borders, which more than offset growth in both international sales and sales to online retailers.  Sales at Creative Homeowner were down 10% in the third quarter to $2.0 million and down 11% to $5.4 million for the first nine months of this year compared to the same periods last year.  These decreases were attributable to continued softness in the housing market as well as a decline in sales to Borders.

Cost of sales in the specialty publishing segment decreased 5% to $6.7 million for the third quarter and decreased 4% to $20.4 million for the first nine months of fiscal 2011, compared to the same periods last year, reflecting lower sales and an improved cost structure in the segment.  Gross profit in this segment decreased 17% to $3.2 million in the quarter and, as a percentage of sales, decreased to 32.6% from 35.6% in the third quarter of last year.  For the first nine months of fiscal 2011, gross profit decreased 20% to $10.3 million and, as a percentage of sales, decreased to 33.5% from 37.7% in the same period of last year.  These declines in gross profit resulted from the lower sales volume as well as changes in product and sales mix.

Selling and administrative expenses in this segment increased 2% to $4.4 million in the third quarter and were up 3.5%, or $478,000, to $14.3 million for the first nine months compared to the same periods last year.  In the second quarter of fiscal 2011, this segment recorded an additional bad-debt provision of $750,000 for Borders as well as $125,000 attributable to the bankruptcy of Creative Homeowner’s Canadian distributor.

The operating loss for the specialty publishing segment for the quarter was $1.2 million, compared to $0.4 million in last year’s third quarter.  For the first nine months of fiscal 2011, the operating loss was $3.9 million compared with $0.9 million in the corresponding prior-year period.  Segment results for the year to date reflect the impact of the $0.9 million receivables write-down as well as the decline in sales, primarily to Borders.

Total Consolidated Company

Interest expense, net of interest income, was $194,000 in the third quarter of fiscal 2011, compared to $130,000 of net interest expense in the same period last year.  For the first nine months, interest expense, net of interest income, was $645,000, compared to $367,000 of net interest expense in the first nine months of last year.   Average debt under the revolving credit facility in the third quarter of fiscal 2011 was approximately $25.1 million at an average annual interest rate of 0.7%, generating interest expense of approximately $45,000.  Average debt under the revolving credit facility in the third quarter of last year was approximately $16.4 million at an average annual interest rate of 0.8%, generating interest expense of approximately $32,000.  Average debt under the revolving credit facility in the first nine months of fiscal 2011 was approximately $22.5 million at an average annual interest rate of 0.7%, generating interest expense of approximately $125,000.  Average debt under the revolving credit facility in the first nine months of last year was approximately $13.4 million at an average annual interest rate of 0.8%, generating interest expense of approximately $76,000. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.  In addition, the Company entered into a four-year term loan in March 2010 providing up to $8 million to finance the purchase of digital print assets.  At June 25, 2011, $5.3 million was borrowed under this term loan, which added $25,000 of interest expense in the third quarter and $132,000 year to date to the corresponding prior-year periods.  Interest capitalized in the first nine months of this year was $30,000 compared with $39,000 in the corresponding period last year.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year-to-date earnings or losses. The effect of discrete items, such as unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The effective tax rates for the first nine months of fiscal 2011 and 2010 were 39.7% and 38.5%, respectively. The higher rate in fiscal 2011 resulted in part from the state tax impact of the impairment and restructuring charges.

For purposes of computing net income or loss per diluted share, weighted average shares outstanding increased by approximately 34,000 shares and 41,000 shares from last year’s third quarter and first nine months, respectively. In the third quarter and first nine months of fiscal 2011, approximately 36,000 and 34,000 potentially dilutive shares, respectively, were excluded due to the Company incurring a loss in those periods.  The increase in weighted average shares outstanding for the quarter and year to date reflects shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first nine months of fiscal 2011, operations provided $16.5 million of cash, compared to $16.4 million in the same period last year.  The net loss was $6.3 million for the first nine months of this year and included a non-cash, after-tax impairment charge of $5.2 million as well as after-tax restructuring costs of $4.7 million associated with the Stoughton plant closing.  Depreciation and amortization year to date were $17.4 million, compared with $15.5 million in the corresponding period last year.  Working capital used $3.8 million of cash in the first nine months of fiscal 2011 compared with $6.4 million in the prior year-to-date period.

Investment activities in the first nine months of fiscal 2011 used $15.1 million of cash. Capital expenditures were $11.7 million, primarily related to the Company’s investment in two HP digital inkjet presses at its North Chelmsford, Massachusetts facility and its fourth four-color manroland press at the Kendallville, Indiana facility.  For the entire fiscal year, capital expenditures are expected to be approximately $15 to $17 million.  Prepublication costs were $3.2 million, comparable to the first nine months of last year.  For the full fiscal year, prepublication costs are projected to be approximately $4 million.

Financing activities for the first nine months of fiscal 2011 used approximately $1.5 million of cash.  Cash dividends of $7.6 million were paid and borrowings increased by $5.9 million for the year to date.  At June 25, 2011, borrowings under a term loan used to finance the purchase of the Company’s new digital print assets were $5.3 million, with $2.1 million at a fixed annual interest rate of 3.9% and $3.2 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At June 25, 2011, the Company had $24.3 million in borrowings under this facility at an interest rate of 0.7%.  The revolving credit facility, which matures in 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at June 25, 2011.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2011.

The following table summarizes the Company’s contractual obligations and commitments at June 25, 2011 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-term debt (2)	$29,526	$1,758	$27,768	$—	$—
Operating leases (3)	8,196	1,340	1,688	1,455	3,713
Purchase obligations (4)	1,478	1,478	—	—	—
Other liabilities (5)	7,415	—	2,651	1,384	3,380
Total	$46,615	$4,576	$32,107	$2,839	$7,093

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2013.

(3) Represents amounts at September 25, 2010, except for the Stoughton, Massachusetts building lease obligation, which was included in “Other liabilities” at June 25, 2011.

(4) Represents capital commitments.

(5) Includes approximately $3.8 million of restructuring costs related to closing the Stoughton, Massachusetts facility.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for interim and annual periods beginning on or after December 15, 2011, result in common definitions of fair value and common requirements for measurement of and disclosure requirements between accounting principles generally accepted in the United States and International Financial Reporting Standards. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance, effective for the interim and annual periods beginning on or after December 15, 2011, requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In our specialty publishing segment, sales to retailers and distributors are highly concentrated on a small group, including Borders Group, Inc. (“Borders”). On February 16, 2011, Borders filed for Chapter 11 bankruptcy protection and we recorded a charge of $750,000 associated with increasing the bad-debt provision for Borders. Sales to Borders for our publishing segment for the first nine months of fiscal 2011 declined $2.4 million compared to the corresponding period of fiscal 2010. In addition, the Company experienced a 9% reduction in sales in the trade market of its book manufacturing segment in the first nine months of fiscal 2011 compared with the same period last year.

Borders was not successful in either reorganizing itself through the bankruptcy process or selling itself as a going concern.  As a result, in July 2011, Borders commenced liquidating its stores and assets.  Faced with the prospect of losing such an important customer, the Company tested  REA’s goodwill and concluded that the carrying value of REA’s goodwill exceeded its estimated fair market value.  As such, the Company recorded a pre-tax impairment charge of $8.6 million in the third quarter of fiscal 2011, representing 100% of REA’s goodwill as well as approximately $200,000 of prepublication costs related to underperforming titles.

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

We perform an annual assessment for impairment of goodwill and other intangible assets, as well as other long-lived assets, at the end of our fiscal year or whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill and non-cash charges.  Any impairment charge could have a significant negative effect on our reported results of operations.  For example, at the end of the third quarter of fiscal 2011, the Company determined that the fair value of REA was below its carrying value and a pre-tax impairment charge of $8.4 million was recorded, which represented 100% of REA’s goodwill.

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

If we experience problems hiring and retaining skilled employees, our business may be negatively affected.  The timely manufacture and delivery of our products requires an adequate supply of skilled employees, and the operating costs of our manufacturing facilities can be adversely affected by high turnover in skilled positions.  Accordingly, our ability to increase sales, productivity and net earnings could be impacted by our ability to employ the skilled employees necessary to meet our requirements.  Although our book manufacturing locations are geographically dispersed, individual locations may encounter strong competition with other manufacturers for skilled employees.  There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to efficiently operate our facilities.  In addition, unions represent certain groups of employees at one of our locations, and periodically, contracts with those unions come up for renewal.  The outcome of those negotiations could have an adverse affect on our operations at that location.  Also, changes in federal and/or state laws may facilitate the organization of unions at locations that do not currently have unions, which could have an adverse affect on our operations.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Removed and Reserved

Item 5.                    Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.                    Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION (Registrant)

August 3, 2011	By:	s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

August 3, 2011	By:	s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

August 3, 2011	By:	s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.