Form 10-K
period 2011-09-24
COURIER Corp
filed 2011-11-23
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-7597

Courier Corporation

A Massachusetts corporation

I.R.S. Employer Identification No. 04-2502514

15 Wellman Avenue, North Chelmsford, Massachusetts 01863, Telephone No. 978-251-6000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value; Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 26, 2011).

Common Stock, $1 par value - $118,315,983

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 21, 2011.

Common Stock $1 par value — 12,228,636

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its Annual Meeting of Stockholders scheduled to be held on January 25, 2012 are incorporated herein by reference to Part III of this Form 10-K.

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

The book manufacturing segment focuses on streamlining the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution, as well as state-of-the-art digital print capabilities. Courier’s principal book manufacturing markets are religious, educational and specialty trade books with products including Bibles, educational textbooks and trade books. Revenues from this segment accounted for approximately 89% of Courier’s consolidated revenues in fiscal 2011.

The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study guide books for high school, college and graduate students, and professionals.  Creative Homeowner is a New Jersey-based publisher of books on home design, decorating, landscaping and gardening, and also sells home plans. Revenues in this segment were approximately 16% of consolidated sales in fiscal 2011.

The combination of Dover’s, REA’s, and Creative Homeowner’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills are providing a comprehensive end-to-end publishing solution for Courier.

Sales by segment (in thousands)	2011	%	2010	%	2009	%

Book Manufacturing	$230,229	89%	$222,777	87%	$212,228	85%
Specialty Publishing	40,829	16%	46,030	18%	46,769	19%
Intersegment sales	(11,683)	(5)%	(11,667)	(5)%	(10,181)	(4)%
Total	$259,375	100%	$257,140	100%	$248,816	100%

Additional segment information, including the amounts of operating income and total assets, for each of the last three fiscal years, is contained in Note J in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

OPERATING SEGMENTS

BOOK MANUFACTURING SEGMENT

Courier’s book manufacturing segment produces hard and softcover books, as well as related services involved in managing the process of creating and distributing these products for publishers, religious organizations and other information providers.  Courier provides book manufacturing and related services from five facilities in Westford and North Chelmsford, Massachusetts; Philadelphia, Pennsylvania; and Kendallville and Terre Haute, Indiana.

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamline the production of customized textbooks and other materials for use in colleges, universities and businesses.  The acquisition of Highcrest Media complements the Company’s investments during fiscal years 2011 and 2010 in digital printing technology. The $3 million cash acquisition, with additional potential “earn out” payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

In the second quarter of fiscal 2011, the Company closed its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  In the second quarter of fiscal 2009, the Company closed its Book-mart Press one-color manufacturing facility in order to reduce redundant capacity and to lower costs.  The Book-mart Press facility, located in North Bergen, New Jersey, was dedicated to short-run, single-color production. The Company consolidated the Stoughton and Book-mart Press operations into its other manufacturing facilities.

Courier’s book manufacturing operations utilize both offset and digital print technologies, combined with various binding capabilities, to produce both soft and hard cover books.  Each of Courier’s five facilities work synergistically however each has certain specialties adapted to the needs of the market niches Courier serves, such as printing on lightweight paper, book cover production, four-color book manufacturing, hard-cover binding and beginning in 2010, digital printing.  These services are primarily sold to publishers of educational, religious and trade books.  Since 2004, the Company has expanded its four-color book manufacturing capabilities with the addition of four new four-color manroland offset presses at its Kendallville, Indiana facility.  During 2010, the Company built a state-of-the-art digital printing operation at its North Chelmsford, Massachusetts facility through a relationship with HP and installed two more digital presses in fiscal 2011.  These digital print capabilities, combined with Highcrest Media, comprise the Company’s newest market offering, Courier Digital Solutions.

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

Courier’s book manufacturing sales force of 17 people is responsible for all of the Company’s sales to over 400 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Philadelphia, Pennsylvania; Terre Haute, Indiana; North Chelmsford and Westford, Massachusetts.

Sales to Pearson plc aggregated approximately 30% of consolidated sales in fiscal 2011, 25% in fiscal 2010 and 22% in fiscal 2009. Sales to The Gideons International aggregated approximately 23% of consolidated sales in fiscal 2011 and 22% in each of fiscal years 2010 and 2009.  A significant reduction in order volumes or price levels from these customers could have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales in any of the past three fiscal years.  The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 20% in fiscal 2011 and 19% in both fiscal years 2010 and 2009.  Approximately 90% of the export sales were in the book manufacturing segment in each of these years.

All phases of Courier’s business are highly competitive.  The printing industry includes over 32,000 companies.  While most of these companies are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.

SPECIALTY PUBLISHING SEGMENT

Dover is a publisher of books in over 30 specialty categories, including fine and commercial arts, children’s books, crafts, music scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift Editions™.  In 2005, Dover began developing proprietary packaged products under its Dover Fun Kits™ line.  In 2008, Dover introduced a new premium series of hardcover reproductions, Dover Calla Editions™. Towards the end of 2009, Dover launched the first 15 titles in a new series of Sesame Street Activity Books.

Dover sells its products through most American bookstore chains, independent booksellers, mass merchandisers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and over the Internet at www.doverpublications.com.  Dover mails its proprietary catalogs to nearly 450,000 consumers and annually sends over 200 million emails to electing customers.  Dover also maintains www.DoverDirect.com, which is a business-to-business site for its retailers and distributors.

In the second quarter of fiscal 2009, due to a decline in sales and profits at Dover resulting from the continued downturn in the economic environment and in consumer spending, the Company recorded a non-cash, pre-tax impairment charge of $15.6 million, which represented 100% of Dover’s goodwill.

REA publishes more than 900 test preparation and study guide titles.  Product lines include Problem Solvers®, Essentials®, Super Reviews® and Test Preparation books, including its new Crash Course™ and All Access Series™.  REA sells its products around the world through major bookseller chains, college bookstores, and teachers’ supply stores, as well as directly to teachers and other consumers through catalogs and over the Internet at www.REA.com.

In the third quarter of fiscal 2011, faced with the prospect of Borders Group, Inc.’s liquidation, significant store closings and the permanent loss of this important customer, the Company concluded that the carrying value of REA’s goodwill exceeded its estimated fair market value and a pre-tax impairment charge of $8.6 million was recorded, representing 100% of REA’s goodwill as well as approximately $200,000 for prepublication costs related to underperforming titles.

Creative Homeowner is a publisher of books, home plans, and related products for the home and garden retail book market.  The Company purchased 100% of the stock of Creative Homeowner in a $37 million cash transaction.  The acquisition was accounted for as a purchase and accordingly, Creative Homeowner’s financial results were included in the Company’s consolidated financial statements from the date of acquisition.  Creative Homeowner’s 130 titles include books on home decoration, design and improvement, as well as gardening and landscaping.  Its products are sold primarily through home and garden centers, as well as bookstores and direct to consumers over the Internet at www.creativehomeowner.com.  From its line of home plan books, Creative Homeowner offers over 10,000 home plans from which consumers can order blueprints directly over the Internet at www.ultimatehomeplans.com.

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

As part of Courier’s company-wide green initiative, in 2008 Dover, REA and Creative Homeowner launched a new trade mark, Green Edition™, owned by Courier.  In order to be eligible to bear the mark, books must not only be manufactured from recycled paper but also be manufactured in the United States with its stringent environmental standards.  Books that carry this mark have a smaller environmental impact than most books.  The mark is currently being licensed on a royalty-free basis to other publishing customers who have also expressed a desire to use it.  Over 1,300 Green Edition™ titles were produced during fiscal 2011.

The U.S. publishing market is comprised of approximately 75,000 publishers.  Many of these publishers are very small, but a few are much larger than Dover, REA, or Creative Homeowner, or are part of organizations that are much larger.  In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and with the continued adoption of e-books by consumers.  In addition, new web-based publishing businesses are starting up.  Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.  REA offers high quality study guides, test preparation books and software products in almost every academic area including many specialized areas such as teacher certification, adult education, and professional licensing.  Creative Homeowner provides books on home improvement and landscaping that include high-quality photographs, illustrations and written content.

MATERIALS AND SUPPLIES

Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements.  Many of Courier’s book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production.  Dover, REA and Creative Homeowner purchase a significant portion of their books from Courier’s book manufacturing operations. The general trend in the last eighteen months has paper prices rising.

ENVIRONMENTAL REGULATIONS

The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose were made in 2011 or are anticipated in 2012.  In 2007, the Company adopted an “Environmental, Health and Safety Policy” which is available on the Company’s website at www.courier.com. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s financial condition or liquidity.

EMPLOYEES

The Company employed 1,568 persons at September 24, 2011 compared to 1,662 a year ago.  The Company’s relations with its employees are satisfactory.

OTHER

Courier’s educational sales, which represent approximately a third of our business, has seasonal demand which is highest in the second half of our fiscal year.  The remainder of Courier’s business is not significantly seasonal in nature.  There is no portion of Courier’s business subject to cancellation of government contracts or renegotiation of profits.

Courier does not hold any material patents, licenses, franchises or concessions upon which our operations are dependent, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the Internet in connection with each of its business segments.  Through its acquisition of Highcrest Media, the Company owns certain customization software utilized by its customers in the publishing and financial services industries.  Substantially all of REA’s and Creative Homeowner’s publications and a majority of Dover’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.  Many of Dover’s publications include works that are in the public domain.

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

We derived approximately 53% and 47% of our fiscal 2011 and 2010 revenues, respectively, from two major customers.  We expect similar concentrations in fiscal 2012.  We do business with these customers on a purchase order basis and they are not bound to purchase at particular volume levels.  As a result, any of these customers could determine to reduce their order volume with us.  A significant reduction in order volumes from, or the loss of, either of these customers could have a material adverse effect on our results of operations and financial condition.

Because a significant portion of publishing sales are made to or through retailers and distributors, the insolvency of any of these parties could have a material impact on the Company’s financial results.

In our specialty publishing segment, sales to retailers and distributors are highly concentrated on a small group, which previously included Borders Group, Inc. (“Borders”). During fiscal 2011, we recorded a bad debt expense of $700,000 related to the Borders’ bankruptcy and liquidation. Sales to Borders for our publishing segment in fiscal 2011 declined $3.3 million compared to fiscal 2010. In addition, the Company experienced a 9% reduction in sales in the trade market of its book manufacturing segment in fiscal 2011 compared with the prior year.

As a result of the impact of the Borders situation, in the third quarter of fiscal 2011, the Company recorded a pre-tax impairment charge of $8.6 million, representing 100% of REA’s goodwill as well as approximately $200,000 for prepublication costs related to underperforming titles.

Similarly, any bankruptcy, liquidation, insolvency or other failure of another major retailer or distributor could also have a material impact on the Company.

Electronic delivery of content may adversely affect our business.

Electronic delivery of content offers an alternative to the traditional delivery through print.  Widespread consumer acceptance of electronic delivery of books is uncertain, as is the extent to which consumers are willing to replace print materials with online hosted media content.  To the extent that our customers’ acceptance of these electronic alternatives should continue to grow, demand for and/or pricing of our printed products may be adversely affected. To the extent that we do not successfully adapt to provide our content in electronic form, demand for our content may suffer, and to the extent that consumers do no demand our electronic offerings, sales may suffer.

A failure to successfully adapt to changing book sales channels may have an adverse impact on our business.

Over the last several years, the “bricks & mortar” bookstore channel has experienced a significant contraction, including the bankruptcy of Borders Group, Inc. and Nebraska Book Co., the closure of many independent bookstores, and the reduction in inventory and shelf space for books in other national chains.  In addition to expanding our online and direct to consumer sales, we have responded by seeking alternative channels for our products, such as mass merchandising chains.  However, there is no guarantee that we will be able to address the challenges in these channels, including creating price competitive products that will successfully penetrate these markets and accurately predicting the volume of returns.

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

•                  A slowdown in book purchases may result in retailers returning an unusually large number of books to publishers to reduce their inventories.

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

•                  the funding status of multi-employer union pension plans; and

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

We perform an annual assessment for impairment of goodwill and other intangible assets, as well as other long-lived assets, at the end of our fiscal year or whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value, including a downturn in the market value of the Company’s stock.  A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill and non-cash charges.  Any impairment charge could have a significant negative effect on our reported results of operations.  For example, at the end of the third quarter of fiscal 2011, the Company determined that the fair value of REA was below its carrying value and a pre-tax impairment charge of $8.6 million was recorded, which represented 100% of REA’s goodwill as well as approximately $200,000 for prepublication costs related to underperforming titles and long-lived assets.

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

In addition, fluctuations in the markets for paper and raw materials may adversely affect the market for our waste byproducts, including recycled paper, and used plates, and therefore adversely affect our income from such sales.

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

Over the past several years, we have completed several acquisitions, and may continue to make acquisitions in the future.  We believe that these acquisitions provide strategic growth opportunities for us.  Achieving the anticipated benefits of these acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner.  The challenges involved in successfully integrating acquisitions include:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

REAL PROPERTIES

The following schedule lists the facilities owned or leased by Courier at September 24, 2011. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

	Owned/	Square
Principal Activity and Location (Year Constructed)	Leased	Feet
Corporate headquarters and book manufacturing
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA
(1922, 1959, 1963, 1966, 1967, 1980, 1990)	Owned	303,000
Kendallville plant, Kendallville, IN
(1978, 2004, 2006, 2007)	Owned	273,000
Kendallville warehouse, Kendallville, IN (2009, 2010)	Owned	200,000
National plant, Philadelphia, PA (1974, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000	(2)
Moore Langen plant, Terre Haute, IN (1969, 1987)	Owned	43,000
Dover offices and warehouses
Mineola, New York (1948-1983)	Leased	106,000
Westford, MA (1922, 1963, 1966)	Owned	90,000
REA offices and warehouse
Piscataway, New Jersey (1987)	Leased	39,000
Creative Homeowner offices and warehouse
Upper Saddle River, New Jersey (1987)	Leased	6,000

(1)          Houses corporate headquarters and Courier Digital Solutions, as well as sales and marketing offices supporting both the book manufacturing and specialty publishing segments.

(2)          The Stoughton plant was closed in March 2011 and its operations consolidated into the Company’s other manufacturing facilities. A portion of the facility was used for warehousing at September 24, 2011.

EQUIPMENT

The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases certain computers and other equipment, which are subject to more rapid obsolescence.  Capital expenditures amounted to approximately $15.7 million in 2011, $28.4 million in 2010, and $10.1 million in 2009. Fiscal 2011 expenditures primarily related to the Company’s investment in two HP digital inkjet presses at its North Chelmsford, Massachusetts facility and its fourth four-color manroland press at the Kendallville, Indiana facility. Capital expenditures for fiscal 2012 are expected to be between $10 and $12 million. Courier considers its equipment to be in good operating condition and adequate for its present needs.

ENCUMBRANCES AND RENTAL OBLIGATIONS

For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note E of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company is subject to various legal proceedings and claims.  The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 24, 2011.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PEER PERFORMANCE TABLE

The graph below compares the Company’s cumulative total stockholder return on its Common Stock with the cumulative total return on the Standard & Poor’s 500 stock index (the “S&P 500 Index”), a new peer group of companies selected by the Corporation for purposes of the comparison (“Peer Group 1”) and the old peer group (“Peer Group 2”) that the Corporation had been using for comparison over the past several years. Both peer groups are described more fully below including the reasons for making the changes.  This graph assumes the investment of $100 on October 1, 2006 in each of Courier Common Stock, the S&P 500 Index, and the Peer Group 1 and Peer Group 2 Common Stock, and reinvestment of quarterly dividends at the monthly closing stock prices.  The returns of each company have been weighted annually for their respective stock market capitalizations in computing the S&P 500 and Peer Group indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Courier Corporation, S&P 500 Index, Peer Group

Peer Group 2 included the following seven companies:  Borders Group, Inc., Bowne & Company, Inc., Consolidated Graphics, Ennis Business Forms, Inc., Scholastic Corporation, The Standard Register Company, and John Wiley & Sons, Inc. The following were part of Peer Group 2 but are no longer included for the following reasons: Bowne & Company, Inc. was acquired by R. R. Donnelley & Sons Company in 2010 and Borders Group, Inc. was liquidated in 2011.

With the loss of two of the companies in the old Peer Group 2, the Corporation determined that its peer group should be modified and added the following three companies to its new Peer Group 1: Barnes & Noble, Inc., R. R. Donnelley & Sons Company and Quad/Graphics, Inc.

The new Peer Group 1 is now comprised of Barnes & Noble, Inc., Consolidated Graphics, Ennis Business Forms, Inc., Quad/Graphics, Inc., R. R. Donnelley & Sons Company, Scholastic Corporation, The Standard Register Company, and John Wiley & Sons, Inc.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments except as noted in Note A of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate, with further information contained in Note D of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.  The Company believes it is remote that this could have a material impact on results of operations.

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

(b)          Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has filed with the Securities and Exchange Commission the required certifications related to its consolidated financial statements as of and for the year ended September 24, 2011.  These certifications are exhibits to this Annual Report on Form 10-K for the year ended September 24, 2011.

(d)                              Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 24, 2011.

In making its assessment of the Company’s internal control over financial reporting, the Company’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of September 24, 2011.   Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued its attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 24, 2011, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited the internal control over financial reporting of Courier Corporation and subsidiaries (the “Company”) as of September 24, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 24, 2011 of the Company and our report dated November 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP

Boston, Massachusetts

November 23, 2011

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

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	59	Chairman, President and Chief Executive Officer

Robert P. Story, Jr.	60	Director, Executive Vice President, and Chief Operating Officer (Retiring effective December 31, 2011)

Peter M. Folger	58	Senior Vice President and Chief Financial Officer

Rajeev Balakrishna	41	Senior Vice President, General Counsel, Secretary and Clerk

Eric J. Zimmerman	46	Vice President, Publishing (Employment ended November 15, 2011)

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

Mr. Story became Executive Vice President and Chief Operating Officer in November 2006.  He had previously been Senior Vice President and Chief Financial Officer since April 1989.  He joined Courier in November 1986 as Vice President and Treasurer.  He was elected a Director of the Company in February 1995. In November 2011, Mr. Story announced his intention to retire from the Company and resign from the Company’s Board of Directors effective December 31, 2011.

Mr. Folger became Senior Vice President and Chief Financial Officer in November 2006.  He had previously been Controller since 1982 and Vice President since November 1992. In November 2011, Mr. Folger assumed responsibility for the Company’s book manufacturing operations.

Mr. Balakrishna was promoted to Senior Vice President in November 2011 and assumed responsibility for the Company’s publishing operations.  He became Secretary and Clerk in January 2008.  He joined Courier in February 2007 as Vice President and General Counsel.  Prior to that, since 1996, he was an attorney at the law firms of Proskauer Rose LLP and Goodwin Procter LLP and in house Counsel at John Hancock Financial Services, Inc.

Mr. Zimmerman became Vice President, Publishing and an executive officer of Courier Corporation in October 2004.  He joined Courier in December 1994 as General Manager of its former Copyright Management Services operation and became Vice President of e-Commerce for Courier in September 2000. Mr. Zimmerman’s employment with the Company ended on November 15, 2011.

The Company has adopted a code of ethics entitled “Courier Corporation Business Conduct Guidelines,” which is applicable to all of the Company’s directors, officers, and employees.  These Business Conduct Guidelines are available on the Company’s Internet website, located at www.courier.com.

All other information called for by Item 10 is contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 25, 2012.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 is contained in the definitive Proxy Statement, under the caption “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 25, 2012.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of September 24, 2011 regarding shares of common stock of the Company that may be issued under its existing compensation plans, including the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”), the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”), which was replaced by the 2011 Plan, the Courier Corporation 1999 Employee Stock Purchase Plan, the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”), and the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”), which was replaced by the 2010 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	788,467	$19.51	772,573
Equity compensation plans not approved by security holders	—	—	—
Total	788,467	$19.51	772,573

(1)            Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.

(2)            223,729 shares of these 772,573 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(3)            Includes up to 548,844 securities that may be issued in the form of restricted stock.

All other information called for by Item 12 is contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of

Stockholders scheduled to be held on Wednesday, January 25, 2012.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Information called for by Item 13 is contained in the definitive Proxy Statement, under the captions “Director Independence” and “Related Party Transactions,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 25, 2012.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by Item 14 is contained in the definitive Proxy Statement, under the caption “Item 2: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Wednesday, January 25, 2012.  Such information is incorporated herein by reference.

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

10.B-3+

Amendment No. 2, effective September 17, 2010, to the Courier Executive Compensation Program, as amended and restated on December 5, 2005 (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010, and incorporated herein by reference).

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

10L-1+	Courier Corporation 2011 Stock Option and Incentive Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement, as filed on December 3, 2010, and incorporated herein by reference).

10L-2+

Form of Incentive Stock Option Agreement for the Courier Corporation 2011 Stock Option and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 25, 2010 and incorporated herein by reference).

10L-3+

Form of Non-Qualified Stock Option Agreement for the Courier Corporation 2011 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 25, 2010 and incorporated herein by reference).

10L-4+

Form of Stock Grant Agreement for the Courier Corporation 2011 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 25, 2010 and incorporated herein by reference).

10M+	Agreement by and between Courier Corporation and Mr. Robert P. Story, Jr. dated

November 14, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 15, 2011, and incorporated herein by reference).

10N+

Agreement by and between Courier Corporation and Mr. Eric J. Zimmerman dated November 15, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 15, 2011, and incorporated herein by reference).

21*	Schedule of Subsidiaries.

23*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibit is furnished herewith.

+ Designates a Company compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2011.

COURIER CORPORATION

By:	s/Peter M. Folger
Peter M. Folger
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on November 23, 2011.

s/James F. Conway III	s/Peter M. Folger
James F. Conway III	Peter M. Folger
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

s/Paul Braverman	s/Kathleen M. Leon
Paul Braverman	Kathleen M. Leon
Director	Vice President and Controller

s/Kathleen Foley Curly	s/Robert P. Story, Jr.
Kathleen Foley Curley	Robert P. Story, Jr.
Director	Director

s/Edward J. Hoff	s/W. Nicholas Thorndike
Edward J. Hoff	W. Nicholas Thorndike
Director	Director

s/Peter K. Markell	s/Susan L. Wagner
Peter K. Markell	Susan L. Wagner
Director	Director

s/Ronald L. Skates
Ronald L. Skates
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation

North Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the “Company”) as of September 24, 2011 and September 25, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries as of September 24, 2011 and September 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 24, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 23, 2011

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	For the Years Ended
	September 24,	September 25,	September 26,
	2011	2010	2009

Net sales (Note A)	$259,375	$257,140	$248,816
Cost of sales (Note H)	203,341	193,129	191,085

Gross profit	56,034	64,011	57,731

Selling and administrative expenses (Note H)	47,447	47,017	46,385
Impairment charges (Note G)	8,608	4,734	15,607

Operating income (loss)	(21)	12,260	(4,261)

Interest expense, net (Notes A and D)	921	611	676

Pretax income (loss)	(942)	11,649	(4,937)

Income tax provision (benefit) (Note C)	(1,076)	4,535	(1,796)

Net income (loss)	$134	$7,114	$(3,141)

Net income (loss) per share (Notes A and I):

Basic	$0.01	$0.60	$(0.27)

Diluted	$0.01	$0.60	$(0.27)

Cash dividends declared per share	$0.84	$0.84	$0.84

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 24,	September 25,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$104	$107
Investments (Note A)	1,141	1,090
Accounts receivable, less allowance for uncollectible accounts of $789 in 2011 and $968 in 2010 (Note A)	35,320	35,123
Inventories (Note B)	39,353	39,933
Deferred income taxes (Note C)	4,431	4,109
Recoverable income taxes (Note C)	—	1,257
Other current assets	1,443	1,131

Total current assets	81,792	82,750

Property, plant and equipment (Note A):
Land	1,934	1,934
Buildings and improvements	45,799	41,884
Machinery and equipment	231,155	205,158
Furniture and fixtures	1,641	1,720
Construction in progress	2,912	18,841
	283,441	269,537
Less — Accumulated depreciation and amortization	(182,918)	(166,528)

Property, plant and equipment, net	100,523	103,009

Goodwill (Notes A, G, J and K)	16,025	24,697
Other intangibles, net (Notes A, G, J and K)	2,302	2,712
Prepublication costs, net (Notes A and G)	7,334	7,734
Deferred income taxes (Note C)	3,772	—
Other assets	1,278	1,292

Total assets	$213,026	$222,194

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 24,	September 25,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$1,804	$1,794
Accounts payable (Note A)	12,061	14,399
Accrued payroll	7,737	8,792
Accrued taxes (Note C)	2,185	617
Other current liabilities (Note H and L)	7,696	6,566

Total current liabilities	31,483	32,168

Long-term debt (Notes A and D)	19,718	21,904
Deferred income taxes (Note C)	—	1,385
Other liabilities (Note H and L)	7,502	3,788

Total liabilities	58,703	59,245

Commitments and contingencies (Note E)

Stockholders’ equity (Notes A, F and L):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,237,000 in 2011 and 12,057,000 in 2010	12,237	12,057
Additional paid-in capital	19,129	17,762
Retained earnings	123,811	133,828
Accumulated other comprehensive loss	(854)	(698)

Total stockholders’ equity	154,323	162,949

Total liabilities and stockholders’ equity	$213,026	$222,194

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended
	September 24,	September 25,	September 26,
	2011	2010	2009
Operating Activities:
Net income (loss)	$134	$7,114	$(3,141)
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	23,162	20,681	21,401
Impairment charges (Note G)	8,608	4,734	15,607
Stock-based compensation (Note F)	1,440	1,287	1,424
Deferred income taxes (Note C)	(5,479)	1,561	(4,966)
Gain on disposition of assets	—	(183)	—
Changes in assets and liabilities:
Accounts receivable	(197)	(568)	11,450
Inventory	580	(1,866)	(860)
Accounts payable	(2,338)	3,136	(5,992)
Accrued and recoverable taxes	2,825	(2,415)	(528)
Other elements of working capital	103	986	615
Other long-term, net	3,475	(274)	(174)

Cash provided from operating activities	32,313	34,193	34,836

Investment Activities:
Capital expenditures	(15,666)	(28,426)	(10,084)
Acquisition of business (Note K)	—	(3,000)	—
Prepublication costs (Note A)	(4,345)	(4,162)	(4,782)
Proceeds from disposition of assets	—	590	—
Short-term investments	(51)	(73)	(197)

Cash used for investment activities	(20,062)	(35,071)	(15,063)

Financing Activities:
Long-term debt (repayments) borrowings	(2,176)	10,088	(10,129)
Cash dividends	(10,151)	(10,068)	(9,997)
Proceeds from stock plans	413	473	667
Contingent consideration (Note K)	(340)	—	—

Cash provided from (used for) financing activities	(12,254)	493	(19,459)

Increase (decrease) in cash and cash equivalents	(3)	(385)	314

Cash and cash equivalents:
At the beginning of the period	107	492	178

At the end of the period	$104	$107	$492

Supplemental cash flow information:
Interest paid	$635	$469	$641
Income taxes paid (net of refunds)	$1,814	$6,972	$3,799

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
	Total		Additional		Other
	Stockholders’	Common	Paid-In	Retained	Comprehensive
	Equity	Stock	Capital	Earnings	Loss

Balance, September 27, 2008	$176,224	$11,878	$14,788	$149,920	$(362)

Net loss	(3,141)	—	—	(3,141)	—
Cash dividends	(9,997)	—	—	(9,997)	—
Change in pension obligation, net of tax (Notes A and L)	(265)	—	—	—	(265)
Stock-based compensation (Note F)	1,424	11	1,413	—	—
Other stock plan activity	345	67	278	—	—

Balance, September 26, 2009	$164,590	$11,956	$16,479	$136,782	$(627)

Net income	7,114	—	—	7,114	—
Cash dividends	(10,068)	—	—	(10,068)	—
Change in pension obligation, net of tax (Notes A and L)	(71)	—	—	—	(71)
Stock-based compensation (Note F)	1,287	12	1,275	—	—
Other stock plan activity	97	89	8	—	—

Balance, September 25, 2010	$162,949	$12,057	$17,762	$133,828	$(698)

Net income	134	—	—	134	—
Cash dividends	(10,151)	—	—	(10,151)	—
Change in pension obligation, net of tax (Notes A and L)	(156)	—	—	—	(156)
Stock-based compensation (Note F)	1,440	12	1,428	—	—
Other stock plan activity	107	168	(61)	—	—

Balance, September 24, 2011	$154,323	$12,237	$19,129	$123,811	$(854)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Business:  Courier Corporation and its subsidiaries (“Courier” or the “Company”) print, publish and sell books.  Courier has two operating segments: book manufacturing and specialty book publishing.  In January 2010, the Company acquired Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamline the production of customized textbooks and other materials for use in colleges, universities and businesses (see Note K).  Highcrest Media is included in the book manufacturing segment.

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

Financial Instruments: Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations, and contingent consideration (Level 3 — see Note K).  At September 24, 2011 and September 25, 2010, the fair value of the Company’s financial instruments approximated their carrying values.  The Company classifies as cash and cash equivalents amounts on deposit in banks and instruments with maturities of three months or less at time of purchase. The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing (see Note D).

Investments consist of mutual fund investments for which underlying funds primarily invest in equity securities.  Such short-term instruments are held for trading purposes.  These investments are classified as trading securities and are recorded at fair value utilizing quoted prices in active markets at year end.  A loss of $40,000 was incurred on these instruments in 2011; earnings from such investments were $72,000 in 2010; and $21,000 in 2009.  Such amounts are included in the caption “Interest expense, net” in the accompanying consolidated statements of operations.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions.  Interest capitalized was $30,000 in 2011 and $55,000 in 2010; no such interest was capitalized in 2009.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings.

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

“Other intangibles” include trade names, customer lists and technology.  Trade names with indefinite lives are not subject to amortization and are reviewed at least annually for potential impairment at the end of the fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

Prepublication Costs: Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to four years. In fiscal 2011, an impairment charge of approximately $200,000 was recorded related to underperforming titles at Research & Education Association, Inc. (“REA”) and in fiscal 2010, a $475,000 impairment charge was recorded for underperforming titles at Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”) (see Note G).

Long-Lived Assets: Management periodically reviews long-lived assets for impairment. In fiscal 2011, the Company recorded impairments of long-lived assets of approximately $200,000 for REA, as discussed above in the caption “Prepublication Costs” and in Note G, “Goodwill and Other Intangibles,” as well as approximately $300,000 related to restructuring costs discussed in Note H.

Income Taxes: Deferred income tax liabilities and assets are determined based upon the differences between the financial statement and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which these differences are expected to reverse.

Revenue Recognition: Revenue is recognized upon shipment of goods to customers or upon the transfer of ownership for those customers for whom the Company provides manufacturing and distribution services.  Revenue for distribution services is recognized as services are provided.  Shipping and handling fees billed to customers are classified as revenue.  In the specialty publishing segment, revenue is recognized net of an allowance for sales returns.  The process which the Company uses to determine its net sales, including the related reserve allowance for returns, is based upon applying an estimated return rate to current year sales.  This estimated return rate is based on actual historical return experience.  In the Company’s book manufacturing segment, sales returns are not permitted.

Comprehensive Income (Loss): Comprehensive income (loss) includes net income as well as changes in pension plan assets and obligations (see Note L). Total comprehensive income (loss) was ($22,000) in fiscal 2011, $7,043,000 in 2010, and ($3,406,000) in 2009.

Use of Estimates: The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities and assumptions that affect the reported amounts at the date of the financial statements.  Actual results may differ from these estimates.

Net Income per Share: Basic net income per share is based on the weighted average number of common shares outstanding each period.  Diluted net income per share also includes potentially dilutive items such as stock options (Note I).  Shares used to calculate basic and diluted amounts per share for fiscal year 2009 were the same due to the Company incurring a loss in those periods.

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

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance, effective for the interim and annual periods beginning on or after December 15, 2011, requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial results.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. This new guidance gives entities, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued new guidance on the disclosures about an employer’s participation in a multiemployer pension plan. This new guidance requires additional disclosures regarding the significant multiemployer pension plans in which an employer participates. This includes the level of an employer’s contributions in the multiemployer pension plans, and whether those contributions represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant multiemployer pension plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The guidance is effective for fiscal years ending after December 15, 2011. As this guidance only amends the required disclosures in the notes to the consolidated financial statements, the implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

B.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 53% and 54% of the Company’s inventories at September 24, 2011 and September 25, 2010, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.

Inventories consisted of the following at September 24, 2011 and September 25, 2010:

	(000’s omitted)
	2011	2010

Raw materials	$5,574	$5,557
Work in process	8,698	9,371
Finished goods	25,081	25,005
Total	$39,353	$39,933

On a FIFO basis, reported year-end inventories would have been higher by $5.3 million and $5.5 million in fiscal 2011 and fiscal 2010, respectively.

C.  Income Taxes

The income tax provision (benefit) differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s omitted)
	2011	2010	2009

Federal taxes at statutory rate	$(330)	$3,960	$(1,679)
State taxes, net of federal tax benefit	(170)	750	56
Federal manufacturer’s deduction	(390)	(164)	(136)
Research and investment credits	(181)	—	—
Other	(5)	(11)	(37)
Total	$(1,076)	$4,535	$(1,796)

Federal tax benefits were recognized in fiscal years 2011, 2010 and 2009 related to impairment charges for REA, Creative Homeowner and Dover intangible assets (see Note G).  A state tax benefit of approximately 7% was also recognized on the impairment charge in fiscal 2011 for REA.  No state tax benefit was recognized on the impairment charges for Creative Homeowner and Dover as the Company provided a valuation allowance on the related deferred state tax assets.

The provision for income taxes consisted of the following:

		(000’s omitted)
		2011	2010	2009
Current:	Federal	$3,735	$2,057	$2,205
	State	668	917	965
		4,403	2,974	3,170

Deferred:	Federal	(4,417)	1,257	(4,181)
	State	(1,062)	304	(785)
		(5,479)	1,561	(4,966)
Total		$(1,076)	$4,535	$(1,796)

The following is a summary of the significant components of deferred tax assets and liabilities as of September 24, 2011 and September 25, 2010:

	(000’s omitted)
	2011	2010
Current deferred tax assets:
Vacation accrual not currently deductible	$767	$810
Other accruals not currently deductible	553	745
Non-deductible reserves	2,990	2,438
Other	231	224
Total current deferred tax assets	4,541	4,217
Valuation allowances	(110)	(108)
Total current deferred tax assets, net	4,431	4,109

Non-current deferred tax assets (liabilities):
Deferred compensation arrangements	1,975	2,016
Goodwill and other intangibles	10,069	7,993
Accelerated depreciation	(9,506)	(10,882)
State NOL & credit carryforwards	2,777	3,580
Pension obligation (Note L)	314	306
Restructuring reserve	1,350	—
Other	463	338
Total non-current deferred tax assets	7,442	3,351
Valuation allowances	(3,670)	(4,736)
Total non-current deferred tax assets (liabilities), net	3,772	(1,385)

Total deferred tax assets	$8,203	$2,724

The Company fully provided valuation allowances for net operating loss and credit carryforwards in states where the Company does not expect to realize the benefit.  The Company decreased its valuation allowance by $1.1 million in 2011, and increased its valuation allowance by $1.7 million in 2010 and $960,000 in 2009.

During fiscal years 2011, 2010 and 2009 certain federal and state statutes of limitations expired. As such, the unrecognized tax benefits and accrued interest were reduced by approximately $22,000 and $43,000 in fiscal years 2010 and 2009, respectively.  There is no such liability balance remaining at the end of fiscal 2011 and the Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files federal and state income tax returns in various jurisdictions of the United States. With few exceptions, the Company is no longer subject to income tax examinations for years prior to fiscal 2008.  Substantially all U.S. federal tax years prior to fiscal 2008 have been audited by the Internal Revenue Service and closed.

D.  Long-Term Debt

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  The Company’s interest rate at September 24, 2011 was 1.0%.  At September 24, 2011 and September 25, 2010, the Company had $16.7 million and $17.1 million, respectively, in borrowings under its long-term revolving credit facility, which matures in March 2013.

On March 26, 2010, the Company entered into a four-year term loan providing up to $8 million to finance new digital print operation assets and provides a lien on the assets acquired with the proceeds.  At September 24, 2011, $4.8 million of debt was outstanding under this arrangement, with $1.9 million at a fixed annual interest rate of 3.9% and $2.9 million at a fixed annual interest rate of 3.6%.  Current maturities for this loan were $1.8 million at September 24, 2011.

During fiscal 2011, the Company fulfilled its obligation under an industrial bond arrangement, which had provided for a lien on the assets acquired with the proceeds.  At September 25, 2010, $56,000 had been outstanding under this arrangement, which was included in current maturities of long-term debt.

At September 24, 2011, scheduled aggregate principal payments under these obligations were $1,804,000 in 2012, $18,594,000 in 2013 and $1,124,000 in 2014.

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

E.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $1,835,000 in 2011, $1,827,000 in 2010, and $2,568,000 in 2009.  As of September 24, 2011, minimum annual rental commitments under the Company’s long-term operating leases were approximately $1,289,000 in 2012, $1,102,000 in 2013, $986,000 in 2014, $779,000 in 2015, $716,000 in 2016 and $2,970,000 in the aggregate thereafter.  These rental commitments exclude the Company’s lease obligation for the Stoughton, Massachusetts facility, which was included in restructuring costs (see Note H). At both September 24, 2011 and September 25, 2010, the Company had letters of credit outstanding of $2,180,000.  The Company was committed to purchase $1.1 million of equipment at September 24, 2011.

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

	(000’s omitted)
	2011	2010	2009

Stock-based compensation expense	$1,440	$1,287	$1,424
Related tax benefit	(517)	(457)	(464)
Stock-based compensation, net of tax	$923	$830	$960

Unrecognized stock-based compensation cost at September 24, 2011 was $2.4 million to be recognized over a weighted-average period of 2.2 years.

Stock Incentive Plan: In January 2011, stockholders approved the adoption of the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”). Under the 2011 Plan provisions, stock grants as well as both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees up to a total of 600,000 shares.  The 2011 Plan replaced the Company’s Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”).  No further options will be granted under the 1993 Plan.  Under the 2011 Plan, the option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees.  Stock options and stock grants generally vest over three years.

The following is a summary of all option activity for these plans:

		Weighted Average
		Exercise	Remaining
	Shares	Price	Term (Years)
Outstanding at September 27, 2008	429,466	$25.86
Issued	114,682	15.51
Exercised	(73,111)	16.91
Cancelled	(334)	37.29
Expired	(6,817)	23.34
Outstanding at September 26, 2009	463,886	$24.74
Issued	152,085	14.35
Cancelled	(5,413)	19.34
Expired	(92,121)	23.67
Outstanding at September 25, 2010	518,437	$21.94
Issued	97,540	7.40
Expired	(28,281)	27.35
Outstanding at September 24, 2011	587,696	$19.27	2.9

Exercisable at September 24, 2011	351,583	$24.37	2.0
Available for future grants	394,372

There was no aggregate intrinsic value for options outstanding at September 24, 2011.  There were 83,274 non-vested stock grants outstanding at the beginning of fiscal 2011 with a weighted-average fair value of $16.78 per share.  During 2011, 108,088 stock grants were awarded with a weighted-average fair value of $7.40 per share.  There were 19,525 stock grants that vested in 2011 with a weighted-average fair value of $21.63 per share. At September 24, 2011, there were 171,837 non-vested stock grants outstanding with a weighted-average fair value of $10.32.

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

The following is a summary of all option activity for these plans:

		Weighted Average
		Exercise	Remaining
	Shares	Price	Term (Years)
Outstanding at September 27, 2008	163,620	$31.63
Issued	45,567	15.17
Expired	(22,500)	20.97
Outstanding at September 26, 2009	186,687	$28.89
Issued	53,179	13.71
Expired	(33,000)	32.65
Outstanding at September 25, 2010	206,866	$24.39
Issued	43,477	14.76
Expired	(49,572)	32.89
Outstanding at September 24, 2011	200,771	20.20	2.6

Exercisable at September 24, 2011	121,846	$24.04	1.7
Available for future grants	154,472

There was no aggregate intrinsic value for options outstanding at September 24, 2011.  Under the 2010 Plan, there were 13,181 non-vested stock grants outstanding at the beginning of fiscal 2011 with a weighted-average fair value of $13.71 per share. During 2011, 11,767 stock grants were awarded with a weighted-average fair value of $14.76 per share. There were 4,396 stock grants that vested in 2011 with a weighted-average fair value of $13.71 per share. At September 24, 2011, there were 20,552 non-vested stock grants outstanding with a weighted-average fair value of $14.31.

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash.  Such shares issued in 2011, 2010 and 2009 were 11,520 shares, 12,404 shares, and 10,542 shares at a fair market value of $14.76, $13.71and $15.17, respectively.

Employee Stock Purchase Plan: The ESPP allows eligible employees to purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  On January 20, 2010, stockholders approved an amendment to the ESPP increasing the shares authorized under the plan by 300,000 to an aggregate of 637,500 shares of Company common stock available for issuance under the plan.  During 2011, 2010, and 2009, 48,774 shares, 39,273 shares, and 40,560 shares, respectively, were issued under the plan at an average price of $8.46 per share, $12.05 per share, and $12.49 per share, respectively.  Since inception, 413,771 shares have been issued.  At September 24, 2011, an additional 223,729 shares were reserved for future issuances.

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

Stock-Based Compensation: The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.

The following key assumptions were used to value options issued:

	2011	2010	2009
Risk-free interest rate	1.0%–2.0%	1.4%–2.8%	2.0%–2.5%
Expected volatility	48%–49%	46%–49%	38%–46%
Expected dividend yield	5.7%–11.4%	5.8%–6.1%	5.4%–5.7%
Estimated life for grants under:
Stock Incentive Plan	5 years	5 years	5 years
Directors’ Stock Equity Plans	5 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The following is a summary of the weighted average fair value per share of options granted during each of the past three fiscal years, based on the Black-Scholes option-pricing model.

	Stock Option/ Incentive Plans			Directors’ Stock Equity Plans
On grant date:	2011	2010	2009	2011	2010	2009
Exercise price equal to stock price	$1.12	$3.73	$4.13	$3.98	$3.46	$3.25

G.  Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (a “triggering event”). These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test.  In the third quarter of fiscal 2011, the Company determined there was a triggering event for REA. Borders Group, Inc. (“Borders”) had been one of REA’s most significant customers and the Borders situation described below had a direct impact on REA’s sales and operating results.  On February 16, 2011, Borders filed for Chapter 11 bankruptcy protection. Borders was not successful in either reorganizing itself through the bankruptcy process or selling itself as a going concern.  As a result, in July 2011, Borders commenced liquidating its remaining stores and assets.  Faced with the prospect of Borders’ liquidation, significant store closings and the permanent loss of this important customer, the Company performed the step-one impairment test on REA’s goodwill.  After performing the step-one test, the Company determined that the fair value of REA was below its carrying value and as such the second step was required.  In arriving at this conclusion, the Company used a valuation methodology based on a discounted cash flow and a market value approach (Level 3 in the three-tier hierarchy — see Note A).  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period. The second step of the impairment test for REA included estimating the fair value of the tangible and identified intangible assets and liabilities of the impaired reporting unit.  The implied fair value of goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  Based on the results of these valuations, the Company concluded it was necessary to record a pre-tax impairment charge of $8.4 million, representing all of REA’s goodwill, at the end of the third quarter of fiscal 2011. In addition, an impairment charge of approximately $200,000 for prepublication costs was recorded relating to underperforming titles (see Note A).

In the fourth quarter of fiscal 2010, a $4.3 million pre-tax impairment charge was recorded for all of the remaining intangible assets of Creative Homeowner, including $1.8 million of goodwill, $1.9 million for customer lists and $0.6 million related to trade name. In the second quarter of fiscal 2009, the Company recorded a $15.6 million pre-tax impairment charge related to Dover Publications, Inc. (“Dover”), representing 100% of Dover’s goodwill.

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

The following table reflects the components of “Goodwill” at September 24, 2011, September 25, 2010 and September 26, 2009:

	(000’s omitted)
	Book Manufacturing	Specialty Publishing	Total
Goodwill	$14,772	$41,102	$55,874
Accumulated impairment charges	—	(30,894)	(30,894)
Balance at September 26, 2009	14,772	10,208	24,980
Acquisition of Highcrest Media (Note K)	1,517	—	1,517
Impairment charge (Level 3)	—	(1,800)	(1,800)
Balance at September 25, 2010	$16,289	$8,408	$24,697
Impairment charge (Level 3) and other	(264)	(8,408)	(8,672)
Balance at September 24, 2011	$16,025	—	$16,025

The following table reflects the components of “Other intangibles” at September 24, 2011, September 25, 2010 and September 26, 2009:

	(000’s omitted)
	Book Manufacturing			Specialty Publishing
	Trade Name	Customer Lists	Technology & Other	Trade Name	Customer Lists	Total
Balance at September 26, 2009	$931	$150	—	$550	$2,089	$3,720
Acquisition (Note K)	—	700	1,230	—	—	1,930
Amortization expense	—	(124)	(175)	—	(180)	(479)
Impairment charge (Level 3)	—	—	—	(550)	(1,909)	(2,459)
Balance at September 25, 2010	$931	$726	$1,055	$—	$—	$2,712
Amortization expense	—	(164)	(246)	—	—	(410)
Balance at September 24, 2011	$931	$562	$809	—	—	$2,302

“Other intangibles” at September 24, 2011 included customer lists related to Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over a 10-year period, as well as customer lists, technology and other intangibles related to the acquisition of Highcrest Media, which are being amortized over a 5-year period. Amortization expense was $410,000 in fiscal 2011, $479,000 in fiscal 2010, and $200,000 in fiscal 2009. Annual amortization expense over the next three years will be $410,000; decreasing to $135,000 and $6,000 in the fourth and fifth years, respectively. At September 24, 2011, “other intangibles” were net of accumulated amortization of $0.8 million for the book manufacturing segment.

H. Restructuring Costs

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed due to local real estate market conditions.  Of the total $7.7 million of restructuring costs in the book manufacturing segment, $7.3 million was included in cost of sales and $0.4 million was included in selling and administrative expenses. Annual savings from this plant closure are projected to be approximately $4.5 million. Payments of approximately $4.7 million will be made over periods ranging from 4 years for the building lease obligation to 20 years for the liability related to the multi-employer pension plan.  At September 24, 2011, approximately $1.0 million of the restructuring payments were included in “Other current liabilities” and $3.7 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the accrual balances for these restructuring costs.

	(000’s omitted)
			Accrual at
	Restructuring	Costs Paid	September 24,
	Costs	Or Settled	2011
Employee severance and benefit costs	$2,269	$(1,984)	$285
Early withdrawal from multi-employer plan	2,146	(27)	2,119
Lease termination, facility closure and other costs	3,257	(912)	2,345
Total	$7,672	$(2,923)	$4,749

In fiscal 2009, restructuring charges of $4.8 million included costs associated with winding down Creative Homeowner’s distribution services and closing and consolidating Book-mart Press, a one-color manufacturing facility, as well as employee severance expenses related to additional cost saving actions taken in both of the Company’s segments.

The following table details fiscal 2009 restructuring costs by segment and classification in the accompanying consolidated statements of operations as such amounts have been paid or settled by September 24, 2011.

	(000’s omitted)
	Book	Specialty
	Manufacturing	Publishing	Total
	Segment	Segment	Company
Included in costs of sales	$3,807	$107	$3,914
Included in selling and administrative expenses	491	377	868
Total restructuring costs	$4,298	$484	$4,782

I.  Net Income per Share

Following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income (loss) per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans. In fiscal 2009, approximately 16,000 potentially dilutive shares were excluded due to the Company incurring a loss in that period.

	(000’s omitted)
	2011	2010	2009
Weighted average shares for basic	11,985	11,916	11,850
Effect of potentially dilutive shares	37	19	—
Weighted average shares for dilutive	12,022	11,935	11,850

J.  Operating Segments

The Company has two operating segments: book manufacturing and specialty publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers. In January 2010, the Company acquired Highcrest Media, which has been included in the book manufacturing segment (see Note K).  The specialty publishing segment consists of Dover, Creative Homeowner and REA.

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

Dollar amounts in the following table are presented in thousands.

	Total Company	Book Manufacturing	Specialty Publishing	Unallocated
Fiscal 2011
Net sales	$259,375	$230,229	$40,829	$(11,683)
Operating income (loss)	(21)	14,822	(4,821)	(10,022)
Total assets	213,026	169,758	32,874	10,394
Goodwill, net	16,025	16,025	—	—
Depreciation	18,129	17,061	355	713
Amortization	5,033	410	4,623	—
Capital expenditures and prepublication costs	20,011	15,128	4,522	361
Interest expense, net	921	—	—	921

Fiscal 2010
Net sales	$257,140	$222,777	$46,030	$(11,667)
Operating income (loss)	12,260	19,070	(714)	(6,096)
Total assets	222,194	167,878	44,437	9,879
Goodwill, net	24,697	16,289	8,408	—
Depreciation	15,000	13,873	361	766
Amortization	5,681	299	5,382	—
Capital expenditures and prepublication costs	32,588	27,360	4,331	897
Interest expense, net	611	—	—	611

Fiscal 2009
Net sales	$248,816	$212,228	$46,769	$(10,181)
Operating income (loss)	(4,261)	14,667	(2,189)	(16,739)
Total assets	208,437	145,730	51,151	11,556
Goodwill, net	24,980	14,772	10,208	—
Depreciation	15,919	14,573	531	815
Amortization	5,482	19	5,463	—
Capital expenditures and prepublication costs	14,866	7,255	4,946	2,665
Interest expense, net	676	—	—	676

Export sales as a percentage of consolidated sales were approximately 20% in 2011 and 19% in both 2010 and 2009.  Approximately 90% of export sales were in the book manufacturing segment in fiscal years 2011, 2010, and 2009.  Sales to the Company’s largest customer amounted to approximately 30% of consolidated sales in 2011, 25% in 2010 and 22% in 2009. In addition, sales to another customer amounted to approximately 23% of consolidated sales in fiscal 2011 and 22% in each of fiscal years 2010 and 2009.  These two customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales.  Customers are granted credit on an unsecured basis.  Receivables for the customers that account for more than 10% of consolidated sales, as a percentage of consolidated accounts receivable, were 37% and 32% at September 24, 2011 and September 25, 2010, respectively.

K.  Business Acquisition

On January 15, 2010, the Company acquired the assets of Highcrest Media, a Massachusetts-based provider of solutions that streamline the production of customized textbooks and other materials for use in colleges, universities and businesses.  The acquisition also complements the Company’s investment in digital printing technology. The $3 million cash acquisition, with additional potential “earn out” payments of up to $1.2 million, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

The acquisition of Highcrest Media was recorded by allocating the fair value of consideration of the acquisition to the identified assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date.  The excess of the fair value of consideration of the acquisition over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Intangible assets other than goodwill are being amortized over a 5-year period. Goodwill and other intangibles are tax deductible. The Company also assumed operating leases for some of Highcrest Media’s equipment.

The purchase price allocation was as follows:

(000’s omitted)

Accounts receivable	$379
Inventories	41
Machinery, equipment and other long-term assets	272
Amortizable intangibles	1,930
Goodwill	1,517
Accounts payable and accrued liabilities	(289)
Fair value of contingent “earn out” consideration	(850)
Net cash paid	$3,000

The future earn out potential payments were valued at acquisition at $850,000 using a probability weighted discounted cash flow model (Level 3 in the hierarchy) and may be paid out over three years based on achieving certain revenue targets. A fair value assessment of the contingent earn out consideration payable was performed at year end resulting in recognition of $165,000 of expense in fiscal 2011 and $70,000 in fiscal 2010. The first year’s revenue target was achieved and a resulting $400,000 payment was made in the second quarter of fiscal 2011, leaving a liability of $685,000 at September 24, 2011.

L.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan (“PSSP”), which includes an Employee Stock Ownership Plan (“ESOP”).  Retirement costs included in the accompanying financial statements amounted to approximately $3,286,000 in 2011, $3,224,000 in 2010, and $3,346,000 in 2009. At September 24, 2011 and September 25, 2010, the Company had $1.2 million and $1.3 million, respectively, accrued for the PSSP, which is included in the accompanying consolidated balance sheet under the caption “Other current liabilities.”

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

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During the last three years, no such shares were allocated to eligible participants.  At September 24, 2011, the ESOP held 335,190 shares on behalf of the participants.

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

The following tables provide information regarding the Dover plan:

Other changes in plan assets and obligations	(000’s omitted)
recognized in other comprehensive income (loss):	2011	2010
Accumulated other comprehensive loss at beginning of year	$(698)	$(627)
Net loss incurred in year, net of tax	(214)	(123)
Amortization of actuarial net losses, net of tax	58	52
Accumulated other comprehensive loss at end of year	$(854)	$(698)

	(000’s omitted)
Change in projected benefit obligation:	2011	2010
Benefit obligation at beginning of year	$2,927	$2,782
Administrative cost	7	7
Interest cost	128	144
Actuarial loss	305	344
Benefits paid	(366)	(350)
Benefit obligation at end of year	$3,001	$2,927

	(000’s omitted)
Change in plan assets:	2011	2010
Fair value of plan assets at beginning of year	$2,393	$2,440
Actual return on plan assets	139	303
Employer contributions	101	—
Benefits paid	(367)	(350)
Fair value of plan assets at end of year	$2,266	$2,393

Funded status at end of year	$(735)	$(534)

Components of net periodic benefit cost:	2011	2010	2009
Administrative cost	$7	$7	$7
Interest cost	128	144	167
Expected return on plan assets	(138)	(157)	(174)
Amortization of unrecognized net loss	91	84	27
Net periodic benefit cost	$88	$78	$27

Weighted-average assumptions used to determine:

Projected benefit obligation	2011	2010	2009
Discount rate	4.00%	4.50%	5.25%
Rate of compensation increase	None	None	None
Expected return on plan assets	6.00%	6.00%	7.00%

Net periodic benefit cost	2011	2010	2009
Discount rate	4.50%	5.25%	7.00%
Rate of compensation increase	None	None	None
Expected return on plan assets	6.00%	7.00%	7.00%

The discount rate and expected return on plan assets used for calculating costs and benefit obligations are determined by the Company’s management after considering actuary recommendations. The assumed discount rates are based on the yield on high quality corporate bonds as of the applicable measurement date.  Accrued pension cost of $735,000 at September 24, 2011 and $534,000 at September 25, 2010 was included in the accompanying consolidated balance sheet under the caption “Other liabilities.”

The Company expects to make cash contributions of approximately $100,000 to its pension plan in 2012. The Company’s strategy is generally to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however, the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.  The fair value of the insurance contracts was based on negotiated value and the underlying investments, and considers the credit worthiness of the issuer of such contracts (Level 3 in the hierarchy). Insurance contracts held by the Dover plan are issued by a well-known, highly rated insurance company. The underlying investments are government, asset-backed and fixed income securities.

M.  Subsequent Events

In November 2011, Robert P. Story, Jr., the Company’s Executive Vice President and Chief Operating Officer, announced his intention to retire effective December 31, 2011.  In addition, subsequent to September 24, 2011, cost reduction measures were taken in the Company’s specialty publishing segment.  Related severance and post-retirement benefit expenses are expected to impact the Company’s results in the first quarter of fiscal 2012 by approximately $1.5 million.

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollars in millions except per share data)

	2011	2010	2009	2008	2007

Operating Data
Net sales	$259.4	$257.1	$248.8	$280.3	$294.6
Gross profit	56.0	64.0	57.7	77.9	96.4
Net income (loss)	0.1	7.1	(3.1)	(0.4)	25.7
Net income (loss) per diluted share	0.01	0.60	(0.27)	(0.03)	2.03
Dividends declared per share	0.84	0.84	0.84	0.80	0.72

Balance Sheet and Cash Flow Data
Total assets	213.0	222.2	208.4	240.5	269.8
Long-term debt	19.7	21.9	13.5	23.6	17.4
Stockholders’ equity	154.3	162.9	164.6	176.2	203.0
Working capital	50.3	50.6	52.4	56.8	56.0
Current ratio	2.6	2.6	2.9	2.7	2.5
Capital expenditures and prepublication costs	20.0	32.6	14.9	17.9	31.8
Depreciation and amortization	23.2	20.7	21.4	21.4	18.9

Additional items
Long-term debt as a percentage of capitalization	11.3%	11.8%	7.6%	11.8%	7.9%
Stockholders’ equity per share	12.61	13.51	13.77	14.84	16.10
Shares outstanding (in 000’s)	12,237	12,057	11,956	11,878	12,612
Number of employees	1,568	1,662	1,603	1,825	1,830

Fiscal 2011, 2010, and 2009 results include non-cash pre-tax impairment charges of $8.6, $4.7 and $15.6 million, respectively (Note G).

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

OUTLOOK

In the past year, the book industry continued to face many challenges from both the unsettled economy and the impact of the Borders Group, Inc. (“Borders”) bankruptcy and liquidation. The shrinkage in the industry’s trade sales resulting from the Borders situation affected both the Company’s specialty publishing segment as well as the publishing customers served by the Company’s book manufacturing segment.  In addition, the decline in demand for one-color books led to the closure of the Company’s smallest, least versatile manufacturing facility. Despite these challenges, the Company experienced significant achievements in both of its operating segments. In the book manufacturing segment, recent investments in four-color technology increased the Company’s capacity for growth and improved operating efficiencies. In the specialty publishing segment, new sales channels were cultivated to complement traditional bookstore sales and investments were made in digital and online offerings.

In the book manufacturing segment, the Company continued to benefit from its leadership and investment in four-color book manufacturing technology. During the year the Company added four-color press capacity, both digital and offset, to meet growing demand for college textbooks. A fourth high-speed four-color manroland offset press was installed in the first quarter at the Company’s Kendallville, Indiana facility. In addition, a multi-year arrangement was reached early in the year with a major educational publisher that precipitated the installation of two additional state-of-the-art digital inkjet presses and finishing systems. Further, these investments, coupled with last year’s acquisition of Highcrest Media, positioned the Company to capitalize on the high-growth market for customized college textbooks.

In the specialty publishing segment, over $3 million of the decline in sales for the year was attributable to Borders. The greatest impact was at REA, which led to a non-cash impairment charge in fiscal 2011. However, during the year, the Company saw gains in sales to online retailers and mass merchandising chains. In addition, the Company began efforts to expand its digital offerings, including the conversion of printed content into electronic form to take advantage of the growing market for e-books, maximize the flexibility to reintroduce or repurpose out-of-print titles, and make the quality of the publishing segment’s content more visible to online shoppers and search engines.

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

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share amounts)

				Percent Change
				2011	2010
				vs.	vs.
	2011	2010	2009	2010	2009

Net sales	$259,375	$257,140	$248,816	1%	3%
Gross profit	56,034	64,011	57,731	-12%	11%
As a percentage of sales	21.6%	24.9%	23.2%
Selling and administrative expenses	47,447	47,017	46,385	1%	1%
Impairment charges	8,608	4,734	15,607
Operating income (loss)	(21)	12,260	(4,261)
Interest expense, net	921	611	676
Pretax income (loss)	(942)	11,649	(4,937)
Income tax provision (benefit)	(1,076)	4,535	(1,796)
Net income (loss)	$134	$7,114	$(3,141)

Net income (loss) per diluted share	$0.01	$0.60	$(0.27)

For fiscal 2011, overall revenues grew 1% to $259 million compared to the prior year. In the book manufacturing segment, sales increased 3% over fiscal 2010 to $230 million, with growth in religious and education revenues, particularly to the college textbook market.  This growth was offset in part by a decline in trade sales. The Borders Group, Inc. (“Borders”) bankruptcy and liquidation adversely impacted the publishing industry and in turn, both of the Company’s operating segments. In the specialty publishing segment, revenues decreased 11% to $41 million compared to the prior year, including a decline in sales to Borders of $3.3 million. Net income for fiscal 2011 was $134,000, which included a pre-tax impairment charge related to REA, where Borders was a significant customer, of $8.6 million, or $.42 per diluted share. In addition, the Company recorded pre-tax restructuring costs of $7.7 million, or $.42 per diluted share, associated with the closing of its smallest and least versatile one-color manufacturing facility located in Stoughton, Massachusetts.

Revenues for fiscal 2010 were $257 million, an increase of 3% over fiscal 2009.  In the book manufacturing segment, revenues grew 5% to $223 million compared to the prior year, with sales growth in all three of its principal markets largely due to increased demand for four-color books.  Revenues in the specialty publishing segment were $46 million, down 2% from fiscal 2009, with sales growth at REA and Dover offset by a decline in sales at Creative Homeowner.  The winding down of Creative Homeowner’s book distribution services in January 2009 also contributed $1.2 million to its sales decline compared to fiscal 2010.  Net income for fiscal 2010 was $7.1 million, which included a pre-tax impairment charge related to Creative Homeowner of $4.7 million, or $.26 per diluted share compared to a loss of $3.1 million in fiscal 2009, which included a pre-tax impairment charge related to Dover of $15.6 million, or $.86 per diluted share.

Impairment Charges

The Company evaluates possible impairment at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Borders had been one of REA’s most significant customers and the Borders bankruptcy and liquidation had a direct impact on REA’s sales and operating results. Borders was not successful in either reorganizing itself through the bankruptcy process or selling itself as a going concern.  Faced with the prospect of Borders’ liquidation, significant store closings and the permanent loss of this important customer, the Company performed an impairment test on REA’s goodwill and concluded that the carrying value of REA’s goodwill exceeded its estimated fair market value.  As such, the Company concluded it was necessary to record a pre-tax impairment charge of $8.6 million in the third quarter of fiscal 2011, representing 100% of REA’s goodwill, as well as approximately $200,000 of prepublication costs related to underperforming titles. No goodwill or other intangible assets remain in the specialty publishing segment at September 24, 2011.

In the fourth quarter of fiscal 2010, the Company concluded that the carrying value of Creative Homeowner’s goodwill and other intangible assets exceeded their estimated fair market value following a decline in sales and operating results. As such, the Company recorded a $4.7 million non-cash, pre-tax impairment charge for Creative Homeowner’s goodwill, trade name, and customer list intangible assets as well as approximately $0.5 million related to prepublication costs. On an after-tax basis, the total impairment charge was $3.1 million, or $.26 per diluted share.

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

Restructuring Costs

The Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility in the second quarter of fiscal 2011 due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs.  Of the total $7.7 million of restructuring costs in the book manufacturing segment, $7.3 million was included in cost of sales and $0.4 million was included in selling and administrative expenses. Annual savings from this plant closure are projected to be approximately $4.5 million. Remaining payments of approximately $4.7 million will be made over periods ranging from 4 years for the building lease obligation to 20 years for the liability related to the multi-employer pension plan.  At September 24, 2011, approximately $1.0 million of the restructuring payments were included in “Other current liabilities” and $3.7 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the accrual balances for these restructuring costs.

	(000’s omitted)
			Accrual at
	Restructuring	Costs Paid	September 24,
	Costs	Or Settled	2011
Employee severance and benefit costs	$2,269	$(1,984)	$285
Early withdrawal from multi-employer plan	2,146	(27)	2,119
Lease termination, facility closure and other costs	3,257	(912)	2,345
Total	$7,672	$(2,923)	$4,749

In fiscal 2009, restructuring charges of $4.8 million included costs associated with winding down Creative Homeowner’s distribution services and closing and consolidating a small one-color manufacturing facility during the second quarter of fiscal 2009, as well as employee severance expenses related to additional cost-saving actions taken in both of the Company’s segments.

The following table details fiscal 2009 restructuring costs by segment and classification in the accompanying consolidated statements of operations.

	(000’s omitted)
	Book	Specialty
	Manufacturing	Publishing	Total
	Segment	Segment	Company
Included in costs of sales	$3,807	$107	$3,914
Included in selling and administrative expenses	491	377	868
Total restructuring costs	$4,298	$484	$4,782

Business Acquisition

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamline the production of customized textbooks and other materials for use in colleges, universities and businesses.  The acquisition also complemented the Company’s investment during fiscal 2010 in digital inkjet printing technology. The $3 million cash acquisition, with additional potential “earn out” payments of up to $1.2 million, of which $400,000 has been paid to date, was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition. Also, during fiscal 2010, the Company built a state-of-the-art digital printing operation at its North Chelmsford, Massachusetts facility.  The Company purchased one of the first HP digital inkjet web presses and finishing systems designed specifically for book manufacturing and purchased two additional digital inkjet presses and finishing systems in fiscal 2011.  These digital print capabilities, combined with Highcrest Media, comprise Courier Digital Solutions, providing a complete complement of services to the Company’s book manufacturing customers.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(Dollars in thousands)

				Percent Change
				2011	2010
				vs.	vs.
	2011	2010	2009	2010	2009

Net sales	$230,229	$222,777	$212,228	3%	5%
Gross profit	42,586	46,757	40,532	-9%	15%
As a percentage of sales	18.5%	21.0%	19.1%
Selling and administrative expenses	27,764	27,687	25,865	—	7%
Operating income	$14,822	$19,070	$14,667	-22%	30%

Revenues

Within this segment, the Company focuses on three key publishing markets: education, religious and specialty trade. Sales to the education market in fiscal 2011 rose 9% to $100 million compared to the prior year, primarily from sales of four-color college textbooks, including growth from the Company’s new digital print facility and from the acquisition of Highcrest Media.  Sales of elementary and high school books declined compared to last year reflecting continued budget pressures on school systems nationwide and fewer textbook adoption opportunities.  Sales to the religious market were up 5% for the year to $66 million compared to fiscal 2010.  During the first quarter of fiscal 2011, the Company entered into a multi-year agreement with its largest religious customer, a leading global missionary organization, which provides incentives for growth through 2020.  Sales to the specialty trade market decreased 9% to $54 million in fiscal 2011 compared with last year, as publishers adjusted their ordering in reaction to Borders’ bankruptcy and related store liquidation, as well as the growth of e-books.

In January 2011, the Company reached a multi-year book manufacturing arrangement with Pearson Education, the world’s largest educational publisher, which anticipates sales growth with this customer.  To support this growth, in fiscal 2011, the Company installed two additional HP digital inkjet presses at its North Chelmsford, Massachusetts facility to provide needed capacity for four-color custom textbooks.  In addition, in December 2010, installation was completed on a fourth high-speed four-color manroland offset press at the Company’s Kendallville, Indiana facility.  Each of these presses experienced smooth startups.

In fiscal 2010, sales to the education market were up 6% to $92 million compared with fiscal 2009, primarily due to sales of four-color textbooks to colleges and universities as well as sales through Courier Digital Solutions, which combined the new digital inkjet printing operation with Highcrest Media. Sales to the specialty trade market were up 6% to $59 million compared with the prior year, with growth in new accounts and sales of four-color trade books.  Sales to the religious market increased 6% to $63 million in fiscal 2010, bouncing back from a down year in fiscal 2009.

Cost of Sales /Gross Profit

Cost of sales in the book manufacturing segment increased by $11.6 million, or 7%, compared to fiscal 2010, including $7.3 million of restructuring costs associated with closing and consolidating the Stoughton facility.  Also, depreciation expense increased by almost $4 million in fiscal 2011 related to the addition of four-color offset and digital press capacity.  Gross profit decreased by 9% to $43 million compared with the prior year, reflecting the impact of the $7.3 million of restructuring costs in fiscal 2011 and continued competitive pricing pressures. The decline in gross profit was offset in part by gains from a favorable shift in sales mix, increased revenue from recycling programs, and operating efficiencies resulting from recent technology investments.  In addition, the Company realized cost savings subsequent to the March 2011 closing of the Stoughton manufacturing facility.

In fiscal 2010, cost of sales in the book manufacturing segment increased 3% to $176 million compared with fiscal 2009, which included $3.8 million of restructuring costs, reflecting the increase in sales volume.  During the third quarter of fiscal 2010, the Company completed the integration of Highcrest Media and at the beginning of the fourth quarter, completed the installation and ramp up of the first new digital inkjet press. Related integration and start-up costs were approximately $0.7 million in the second half of fiscal 2010.  Gross profit increased 15% to $46.8 million compared with the prior year and, as a percentage of sales, improved to 21% from 19%.  The improvement in gross profit reflected the growth in sales, improved capacity utilization, the benefit of prior-year cost reduction measures, and increased recycling income, as well as prior-year restructuring costs.  These improvements were offset in part by continued industry-wide pricing pressures and the impact of start-up costs for the digital print operation and integration of Highcrest Media.

Selling and Administrative Expenses

Selling and administrative expenses in the book manufacturing segment in fiscal 2011 were $28 million, comparable to fiscal 2010.  Such expenses for fiscal 2011 included $0.4 million of restructuring costs related to closing the Stoughton facility which were offset by a decrease in variable compensation.

Selling and administrative expenses for the segment increased 7% to $28 million in fiscal 2010 compared with fiscal 2009, which had included approximately $0.5 million of severance-related restructuring costs.  Cost savings from staff reductions were offset by an increase in variable compensation based on increased sales and earnings levels in fiscal 2010.

Operating Income

Operating income in the Company’s book manufacturing segment in fiscal 2011 decreased by $4 million to $15 million compared with the prior year, including the impact of $7.7 million of restructuring costs. Offsetting improvements in operating income reflect sales growth in fiscal 2011, investments in technology, closing a manufacturing facility with excess capacity and increased operating efficiencies.

Operating income in this segment in fiscal 2010 grew by $4.4 million to $19.1 million compared with fiscal 2009, which had included $4.3 million of restructuring costs. In fiscal 2010, operating income improved due to the growth in sales and the benefit of prior-year cost reduction measures, which were offset by the impact of pricing pressures.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(Dollars in thousands)

				Percent Change
				2011	2010
				vs.	vs.
	2011	2010	2009	2010	2009

Net sales	$40,829	$46,030	$46,769	-11%	-2%
Gross profit	13,423	17,332	16,907	-23%	3%
As a percentage of sales	32.9%	37.7%	36.2%
Selling and administrative expenses	18,244	18,046	19,096	1%	-5%
Operating loss	$(4,821)	$(714)	$(2,189)

Revenues

The Company’s specialty publishing segment is comprised of Dover, Creative Homeowner and REA. Revenues for fiscal 2011 were down $5 million to $41 million compared to the prior year, largely due to a $3.3 million decline in sales to Borders. The Borders liquidation had the largest impact on REA, where sales decreased 27% to $5 million compared to last year. Sales at Creative Homeowner were down 13% to $7 million for the year versus fiscal 2010 due to continued softness in the housing market as well as a decline in sales to Borders. At Dover, sales were down 7% to $29 million for fiscal 2011 compared with the prior year. The reduction in Dover’s sales also reflects the impact of the decline in sales to Borders, which more than offset growth in both international sales and sales to online retailers.  Dover achieved double-digit growth during the year in sales to online retailers and mass merchandising chains.

Revenues for fiscal 2010 were $46.0 million, down 2% from fiscal 2009.  Sales at Creative Homeowner were down 27% to $8 million compared with last year, reflecting the persistent weakness in the nation’s housing sector. Approximately $1.2 million of the sales decline was attributable to the winding down of Creative Homeowner’s book distribution services at the end of the first quarter of fiscal 2009.  Dover’s sales increased 4% to $31 million in fiscal 2010 compared with the prior year, with growth in direct-to-consumer, online and international sales, which were offset in part by lower bookstore sales. Sales at REA grew 16% to $7 million in fiscal 2010 compared with fiscal 2009, resulting from a strong list of new titles released early in the year.

Cost of Sales/Gross Profit

Cost of sales in the specialty publishing segment decreased 5% to $27 million compared to fiscal 2010, reflecting lower sales, offset in part by an increase in the segment’s obsolescence reserve resulting from the impact of the Borders’ store liquidation. Gross profit in this segment decreased 23% to $13 million in fiscal 2011 and, as a percentage of sales, decreased to 33% from 38% compared to last year.  This decline in gross profit resulted from the lower sales volume and an increase in the allowance for inventory obsolescence as well as changes in product and sales mix.

Cost of sales in this segment in fiscal 2010 decreased 4% to $29 million compared to fiscal 2009, primarily due to cost reductions initiated in fiscal 2009.  Also, cost of sales in fiscal 2009 included $107,000 of severance-related restructuring costs.  During fiscal 2010, the Company continued to integrate functions across this segment and consolidated Creative Homeowner’s warehousing with the other publishing operations in order to reduce costs.  Gross profit as a percentage of sales increased to 38% from 36% in the prior year, primarily as a result of cost reduction measures undertaken.

Selling and Administrative Expenses

Selling and administrative expenses in the specialty publishing segment increased approximately $200,000 in fiscal 2011 to $18 million compared with fiscal 2010, including $700,000 for the write-off of Borders’ receivables. Selling and administrative expenses in fiscal 2011 also included $125,000 attributable to the bankruptcy of Creative Homeowner’s Canadian distributor.

In fiscal 2010, selling and administrative expenses in the specialty publishing segment decreased 5% to $18 million compared to fiscal 2009, primarily due to cost reductions initiated in fiscal 2009 as well as the $377,000 of associated restructuring costs incurred in 2009.

Operating Loss

The operating loss for the specialty publishing segment in fiscal 2011 was $4.8 million compared to $0.7 million in fiscal 2010, reflecting the impact of the Borders’ bankruptcy on sales, as well as the related $700,000 write-down of receivables and the indirect effect of the $550,000 increased allowance for inventory obsolescence.

In fiscal 2010, the operating loss for this segment was $0.7 million, compared with a loss of $2.2 million in fiscal 2009, which included approximately $500,000 of severance and other restructuring costs. The improvement reflected the benefit of cost reduction initiatives, particularly at Creative Homeowner, combined with sales growth at REA and Dover.  Operating income at Dover and REA, which had increased by approximately $1.1 million in fiscal 2010, was more than offset by Creative Homeowner’s operating loss of $2.6 million.

Total Consolidated Company

Interest expense, net of interest income, increased to $921,000 in fiscal 2011 compared to $611,000 in the prior year primarily due to higher average borrowings and interest rates. In addition to its $100 million revolving credit facility, the Company entered into a four-year term loan in March 2010 providing up to $8 million to finance assets of the new digital print operation.  Interest expense, net of interest income, decreased to $611,000 in fiscal 2010 from $676,000 in fiscal 2009 due to lower interest rates and lower average borrowings.  The following table summarizes the Company’s average borrowings and average annual interest rate under its revolving credit and the term loan arrangements for the past three fiscal years.

	(Dollars in millions)
	2011	2010	2009

Average borrowings	$27.4	$16.5	$24.2
Average annual interest rate	1.3%	0.9%	1.5%

Interest expense also includes commitment fees and other costs associated with maintaining the Company’s revolving credit facility.  Interest capitalized in fiscal years 2011 and 2010 was $30,000 and $55,000, respectively, primarily related to the digital print operation.  No interest was capitalized in fiscal 2009.

The tax benefit in fiscal 2011 was primarily attributable to the impairment and restructuring charges. Excluding the impact of such charges, the effective tax rate was 33.6% in fiscal 2011 compared to 37.8% in fiscal 2010, reflecting an increased benefit from the manufacturer’s deduction, a lower overall effective state tax rate and benefits associated with research and investment credits. Impairment charges incurred in fiscal years 2010 and 2009 were recognized at approximately 35% as the Company provided valuation allowances on the related deferred state tax assets.  Excluding the impact of the impairment charges, the effective tax rate for fiscal 2010 was 37.8% compared to 33.9% in fiscal 2009, primarily due to a higher effective state tax rate as well as a decrease in the federal statutory rate in fiscal 2009 due to the lower earnings level and a reduction in state taxes associated, in part, with the impact of changes in state tax legislation on deferred tax assets.

For purposes of computing net income per diluted share, weighted average shares outstanding for fiscal years 2011 and 2010 increased by approximately 87,000 and 85,000, respectively, primarily due to shares issued under the Company’s stock plans. In addition, in fiscal 2009, approximately 16,000 potentially dilutive shares were excluded due to the Company incurring a loss in that year.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities in fiscal 2011 provided $32.3 million of cash, compared to $34.2 million in fiscal 2010.  Net income of $134,000 included a non-cash, after-tax impairment charge of $5.0 million.  Depreciation was $18.1 million, amortization of prepublication costs was $4.6 million and amortization of other intangibles was $0.4 million for the year.  Changes in assets and liabilities provided $4.4 million of cash in fiscal 2011, reflecting the remaining accrual associated with the Stoughton plant closing.

Investment activities in fiscal 2011 used $20.1 million of cash. Capital expenditures were $15.7 million, primarily related to the Company’s investment in two HP digital inkjet presses at its North Chelmsford, Massachusetts facility and its fourth four-color manroland press at the Kendallville, Indiana facility.  Capital expenditures for fiscal 2012 are expected to be between $10 and $12 million.  Prepublication costs in the specialty publishing segment in fiscal 2011 were $4.3 million, comparable to the prior year.  These costs are expected to increase by approximately $1 million in fiscal 2012, reflecting accelerated investment in digital offerings.

Financing activities in fiscal 2011 used $12.3 million of cash.  Cash dividends of $10.2 million were paid and borrowings decreased by $2.2 million for the year.  At September 24, 2011, borrowings under a term loan used to finance the purchase of the Company’s new digital print assets were $4.8 million, with $1.9 million at a fixed annual interest rate of 3.9% and $2.9 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At September 24, 2011, the Company had $16.7 million in borrowings under this facility at an interest rate of 1.0%.  The revolving credit facility, which matures in March 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at September 24, 2011.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through fiscal 2012.

The following table summarizes the Company’s contractual obligations and commitments at September 24, 2011 to make future payments as well as its existing commercial commitments.  The amounts in the table do not include interest expense.  Purchase obligations represent commitments for capital expenditures.

		(000’s omitted)
		Payments due by period
Contractual		Less than	1 to 3	3 to 5	More than
Payments:	Total	1 Year	Years	Years	5 Years
Long-Term Debt	$21,522	$1,804	$18,594	$1,124	$—
Operating Leases	7,843	1,289	2,088	1,495	2,971
Purchase Obligations	1,123	1,123	—	—	—
Other Long-Term Liabilities	8,554	1,052	2,819	1,204	3,479
Total	$39,042	$5,268	$23,501	$3,823	$6,450

Long-term debt includes $16.7 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2013.  Other long-term liabilities include approximately $3.7 million of restructuring costs related to closing the Stoughton, Massachusetts facility, in addition to a current liability of $1.0 million. Operating leases exclude the Stoughton building lease obligation which is included above in other long-term liabilities.

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

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance, effective for the interim and annual periods beginning on or after December 15, 2011, requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial results.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. This new guidance gives entities, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued new guidance on the disclosures about an employer’s participation in a multiemployer pension plan. This new guidance requires additional disclosures regarding the significant multiemployer pension plans in which an employer participates. This includes the level of an employer’s contributions in the multiemployer pension plans, and whether those contributions represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant multiemployer pension plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The guidance is effective for fiscal years ending after December 15, 2011. As this guidance only amends the required disclosures in the notes to the consolidated financial statements, the implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

RISKS

Our businesses operate in markets that are highly competitive.  In book manufacturing, the Company faces competition on the basis of price, product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.  In specialty publishing, competitive factors include quality of content, product offerings, technology and marketing.  Some of our competitors have greater sales, assets and financial resources than our Company and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies. These competitive pressures could affect prices or customers’ demand for our products, impacting both revenue and profit margins and/or resulting in a loss of customers and market share. The Company derived approximately 54% and 47% of its fiscal 2011 and 2010 revenues, respectively, from two major customers.  A significant reduction in order volumes or price levels from either of these customers could have a material adverse effect on the Company.

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

Goodwill and Other Intangibles.  Other intangibles include customer lists and technology, which are amortized on a straight-line basis over periods ranging from five to ten years and an indefinite-lived trade name. The Company evaluates possible impairment of goodwill at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 24, 2011, which resulted in no change to the nature or carrying amounts of its intangible assets in its book manufacturing segment.  At the end of the third quarter of fiscal 2011, the Company had recorded a pre-tax impairment charge of $8.6 million, which represented 100% of REA’s goodwill as well as approximately $200,000 of prepublication costs related to underperforming titles.  Changes in market conditions or poor operating results could result in a decline in the fair value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

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

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands except per share data)

Fiscal 2011	First	Second	Third	Fourth

Operating Results:
Net sales	$61,152	$62,662	$61,894	$73,667
Gross profit	15,305	5,174	14,720	20,835
Impairment charge	—	—	(8,608)	—
Net income (loss)	1,656	(4,807)	(3,129)	6,414
Net income (loss) per diluted share	0.14	(0.40)	(0.26)	0.53
Dividends declared per share	0.21	0.21	0.21	0.21
Stock price per share:
Highest	15.96	15.97	14.02	11.61
Lowest	13.74	12.49	10.56	6.61

Fiscal 2010	First	Second	Third	Fourth

Operating Results:
Net sales	$63,104	$58,879	$64,919	$70,238
Gross profit	17,296	14,300	13,883	18,532
Impairment charge	—	—	—	(4,734)
Net income	2,784	1,435	1,770	1,125
Net income per diluted share	0.23	0.12	0.15	0.09
Dividends declared per share	0.21	0.21	0.21	0.21
Stock price per share:
Highest	15.47	17.51	18.41	16.69
Lowest	12.42	13.01	12.74	11.92

Diluted share amounts are based on weighted average shares outstanding.

Common shares of the Company are traded over-the-counter on the Nasdaq Global Select Market — symbol “CRRC.”

There were 999 stockholders of record as of September 24, 2011.

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Revenues		at End
	of Period	and Expenses	Deductions	of Period

Allowance for uncollectible accounts:

Fiscal year ended Sept. 24, 2011	$968,000	$868,000	$1,047,000	$789,000

Fiscal year ended Sept. 25, 2010	$1,600,000	$(32,000)	$600,000	$968,000

Fiscal year ended Sept. 26, 2009	$1,611,000	$328,000	$339,000	$1,600,000

Returns allowance:

Fiscal year ended Sept. 24, 2011	$2,108,000	$3,823,000	$3,554,000	$2,377,000

Fiscal year ended Sept. 25, 2010	$1,945,000	$3,691,000	$3,528,000	$2,108,000

Fiscal year ended Sept. 26, 2009	$2,605,000	$4,379,000	$5,039,000	$1,945,000

S-1