Form 10-Q
period 2011-12-24
COURIER Corp
filed 2012-02-01
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2012
Common Stock, $1 par value	12,251,559 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 24,	December 25,
	2011	2010

Net sales	$62,936	$61,152
Cost of sales	47,338	45,847

Gross profit	15,598	15,305

Selling and administrative expenses	13,625	12,522

Operating income	1,973	2,783

Interest expense, net	260	203
Other income (Note H)	(587)	—

Pretax income	2,300	2,580

Income tax provision (Note C)	846	924

Net income	$1,454	$1,656

Net income per share (Note E):

Basic	$0.12	$0.14

Diluted	$0.12	$0.14

Cash dividends declared per share	$0.21	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 24,	September 24,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$72	$104
Investments	1,258	1,141
Accounts receivable, less allowance for uncollectible accounts of $840 at December 24, 2011 and $789 at September 24, 2011	32,827	35,320
Inventories (Note B)	41,616	39,353
Deferred income taxes	4,342	4,431
Other current assets	1,390	1,443

Total current assets	81,505	81,792

Property, plant and equipment, less accumulated depreciation: $187,278 at December 24, 2011 and $182,918 at September 24, 2011	96,811	100,523

Goodwill (Note A)	16,014	16,025

Other intangibles, net (Note A)	2,199	2,302

Prepublication costs, net (Note A)	7,401	7,334

Deferred income taxes	3,548	3,772

Other assets	1,280	1,278

Total assets	$208,758	$213,026

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 24,	September 24,
	2011	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,821	$1,804
Accounts payable	11,767	12,061
Accrued payroll	5,942	7,737
Accrued taxes	704	2,185
Other current liabilities (Note G)	11,145	7,696

Total current liabilities	31,379	31,483

Long-term debt	16,746	19,718
Other liabilities (Note G)	7,305	7,502

Total liabilities	55,430	58,703

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,221,000 at December 24, 2011 and 12,237,000 at September 24, 2011	12,221	12,237
Additional paid-in capital	19,262	19,129
Retained earnings	122,699	123,811
Accumulated other comprehensive loss	(854)	(854)

Total stockholders’ equity	153,328	154,323

Total liabilities and stockholders’ equity	$208,758	$213,026

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 24,	December 25,
	2011	2010

Operating Activities:
Net income	$1,454	$1,656
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,968	5,410
Stock-based compensation (Note F)	422	338
Deferred income taxes	313	(142)
Gain on disposition of assets (Note H)	(587)	—
Changes in assets and liabilities:
Accounts receivable	2,493	2,367
Inventory	(2,263)	(922)
Accounts payable	(294)	(4,126)
Accrued and recoverable taxes	(317)	260
Other elements of working capital	543	73
Other long-term, net	(445)	(552)

Cash provided from operating activities	7,287	4,362

Investment Activities:
Capital expenditures	(1,148)	(3,780)
Prepublication costs	(1,120)	(1,148)
Proceeds on disposition of assets (Note H)	587	—
Short-term investments	(117)	(87)

Cash used for investment activities	(1,798)	(5,015)

Financing Activities:
Long-term debt borrowings (repayments)	(2,955)	3,155
Cash dividends	(2,566)	(2,531)

Cash provided from (used for) financing activities	(5,521)	624

Decrease in cash and cash equivalents	(32)	(29)

Cash and cash equivalents at the beginning of the period	104	107

Cash and cash equivalents at the end of the period	$72	$78

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of December 24, 2011, and the consolidated condensed statements of operations and statements of cash flows for the three-month periods ended December 24, 2011 and December 25, 2010 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 24, 2011 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended September 24, 2011.

Goodwill and Other Intangibles

The Company evaluates possible impairment to goodwill and other intangible assets annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period presented.  Goodwill was reduced by $11,000 in the first quarter of fiscal 2012 reflecting a deferred tax adjustment.  “Other intangibles” includes customer lists related to Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over a 10-year period, as well as customer lists, technology, and other intangibles related to the acquisition of Highcrest Media LLC (“Highcrest Media”), which are being amortized over a 5-year period.  Amortization expense related to customer lists and technology was approximately $100,000 in the first quarter of both fiscal 2012 and 2011.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At December 24, 2011 and September 24, 2011, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to four years.

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 53% of the Company’s inventories at both December 24, 2011 and September 24, 2011.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 24, 2011	September 24, 2011
Raw materials	$5,912	$5,574
Work in process	10,894	8,698
Finished goods	24,810	25,081
Total	$41,616	$39,353

C.            INCOME TAXES

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 24, 2011		December 25, 2010
Federal taxes at statutory rates	$805	35.0%	$903	35.0%
State taxes, net of federal tax benefit	89	3.9	113	4.4
Federal manufacturer’s deduction	(46)	(2.0)	(88)	(3.4)
Other	(2)	(0.1)	(4)	(0.2)
Total	$846	36.8%	$924	35.8%

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

Segment performance is evaluated based on several factors, of which the primary financial measure is operating income.  Operating income is defined as gross profit (sales less cost of sales) less selling and administrative expenses, and includes severance and other restructuring costs but excludes stock-based compensation.  As such, segment performance is evaluated exclusive of interest, income taxes, stock-based compensation, intersegment profit, impairment charges, and other income.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the specialty publishing segment.

The following table provides segment information for the three-month periods ended December 24, 2011 and December 25, 2010.

	(000’s Omitted)
	Three Months Ended
	December 24, 2011	December 25, 2010
Net sales:
Book manufacturing	$55,996	$53,043
Specialty publishing	9,452	10,752
Elimination of intersegment sales	(2,512)	(2,643)
Total	$62,936	$61,152

Pretax income:
Book manufacturing operating income	$4,206	$3,841
Specialty publishing operating loss	(1,827)	(809)
Stock-based compensation	(422)	(338)
Elimination of intersegment profit	16	89
Interest expense, net	(260)	(203)
Other income	587	—
Total	$2,300	$2,580

E.            NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 24, 2011	December 25, 2010

Weighted average shares for basic	12,045	11,961
Effect of potentially dilutive shares	58	27
Weighted average shares for diluted	12,103	11,988

F.            STOCK-BASED COMPENSATION

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended (“ESPP”). The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarters of fiscal 2012 and 2011 was $422,000 and $338,000, respectively.  The related tax benefit recognized in the first quarters of fiscal 2012 and 2011 was $155,000 and $121,000, respectively.  Unrecognized stock-based compensation cost at December 24, 2011 was $1.7 million, to be recognized over a weighted-average period of 1.8 years.

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

The following is a summary of option activity under the 2011 Plan and the 1993 Plan in the first three months of fiscal 2012:

		Weighted Average		Aggregate Intrinsic
	Option Shares	Exercise Price	Remaining Term (yrs)	Value (in 000’s)
Outstanding at September 24, 2011	587,696	$19.27
Granted	1,575	8.47
Expired	(36,013)	37.12
Forfeited	(62,732)	11.91
Outstanding at December 24, 2011	490,526	$18.86	1.6	$347

Exercisable at December 24, 2011	403,387	$20.70	1.2	—
Available for future grants	425,607

There were 171,837 non-vested stock grants outstanding at the beginning of fiscal 2012 with a weighted-average fair value of $10.32. During the first quarter of fiscal 2012, 3,900 stock grants were awarded with a weighted-average fair value of $8.47 per share, 21,797 stock grants vested with a weighted-average fair value of $10.10 per share and 19,973 grants were forfeited with a weighted-average fair value of $10.13. At December 24, 2011, there were 133,967 non-vested stock grants outstanding with a weighted-average fair value of $10.33.

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

There was no stock option or stock grant activity under these plans in the first quarter of fiscal 2012.  At December 24, 2011, 200,771 option shares were outstanding with a weighted average exercise price of $20.20, a weighted average remaining term of 2.3 years and no aggregate intrinsic value. Of these option shares, 121,846 were exercisable with a weighted average exercise price of $24.04, and a weighted average remaining term of 1.5 years.  Under the 2010 Plan, at December 24, 2011, there were 20,552 non-vested stock grants outstanding with a weighted-average fair value of $14.31.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; no such shares were issued in the first quarter of fiscal 2012.  At December 24, 2011, there were 154,472 shares available for future grants under the 2010 Plan.

Employee Stock Purchase Plan: The ESPP allows eligible employees to purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  On January 20, 2010, stockholders approved an amendment to the ESPP increasing the shares authorized under the plan by 300,000 to an aggregate of 637,500 shares of Company common stock available for issuance under the ESPP. During the first quarter of fiscal 2012, no shares were issued under the ESPP. At December 24, 2011, there were 223,729 shares reserved for future issuances.

G.            RESTRUCTURING COSTS

In the first quarter of fiscal 2012, the Company recorded a pre-tax charge of $1.5 million for severance and post-retirement benefit costs related to cost reduction measures taken in the specialty publishing segment as well as the retirement of the Company’s Chief Operating Officer.  Approximately $0.9 million and $0.6 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and specialty publishing segment, respectively. At December 24, 2011, approximately $0.9 million of the restructuring payments were included in “Other current liabilities” and approximately $0.5 million, which will be paid by December 2013, were included in “Other liabilities” in the accompanying consolidated balance sheet.

During fiscal 2011, the Company recorded restructuring costs of $7.7 million in its book manufacturing segment associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility in

March 2011 due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Remaining payments of approximately $4.6 million will be made over periods ranging from 4 years for a building lease obligation to 20 years for a liability related to a multi-employer pension plan.  At December 24, 2011, approximately $1.0 million of the restructuring payments were included in “Other current liabilities” and $3.6 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at		Costs	Accrual at
	September 24,		Paid or	December 24,
	2011	Charges	Settled	2011
Employee severance, post-retirement and other benefit costs	$285	$1,492	$(138)	$1,639
Early withdrawal from multi-employer pension plan	2,119	—	(22)	2,097
Lease termination, facility closure and other costs	2,345	—	(121)	2,224
Total	$4,749	$1,492	$(281)	$5,960

H.            OTHER INCOME

The Company historically leased non-operating real property to cell phone companies for two cell-tower sites on a month-to-month basis.  In the first quarter of fiscal 2012, the Company recorded a gain of $587,000 associated with the sales and assignments of both of these interests. The Company does not have further financial obligations under these arrangements.

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

Goodwill and Other Intangibles.  Other intangibles include customer lists and technology, which are amortized on a straight-line basis over periods ranging from five to ten years, and an indefinite-lived trade name. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 24, 2011, which resulted in no change to the nature or carrying amounts of its intangible assets in its book manufacturing segment.  At the end of the third quarter of fiscal 2011, the Company recorded a pre-tax impairment charge of $8.6 million, which represented 100% of REA’s goodwill as well as approximately $200,000 of prepublication costs related to under-performing titles.  Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

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

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 24, 2011	December 25, 2010	% Change

Net sales	$62,936	$61,152	3%
Cost of sales	47,338	45,847	3%
Gross profit	15,598	15,305	2%
As a percentage of sales	24.8%	25.0%

Selling and administrative expenses	13,625	12,522	9%
Operating income	1,973	2,783	-29%
Interest expense, net	260	203	28%
Other income	(587)	—
Pretax income	2,300	2,580	-11%
Provision for income taxes	846	924	-8%
Net income	$1,454	$1,656	-12%

Net income per diluted share	$0.12	$0.14	-14%

Revenues in the first quarter of fiscal 2012 were $62.9 million, up 3% from the same period last year. Book manufacturing segment sales increased 6% to $56.0 million with gains in each of the three key markets the segment serves. In the specialty publishing segment, revenues of $9.5 million were down 12% from last year’s first quarter, which had included nearly $0.5 million of sales to Borders Group, Inc. (“Borders”). Borders filed for bankruptcy in February 2011 and completed the liquidation of its store inventories in September, which eliminated a major outlet for books and negatively impacted sales at other booksellers during the Company’s first quarter.

Net income for the quarter was $1.5 million, compared to $1.7 million in the first three months of fiscal 2011. Results in the first quarter of fiscal 2012 included pre-tax restructuring costs of $1.5 million for severance and post-retirement benefits related to cost reduction measures taken in the specialty publishing segment as well as the retirement of the Company’s Chief Operating Officer.  In addition, a pre-tax gain of $0.6 million from the sale of certain non-operating assets was recorded in the first quarter of fiscal 2012.

Restructuring Costs

In the first quarter of fiscal 2012, the Company recorded a pre-tax charge of $1.5 million for severance and post-retirement benefit costs related to cost reduction measures taken in the specialty publishing segment as well as the retirement of the Company’s Chief Operating Officer.  Approximately $0.9 million and $0.6 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and specialty publishing segment, respectively. At December 24, 2011, approximately $0.9 million of the restructuring payments were included in “Other current liabilities” and approximately $0.5 million, which will be paid by December 2013, were included in “Other liabilities” in the accompanying consolidated balance sheet.

During fiscal 2011, the Company recorded restructuring costs of $7.7 million in its book manufacturing segment associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility in March 2011 due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs.  Remaining payments of approximately $4.6 million will be made over periods ranging from 4 years for the building lease obligation to 20 years for the liability related to the multi-employer pension plan. At December 24, 2011, approximately $1.0 million of the restructuring payments were included in “Other current liabilities” and $3.6 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at		Costs	Accrual at
	September 24,		Paid or	December 24,
	2011	Charges	Settled	2011
Employee severance, post-retirement and other benefit costs	$285	$1,492	$(138)	$1,639
Early withdrawal from multi-employer pension plan	2,119	—	(22)	2,097
Lease termination, facility closure and other costs	2,345	—	(121)	2,224
Total	$4,749	$1,492	$(281)	$5,960

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 24, 2011	December 25, 2010	% Change

Net sales	$55,996	$53,043	6%
Cost of sales	43,509	41,654	4%
Gross profit	12,487	11,389	10%
As a percentage of sales	22.3%	21.5%

Selling and administrative expenses	8,281	7,548	10%
Operating income	$4,206	$3,841	10%

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In the first quarter of fiscal 2012, sales to the education market grew 3% to $21 million compared to the first three months of last year due to increased sales of elementary and high school textbooks as well as growing demand for customized college textbooks. This sales growth was also driven by the Company’s multi-year arrangement with its largest educational customer that was expanded and extended in December 2011. Sales to the religious market were up 9% to $16 million reflecting the benefit associated with the growth incentive arrangement with the Company’s largest religious customer as well as the timing of orders from this customer.  Sales to the specialty trade market were also up 9% to $17 million, reflecting an increase in digital print orders as well as sales of four-color trade books.

Cost of sales in the book manufacturing segment increased $1.9 million to $43.5 million in the first three months of fiscal 2012 compared to the same period last year reflecting the growth in sales. Gross profit for the first quarter increased $1.1 million to $12.5 million compared with the corresponding period in fiscal 2011 and, as a percentage of sales, improved to 22.3% from 21.5%, despite a highly competitive pricing environment. This improvement reflects a favorable sales mix, improvements in operating efficiencies from recent technology investments, and savings from the closing of a redundant one-color manufacturing plant in March 2011.

Selling and administrative expenses for the segment increased $0.7 million in the first quarter of fiscal 2012 compared to the first three months of last year, attributable to $0.9 million of severance and post-retirement benefit costs in the first quarter of fiscal 2012.

First quarter operating income in the book manufacturing segment grew 10% to $4.2 million compared with the first quarter of fiscal 2011 reflecting increased sales and a favorable sales mix, improvements in operating efficiencies, and savings from closing the Company’s one-color Stoughton, Massachusetts facility last March.

Specialty Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 24, 2011	December 25, 2010	% Change

Net sales	$9,452	$10,752	-12%
Cost of sales	6,357	6,926	-8%
Gross profit	3,095	3,826	-19%
As a percentage of sales	32.7%	35.6%

Selling and administrative expenses	4,922	4,635	6%
Operating loss	$(1,827)	$(809)

The Company’s specialty publishing segment reported revenues of $9.5 million, down 12% from last year’s first quarter. Sales at Dover were down 6% to $7.7 million and sales at REA decreased 28% to $1.0 million in the first three months of fiscal 2012 compared to the prior year period. These declines were largely due to the Borders bankruptcy and liquidation, which eliminated an important retail channel and has temporarily flooded the book market with low-priced inventory. At Creative Homeowner, first-quarter sales were down by 38% to $0.8 million compared to the same period last year as demand for books on home improvement continues to be depressed amid the weak housing market as well as the availability of information online. During the first three months of fiscal 2012, the specialty publishing segment experienced a 10% growth in sales to online retailers, both on a domestic and international basis.

Cost of sales in this segment declined 8% to $6.4 million in the first three months of fiscal 2011 compared to the prior year quarter, reflecting the lower sales volume. Gross profit decreased 19% to $3.1 million compared to last year’s first quarter and, as a percentage of sales, decreased to 32.7% from 35.6%, again reflecting the impact of the decline in sales.

Selling and administrative expenses for the segment increased $0.3 million in the first quarter of fiscal 2012 compared to the first three months of last year, attributable to $0.6 million of severance and post-retirement benefit costs recorded in the quarter, which more than offset the benefit of cost reduction measures.

The specialty publishing segment’s operating loss was $1.8 million in the first quarter of fiscal 2012 compared to $0.8 million in the corresponding period last year, with the increased loss due to the decline in sales as well as the $0.6 million of severance and post-retirement benefit costs.

Total Consolidated Company

Interest expense, net of interest income, was $260,000 in the first quarter of fiscal 2012 compared to $203,000 of net interest expense in the first three months of last year. Average debt under the revolving credit facility in the first quarter of fiscal 2012 was approximately $17.4 million at an average annual interest rate of 1.0%, generating interest expense of approximately $43,000. Average debt under the revolving credit facility in the first quarter of last year was approximately $20.7 million at an average annual interest rate of 0.8%, generating interest expense of approximately $39,000. At December 24, 2011, $4.4 million was borrowed under the Company’s term loan with related interest expense of $37,000 in the first quarter of fiscal 2012 compared to $53,000 of interest expense in the same period last year. In addition, approximately $40,000 of interest expense was amortized in the first three months of this fiscal year associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility. Interest capitalized in the first quarter of last year was approximately $26,000; no interest was capitalized the first quarter of fiscal 2012.

In the first quarter of fiscal 2012, the Company recorded other income of $587,000 from gains associated with the sale of its interests in non-operating real property relating to cell towers.

The Company’s effective tax rate for the first quarter of fiscal 2012 was 36.8% compared to 35.8% for the same period last year reflecting a decrease in the benefit from the Federal manufacturer’s deduction.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 115,000 shares from last year’s first quarter, reflecting shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first three months of fiscal 2012, operations provided $7.3 million of cash, compared to $4.4 million in the first quarter of last year. Net income was $1.5 million and depreciation and amortization were $6.0 million.

Investment activities in the first quarter of fiscal 2012 used $1.8 million of cash. Capital expenditures were $1.1 million.  For the entire fiscal year, capital expenditures are expected to be approximately $10 to $12 million, compared to $16 million for fiscal 2011.  Prepublication costs were $1.1 million in the first three months of fiscal 2012, comparable to the first quarter of last year.  For the full fiscal year, prepublication costs are projected to be approximately $5 million with the $1 million increase over fiscal 2011 attributable to accelerated investment in digital offerings.

Financing activities for the first three months of fiscal 2012 used approximately $5.5 million of cash.  Cash dividends of $2.6 million were paid and borrowings decreased by $3.0 million during the first quarter of fiscal 2012.  At December 24, 2011, borrowings under a term loan used to finance the purchase of the Company’s new digital print assets were $4.4 million, with $1.8 million at a fixed annual interest rate of 3.9% and $2.6 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 1.5%.  At December 24, 2011, the Company had $14.2 million in borrowings under this facility at an interest rate of 0.8%.  The revolving credit facility, which matures in March 2013, contains restrictive covenants including provisions relating to the maintenance of working capital, the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at December 24, 2011.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2012.

The following table summarizes the Company’s contractual obligations and commitments at December 24, 2011 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-term debt (2)	$18,567	$1,821	$16,746	—	—
Operating leases (3)	7,843	1,289	2,088	1,495	2,971
Purchase obligations (4)	1,090	1,090	—	—	—
Other liabilities (5)	9,758	2,453	3,151	1,075	3,079
Total	$37,258	$6,653	$21,985	$2,570	$6,050

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2013.

(3) Represents amounts at September 24, 2011, except for the Stoughton, Massachusetts building lease obligation, which was included in “Other liabilities” at both September 24, 2011 and December 24, 2011.

(4) Represents capital commitments.

(5) Includes approximately $4.1 million of restructuring costs, in addition to a related current liability of $1.9 million.

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

Item 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 24, 2011.

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

Electronic delivery of content offers an alternative to the traditional delivery through print and there are many companies that have greater assets and financial resources that are investing in eBooks and electronic textbooks.  Widespread consumer acceptance of electronic delivery of books is uncertain, as is the extent to which consumers are willing to replace print materials with electronic materials.  To the extent that our customers’ acceptance of these electronic alternatives should continue to grow, demand for and/or pricing of our printed products may be adversely affected. To the extent that we do not successfully adapt to provide our content in electronic form, demand for our content may suffer, and to the extent that consumers substitute free information online for our content and/or do not demand our electronic offerings, sales may suffer.

A failure to successfully adapt to changing book sales channels may have an adverse impact on our business.

Over the last several years, the “bricks & mortar” bookstore channel has experienced a significant contraction, including the bankruptcy of Borders Group, Inc. and Nebraska Book Co., the closure of many independent bookstores, and the reduction in inventory and shelf space for books in other national chains.  There is no guarantee that we will be able to penetrate alternative channels and address the challenges in these channels, including creating price competitive products for these markets and accurately predicting the volume of returns.

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

•                  Tightness in credit markets may result in customers delaying orders to reduce inventory levels and may impact their ability to pay their debts as they become due and may disrupt supplies from vendors, and may result in customers or vendors becoming insolvent.

•                  The insolvency of key vendors may have an adverse effect on our operations.

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

COURIER CORPORATION

(Registrant)

February 1, 2012	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

February 1, 2012	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

February 1, 2012	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

** Furnished herewith.