Form 10-Q
period 2012-03-24
COURIER Corp
filed 2012-04-27
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2012
Common Stock, $1 par value	12,269,815 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 24,	March 26,	March 24,	March 26,
	2012	2011	2012	2011

Net sales	$62,388	$62,662	$125,324	$123,814
Cost of sales (Note G)	50,190	57,488	97,528	103,335

Gross profit	12,198	5,174	27,796	20,479

Selling and administrative expenses (Note G)	11,317	12,589	24,942	25,111

Operating income (loss)	881	(7,415)	2,854	(4,632)

Interest expense, net	193	248	453	451
Other income (Note H)	—	—	(587)	—

Pretax income (loss)	688	(7,663)	2,988	(5,083)

Income tax provision (benefit) (Note C)	248	(2,856)	1,094	(1,932)

Net income (loss)	$440	$(4,807)	$1,894	$(3,151)

Net income (loss) per share (Note E):

Basic	$0.04	$(0.40)	$0.16	$(0.26)

Diluted	$0.04	$(0.40)	$0.16	$(0.26)

Cash dividends declared per share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 24,	September 24,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$84	$104
Investments	1,366	1,141
Accounts receivable, less allowance for uncollectible accounts of $896 at March 24, 2012 and $789 at September 24, 2011	32,026	35,320
Inventories (Note B)	39,212	39,353
Deferred income taxes	4,406	4,431
Recoverable income taxes	1,146	—
Other current assets	1,065	1,443

Total current assets	79,305	81,792

Property, plant and equipment, less accumulated depreciation of $192,033 at March 24, 2012 and $182,918 at September 24, 2011	93,262	100,523

Goodwill (Notes A and F)	16,003	16,025
Other intangibles, net (Notes A and F)	2,097	2,302
Prepublication costs, net (Note A)	7,478	7,334
Deferred income taxes	3,187	3,772
Other assets	1,277	1,278

Total assets	$202,609	$213,026

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 24,	September 24,
	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,838	$1,804
Accounts payable	10,066	12,061
Accrued payroll	7,093	7,737
Accrued taxes	840	2,185
Other current liabilities (Note G)	9,857	7,696

Total current liabilities	29,694	31,483

Long-term debt (Note I)	14,760	19,718
Other liabilities (Note G)	6,537	7,502

Total liabilities	50,991	58,703

Stockholders’ equity:
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 12,270,000 at March 24, 2012 and 12,237,000 at September 24, 2011	12,270	12,237
Additional paid-in capital	19,636	19,129
Retained earnings	120,566	123,811
Accumulated other comprehensive loss	(854)	(854)

Total stockholders’ equity	151,618	154,323

Total liabilities and stockholders’ equity	$202,609	$213,026

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 24,	March 26,
	2012	2011
Operating Activities:
Net income (loss)	$1,894	$(3,151)
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	11,944	11,575
Stock-based compensation	767	706
Deferred income taxes	610	(434)
Gain on disposition of assets (Note H)	(587)	—
Changes in assets and liabilities:
Accounts receivable	3,294	1,440
Inventory	141	1,603
Accounts payable	(1,995)	(735)
Accrued and recoverable taxes	(2,491)	(3,637)
Other elements of working capital	1,505	900
Other long-term, net	(639)	3,549

Cash provided from operating activities	14,443	11,816

Investment Activities:
Capital expenditures	(2,353)	(6,079)
Prepublication costs	(2,301)	(2,175)
Proceeds on disposition of assets (Note H)	587	—
Short-term investments	(225)	(128)

Cash used for investment activities	(4,292)	(8,382)

Financing Activities:
Long-term debt borrowings (repayments)	(4,924)	1,762
Cash dividends	(5,139)	(5,069)
Proceeds from stock plans	167	219
Other	(275)	—

Cash used for financing activities	(10,171)	(3,088)

Increase (decrease) in cash and cash equivalents	(20)	346

Cash and cash equivalents at the beginning of the period	104	107

Cash and cash equivalents at the end of the period	$84	$453

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of March 24, 2012, and the consolidated condensed statements of operations for the three-month and six-month periods ended March 24, 2012 and March 26, 2011, and the statements of cash flows for the six-month periods ended March 24, 2012 and March 26, 2011 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment to goodwill and other intangible assets annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period presented.  “Other intangibles” include trade names, customer lists and technology.  Trade names with indefinite lives are not subject to amortization.  Customer lists and technology are being amortized over five to ten-year periods.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At March 24, 2012 and September 24, 2011, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to four years.

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 56% and 53% of the Company’s inventories at March 24, 2012 and September 24, 2011, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 24, 2012	September 24, 2011
Raw materials	$6,740	$5,574
Work in process	9,209	8,698
Finished goods	23,263	25,081
Total	$39,212	$39,353

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

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Six Months Ended
	March 24, 2012		March 26, 2011
Federal taxes at statutory rates	$1,046	35.0%	$(1,779)	35.0%
State taxes, net of federal tax benefit	126	4.2	(378)	7.4
Federal manufacturer’s deduction	(76)	(2.5)	215	(4.2)
Other	(2)	(0.1)	10	(0.2)
Total	$1,094	36.6%	$(1,932)	38.0%

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

The following table provides segment information for the three-month and six-month periods ended March 24, 2012 and March 26, 2011.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 24,	March 26,	March 24,	March 26,
	2012	2011	2012	2011
Net sales:
Book manufacturing	$55,454	$55,587	$111,450	$108,630
Specialty publishing	9,635	10,136	19,087	20,888
Elimination of intersegment sales	(2,701)	(3,061)	(5,213)	(5,704)
Total	$62,388	$62,662	$125,324	$123,814

Pretax income (loss):
Book manufacturing operating income (loss)	$2,349	$(5,092)	$6,555	$(1,251)
Specialty publishing operating loss	(1,136)	(1,986)	(2,963)	(2,795)
Stock-based compensation	(345)	(368)	(767)	(706)
Elimination of intersegment profit	13	31	29	120
Interest expense, net	(193)	(248)	(453)	(451)
Other income	—	—	587	—
Total	$688	$(7,663)	$2,988	$(5,083)

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

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011

Average shares outstanding for basic	12,087	11,978	12,066	11,969
Effect of potentially dilutive shares	73	—	65	—
Average shares outstanding for diluted	12,160	11,978	12,131	11,969

F.            GOODWILL AND OTHER INTANGIBLES

The Company evaluates possible impairment to goodwill and other intangible assets annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  There were no such events or changes in circumstances in the period presented.  During fiscal 2012, goodwill was reduced by $22,000 reflecting a deferred tax adjustment.

“Other intangibles” include customer lists related to the acquisition of Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over a 10-year period, as well as customer lists and technology related to the acquisition of Highcrest Media LLC (“Highcrest Media”), which are being amortized over a 5-year period.  Amortization expense related to customer lists and technology was approximately $100,000 in the second quarters and $200,000 in the first six months of both fiscal years 2012 and 2011. Annual amortization expense for these items for fiscal years 2012 to 2014 will be $410,000, decreasing to $135,000 and $6,000 in fiscal years 2015 and 2016, respectively.  The Company’s trade names have indefinite lives and as such are not subject to amortization.

The following table reflects the components of “Other intangibles”, which are in the Company’s book manufacturing segment, at September 24, 2011 and March 24, 2012.

	(000’s Omitted)
	Trade Name	Customer Lists	Technology & Other	Total
Gross carrying amount	$931	$931	$1,230	$3,092
Accumulated amortization	—	(369)	(421)	(790)
Balance at September 24, 2011	931	562	809	2,302
Amortization expense	—	(84)	(121)	(205)
Balance at March 24, 2012	$931	$478	$688	$2,097

G.            RESTRUCTURING COSTS

In the first half of fiscal 2012, the Company recorded a pre-tax charge of $1.6 million for severance and post-retirement benefit costs related to cost reduction measures taken in the specialty publishing segment as well as the retirement of the Company’s Chief Operating Officer.  Approximately $0.9 million and $0.7 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and specialty publishing segment, respectively. At March 24, 2012, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and approximately $0.3 million, which will be paid by December 2013, were included in “Other liabilities” in the accompanying consolidated balance sheet.

In the second quarter of fiscal 2011, the Company recorded restructuring costs of $7.5 million in its book manufacturing segment associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility in March 2011 due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Remaining payments of approximately $3.9 million will be made over periods ranging from 3 years for a building lease obligation to 19 years for a liability related to a multi-employer pension plan.  At March 24, 2012, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and $3.5 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 24,	or	Paid or	March 24,
	2011	Reversals	Settled	2012
Employee severance, post-retirement and other benefit costs	$285	$1,579	$(493)	$1,371
Early withdrawal from multi-employer pension plan	2,119	—	(64)	2,055
Lease termination, facility closure and other costs	2,345	—	(340)	2,005
Total	$4,749	$1,579	$(897)	$5,431

H.            OTHER INCOME

The Company historically leased non-operating real property to cell phone companies for two cell-tower sites on a month-to-month basis.  In the first quarter of fiscal 2012, the Company recorded a gain of $587,000 associated with the sales and assignments of both of these interests. The Company does not have further financial obligations under these arrangements.

I.             LONG-TERM DEBT

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  On March 22, 2012, the Company amended this credit facility and extended the maturity date by three years to March 31, 2016.  The Company also added TD Bank, N.A. to the bank group, replacing Wells Fargo, N.A.. At March 24, 2012, the Company had $12.7 million in borrowings under this facility at an interest rate of 0.7%.  The revolving credit facility contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at March 24, 2012.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.

J.             SUBSEQUENT EVENTS

In April 2012, the Company further consolidated its one-color operations by transferring work from its Westford, Massachusetts facility to its Kendallville, Indiana facility, which had redundant one-color capacity. Severance and other cash related costs associated with the workforce reduction are expected to be approximately $350,000 in the Company’s third quarter.

On April 19, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions.  Such repurchases may be made pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months.

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

Goodwill and Other Intangibles.  Other intangibles include customer lists and technology, which are amortized on a straight-line basis over periods ranging from five to ten years, and an indefinite-lived trade name. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 24, 2011, which resulted in no change to the nature or carrying amounts of its intangible assets in its book manufacturing segment.  At the end of the third quarter of fiscal 2011, the Company recorded a pre-tax impairment charge of $8.4 million, which represented 100% of REA’s goodwill.  Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

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

Results of Operations:

	FINANCIAL HIGHLIGHTS (dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 24, 2012	March 26, 2011	% Change	March 24, 2012	March 26, 2011	% Change

Net sales	$62,388	$62,662	-0.4%	$125,324	$123,814	1.2%
Cost of sales	50,190	57,488	-12.7%	97,528	103,335	-5.6%
Gross profit	12,198	5,174	135.8%	27,796	20,479	35.7%
As a percentage of sales	19.6%	8.3%		22.2%	16.5%
Selling and administrative expenses	11,317	12,589	-10.1%	24,942	25,111	-0.7%
Operating income (loss)	881	(7,415)		2,854	(4,632)
Interest expense, net	193	248	-22.2%	453	451	0.4%
Other income	—	—		(587)	—
Pretax income (loss)	688	(7,663)		2,988	(5,083)
Income tax provision (benefit)	248	(2,856)		1,094	(1,932)
Net income (loss)	$440	$(4,807)		$1,894	$(3,151)
Net income (loss) per diluted share	$0.04	$(0.40)		$0.16	$(0.26)

Revenues in the second quarter of fiscal 2012 were $62.4 million, down slightly from the same period last year. Book manufacturing segment sales were $55.5 million, comparable to the second quarter of fiscal 2011, with gains in the specialty trade and education markets offset by a decline in sales to the religious market. For the first six months of fiscal 2012, book manufacturing segment revenues increased 3% to $111.5 million, with growth in each of the three key markets the segment serves. In the specialty publishing segment, revenues were $9.6 million in the second quarter and $19.1 million for the first six months, down 5% and 9%, respectively, compared to the corresponding periods of last year. The first half of fiscal 2011 included approximately $0.6 million of sales to Borders Group, Inc. (“Borders”). In February 2011, Borders filed for bankruptcy and completed the liquidation of its store inventories in September, which temporarily saturated the trade book market and eliminated a major outlet for books.

Net income for the second quarter was $440,000, compared to a net loss of $4.8 million in the corresponding period of fiscal 2011. Last year’s second quarter included $7.5 million of pre-tax restructuring costs associated with the closing of a manufacturing facility in Stoughton, Massachusetts and the write-down of $750,000 in receivables from Borders. For the first six months of fiscal 2012, net income was $1.9 million compared to a net loss of $3.2 million in the same period last year. In the first half of fiscal 2012, the Company’s net income included a pre-tax restructuring charge of $1.6 million related to severance and post-retirement benefit costs and a pre-tax gain of $0.6 million from the sale of certain non-operating assets.

Restructuring Costs

In the first half of fiscal 2012, the Company recorded a pre-tax charge of $1.6 million for severance and post-retirement benefit costs related to cost reduction measures taken in the specialty publishing segment as well as the retirement of the Company’s Chief Operating Officer.  Approximately $0.9 million and $0.7 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and specialty publishing segment, respectively. In the aggregate, these events are expected to reduce selling and administrative expenses by over $2 million annually.  At March 24, 2012, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and approximately $0.3 million, which will be paid by December 2013, were included in “Other liabilities” in the accompanying consolidated balance sheet.

In the second quarter of fiscal 2011, the Company recorded restructuring costs of $7.5 million in its book manufacturing segment associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility in March 2011 due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Remaining payments of approximately $3.9 million will be made over periods ranging from 3 years for a building lease obligation to 19 years for a liability related to a multi-employer pension plan.  At March 24, 2012, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and $3.5 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 24,	or	Paid or	March 24,
	2011	Reversals	Settled	2012
Employee severance, post-retirement and other benefit costs	$285	$1,579	$(493)	$1,371
Early withdrawal from multi-employer pension plan	2,119	—	(64)	2,055
Lease termination, facility closure and other costs	2,345	—	(340)	2,005
Total	$4,749	$1,579	$(897)	$5,431

In April 2012, the Company further consolidated its one-color operations by transferring work from its Westford, Massachusetts facility to its Kendallville, Indiana facility, which had redundant one-color capacity. Severance and other cash related costs associated with the workforce reduction are expected to be approximately $350,000 in the Company’s book manufacturing segment in the third quarter.  Annualized pre-tax savings from this consolidation are projected to be approximately $1 million.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS (dollars in thousands)
	Quarter Ended			Six Months Ended
	March 24, 2012	March 26, 2011	% Change	March 24, 2012	March 26, 2011	% Change

Net sales	$55,454	$55,587	-0.2%	$111,450	$108,630	2.6%
Cost of sales	46,306	53,711	-13.8%	89,815	95,365	-5.8%
Gross profit	9,148	1,876	387.6%	21,635	13,265	63.1%
As a percentage of sales	16.5%	3.4%		19.4%	12.2%
Selling and administrative expenses	6,799	6,968	-2.4%	15,080	14,516	3.9%
Operating income (loss)	$2,349	$(5,092)		$6,555	$(1,251)

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In fiscal 2012, sales to the education market grew 2% to $22 million in the second quarter and increased 3% to $43 million in the first six months compared to the corresponding periods last year due to increased sales of elementary and high school textbooks as well as growing demand for customized college textbooks. This sales growth was also driven by the Company’s multi-year arrangement with its largest educational customer that was expanded and extended in December 2011. Sales to the religious market were down 4% to $18 million compared to a particularly strong second quarter in fiscal 2011.  For the first six months, sales to the religious market were up 1% to $34 million reflecting the benefit associated with the growth incentive arrangement with the Company’s largest religious customer; growth with this customer was 4% in the first half of fiscal 2012.  Sales to the specialty trade market increased 8% in both the quarter and year to date to $14 million and $31 million, respectively, reflecting an increase in digital print orders as well as sales of four-color trade books. This improvement in sales to the specialty trade market also reflects a return to more traditional ordering patterns as the marketplace continues to assimilate the loss of Borders.

Cost of sales in the book manufacturing segment decreased by $7.4 million to $46.3 million in the second quarter and decreased by $5.6 million to $89.8 million in the first six months of fiscal 2012 compared to the same periods last year, which had included $7.1 million of restructuring costs. Correspondingly, the increase in gross profit for the second quarter and first half of fiscal 2012 was attributable in part to the restructuring costs in fiscal 2011.  The improvement in gross profit was achieved despite a highly competitive pricing environment and a decline in recycling income. These improvements reflect a favorable sales mix, gains in operating efficiencies from recent technology investments, and savings from the closing of the Stoughton one-color manufacturing plant in March 2011.

Selling and administrative expenses for the segment decreased $0.2 million to $6.8 million in the second quarter of fiscal 2012 compared to the same period last year, which included $0.4 million of restructuring costs.  For the first half of fiscal 2012, selling and administrative expenses increased $0.6 million to $15.1 million compared to the first six months of fiscal 2011, largely due to $0.9 million of severance and post-retirement benefit costs in the first quarter of this year.  These cost reductions are expected to generate savings of approximately $750,000 annually.

Second quarter operating income in the book manufacturing segment was $2.3 million compared with an operating loss in the corresponding period last year of $5.1 million, primarily attributable to $7.5 million of restructuring costs in fiscal 2011.  For the first half of fiscal 2012, operating income was $6.6 million compared to an operating loss of $1.3 million in the first six months of fiscal 2011. Operating results included $0.9 million of restructuring costs in fiscal 2012 and $7.5 million last year.  The remaining improvement in operating income reflects increased sales and a favorable sales mix, improvements in operating efficiencies, and savings from closing the Company’s one-color Stoughton, Massachusetts facility in March 2011.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS (dollars in thousands)
	Quarter Ended			Six Months Ended
	March 24, 2012	March 26, 2011	% Change	March 24, 2012	March 26, 2011	% Change

Net sales	$9,635	$10,136	-4.9%	$19,087	$20,888	-8.6%
Cost of sales	6,596	6,867	-3.9%	12,953	13,793	-6.1%
Gross profit	3,039	3,269	-7.0%	6,134	7,095	-13.5%
As a percentage of sales	31.5%	32.3%		32.1%	34.0%
Selling and administrative expenses	4,175	5,255	-20.6%	9,097	9,890	-8.0%
Operating loss	$(1,136)	$(1,986)		$(2,963)	$(2,795)

Within the Company’s specialty publishing segment, sales in the second quarter were down 5% to $9.6 million and down 9% for the first six months to $19.1 million, compared to the corresponding periods in fiscal 2011. Approximately $0.6 million of the decline in sales in this segment for the first six months of fiscal 2012 was attributable to the loss of Borders as a customer, whose bankruptcy and liquidation in 2011 eliminated an important retail channel and also temporarily flooded the book market with low-priced inventory. Sales at REA were down 5% in the quarter to $1.4 million and down 16% year to date to $2.4 million, compared to the same periods last year, when Borders had been one of REA’s largest customers.  At Dover, sales were up 5% to $6.8 million for the second quarter, and for the first six months of fiscal 2012 decreased 1% to $14.5 million compared to the corresponding prior year periods.  Dover’s sales growth for the quarter reflects an increase in sales to online retailers. For Creative Homeowner, sales were down 34% in the second quarter to $1.4 million and down 35% to $2.2 million for the first six months of this year compared to the same periods of fiscal 2011 as demand for books on home improvement continued to be depressed amid the weak housing market as well as the availability of information online. In March 2012, Home Depot announced it will be discontinuing the sale of books in its home centers; in fiscal 2011, Home Depot stores accounted for 16% of Creative Homeowner’s sales.  During the second quarter of fiscal 2012, the Company expanded its e-book sales channel with the March signing of an agreement with Amazon, in addition to existing arrangements with Apple and Google.

Cost of sales in the specialty publishing segment decreased 4% to $6.6 million for the second quarter and decreased 6% to $13.0 million for the first half of fiscal 2012, compared to the same periods last year, reflecting lower sales and an improved cost structure in the segment.  Gross profit in this segment decreased 7% to $3.0 million in the second quarter and, as a percentage of sales, decreased to 31.5% from 32.3% in the corresponding period last year.  For the first six months of fiscal 2012, gross profit decreased 14% to $6.1 million and, as a percentage of sales, decreased to 32.1% from 34.0% in the first half of last year.  These declines in gross profit resulted from the lower sales volume as well as changes in product and sales mix.

Selling and administrative expenses in this segment decreased $1.1 million to $4.2 million in the second quarter and decreased $0.8 million to $9.1 million for the first six months compared to the same periods last year.  Selling and administrative expenses in the second quarter and first six months of fiscal 2012 included $0.1 million and $0.6 million, respectively, of restructuring charges for severance and post-retirement benefit costs, while last year included a second quarter additional bad-debt provision of $750,000 for Borders.  These recent cost reduction measures are expected to reduce selling and administrative expenses by approximately $1.5 million on an annual basis.

The operating loss for the specialty publishing segment for the quarter was $1.1 million, compared to $2.0 million in last year’s second quarter, as the impact of the Borders’ receivable write-down in the prior year more than offset the benefit of recent cost reduction measures.  For the first six months of fiscal 2012, the operating loss was $3.0 million compared with $2.8 million in the first half of last year, reflecting the decline in sales.

Total Consolidated Company

Interest expense, net of interest income, was $193,000 in the second quarter of fiscal 2012, compared to $248,000 of net interest expense in the same period last year.  For the first six months, interest expense, net of interest income, was $453,000, comparable to the first half of last year.  Average debt under the revolving credit facility in the second quarter of fiscal 2012 was approximately $16.1 million at an average annual interest rate of 0.8%, generating interest expense of approximately $30,000. Average debt under the revolving credit facility in the second quarter of last year was approximately $21.6 million at an average annual interest rate of 0.8%, generating interest expense of approximately $41,000.  Average debt under the revolving credit facility in the first six months of fiscal 2012 was approximately $16.8 million at an average annual interest rate of 0.9%, generating interest expense of approximately $73,000.  Average debt under the revolving credit facility in the first half of last year was approximately $21.1 million at an average annual interest rate of 0.8%, generating interest expense of approximately $81,000. At March 24, 2012, $3.9 million was borrowed under the Company’s term loan with related interest expense of $37,000 in the second quarter and $74,000 in the first six months of fiscal 2012 compared to $53,000 and $107,000 in the second quarter and first half of last year, respectively. In addition, approximately $63,000 of interest expense was amortized in the first six months of this fiscal year associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility. Interest capitalized in the first quarter of last year was approximately $26,000; no interest was capitalized the first six months of fiscal 2012.

In the first quarter of fiscal 2012, the Company recorded other income of $587,000 from the sale of its interests in non-operating real property relating to cell towers.

The effective tax rates for the first six months of fiscal years 2012 and 2011 were 36.6% and 38.0%, respectively. The higher rate in fiscal 2011 resulted in part from the state tax benefit of the restructuring charges being realized at lower effective rates.

For purposes of computing net income or loss per diluted share, weighted average shares outstanding increased by approximately 182,000 shares and 162,000 shares from last year’s second quarter and first six months, respectively. In the second quarter and first half of fiscal 2011, approximately 37,000 and 31,000 potentially dilutive shares, respectively, were excluded due to the Company incurring a loss in those periods. The remaining increase in weighted average shares outstanding for the quarter and year to date reflects shares issued under the Company’s stock plans.

Liquidity and Capital Resources:

During the first six months of fiscal 2012, operations provided $14.4 million of cash, compared to $11.8 million in the first half of last year. Net income was $1.9 million and depreciation and amortization were $11.9 million.

Investment activities in the first six months of fiscal 2012 used $4.3 million of cash. Capital expenditures were $2.4 million.  For the entire fiscal year, capital expenditures are expected to be approximately $8 to $10 million, compared to $16 million for fiscal 2011.  Prepublication costs were $2.3 million in the first half of fiscal 2012, comparable to the first six months of last year.  For the full fiscal year, prepublication costs are projected to be approximately $5 million with the $1 million increase over fiscal 2011 attributable to accelerated investment in digital offerings.

Financing activities for the first six months of fiscal 2012 used approximately $10.2 million of cash.  Cash dividends of $5.1 million were paid and borrowings decreased by $4.9 million during the first half of fiscal 2012.  At March 24, 2012, borrowings under a term loan used to finance the purchase of the Company’s new digital print assets were $3.9 million, with $1.6 million at a fixed annual interest rate of 3.9% and $2.3 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  On March 22, 2012, the Company amended this credit facility and extended the maturity date by three years to March 31, 2016.  The Company also added TD Bank, N.A. to the bank group, replacing Wells Fargo, N.A.. At March 24, 2012, the Company had $12.7 million in borrowings under this facility at an interest rate of 0.7%.  The revolving credit facility contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at March 24, 2012.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through 2012.

On April 19, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions.  Such repurchases may be made pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months.

The following table summarizes the Company’s contractual obligations and commitments at March 24, 2012 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
Contractual Payments:	Total	1 Year	Years	Years	5 Years
Long-term debt (2)	$16,598	$1,838	$2,070	$12,690	$—
Operating leases (3)	7,843	1,289	2,088	1,495	2,971
Purchase obligations (4)	520	520	—	—	—
Other liabilities (5)	8,980	2,443	2,538	948	3,051
Total	$33,941	$6,090	$6,696	$15,133	$6,022

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2016.

(3) Represents amounts at September 24, 2011, except for the Stoughton, Massachusetts building lease obligation, which was included in “Other liabilities” at both September 24, 2011 and March 24, 2012.

(4) Represents capital commitments.

(5) Includes approximately $3.8 million of restructuring costs, in addition to a related current liability of $1.6 million.

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

10.1

Amendment No. 1 and Waiver to Second Amended and Restated Revolving Credit Agreement dated March 22, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 27, 2012, and incorporated herein by reference).

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

COURIER CORPORATION
(Registrant)

April 27, 2012	By:	/s/James F. Conway III
Date	James F. Conway III
Chairman, President and
Chief Executive Officer

April 27, 2012	By:	/s/Peter M. Folger
Date	Peter M. Folger
Senior Vice President and
Chief Financial Officer

April 27, 2012	By:	/s/Kathleen M. Leon
Date	Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment No. 1 and Waiver to Second Amended and Restated Revolving Credit Agreement dated March 22, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 27, 2012, and incorporated herein by reference).

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