Form 10-Q
period 2012-06-23
COURIER Corp
filed 2012-08-02
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 23, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $1 par value	11,445,845 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 23,	June 25,	June 23,	June 25,
	2012	2011	2012	2011

Net sales	$58,896	$61,894	$184,220	$185,708
Cost of sales (Note F)	45,864	47,174	143,392	150,509

Gross profit	13,032	14,720	40,828	35,199

Selling and administrative expenses (Note F)	10,285	11,242	35,227	36,353
Impairment charge (Note E)	—	8,608	—	8,608

Operating income (loss)	2,747	(5,130)	5,601	(9,762)

Interest expense, net	246	194	699	645
Other income (Note G)	—	—	(587)	—

Pretax income (loss)	2,501	(5,324)	5,489	(10,407)

Income tax provision (benefit) (Note C)	937	(2,195)	2,031	(4,127)

Net income (loss)	$1,564	$(3,129)	$3,458	$(6,280)

Net income (loss) per share (Note I):

Basic	$0.13	$(0.26)	$0.29	$(0.52)

Diluted	$0.13	$(0.26)	$0.29	$(0.52)

Cash dividends declared per share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 23,	September 24,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$56	$104
Investments	1,310	1,141
Accounts receivable, less allowance for uncollectible accounts of $941 at June 23, 2012 and $789 at September 24, 2011	30,765	35,320
Inventories (Note B)	39,098	39,353
Deferred income taxes	4,338	4,431
Recoverable income taxes	1,476	—
Other current assets	1,259	1,443

Total current assets	78,302	81,792

Property, plant and equipment, less accumulated depreciation of $196,885 at June 23, 2012 and $182,918 at September 24, 2011	90,116	100,523

Goodwill (Notes A and E)	15,992	16,025
Other intangibles, net (Note A)	1,995	2,302
Prepublication costs, net (Note A)	7,245	7,334
Deferred income taxes	2,882	3,772
Other assets	1,273	1,278

Total assets	$197,805	$213,026

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 23,	September 24,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,855	$1,804
Accounts payable	10,094	12,061
Accrued payroll	7,121	7,737
Accrued taxes	745	2,185
Other current liabilities (Note F)	8,482	7,696

Total current liabilities	28,297	31,483

Long-term debt (Note H)	17,188	19,718
Other liabilities (Note F)	6,247	7,502

Total liabilities	51,732	58,703

Stockholders’ equity (Note J):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,825,000 at June 23, 2012 and 12,237,000 at September 24, 2011	11,825	12,237
Additional paid-in capital	19,206	19,129
Retained earnings	115,896	123,811
Accumulated other comprehensive loss	(854)	(854)

Total stockholders’ equity	146,073	154,323

Total liabilities and stockholders’ equity	$197,805	$213,026

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 23,	June 25,
	2012	2011
Operating Activities:
Net income (loss)	$3,458	$(6,280)
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	18,022	17,437
Impairment charge (Notes A and E)	—	8,608
Stock-based compensation	1,098	1,072
Deferred income taxes	983	(3,974)
Gain on disposition of assets (Note G)	(587)	—
Changes in assets and liabilities:
Accounts receivable	4,555	3,553
Inventory	255	(1,120)
Accounts payable	(1,967)	(2,440)
Accrued and recoverable taxes	(2,916)	(3,058)
Other elements of working capital	(6)	(775)
Other long-term, net	(1,003)	3,515

Cash provided from operating activities	21,892	16,538

Investment Activities:
Capital expenditures	(4,065)	(11,670)
Prepublication costs	(3,171)	(3,218)
Proceeds on disposition of assets (Note G)	587	—
Short-term investments	(169)	(176)

Cash used for investment activities	(6,818)	(15,064)

Financing Activities:
Long-term debt borrowings (repayments)	(2,479)	5,858
Cash dividends	(7,693)	(7,610)
Proceeds from stock plans	167	219
Share repurchases (Note J)	(4,842)	—
Other	(275)	—

Cash used for financing activities	(15,122)	(1,533)

Decrease in cash and cash equivalents	(48)	(59)

Cash and cash equivalents at the beginning of the period	104	107

Cash and cash equivalents at the end of the period	$56	$48

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of June 23, 2012, and the consolidated condensed statements of operations for the three-month and nine-month periods ended June 23, 2012 and June 25, 2011, and the statements of cash flows for the nine-month periods ended June 23, 2012 and June 25, 2011 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment to goodwill and other intangible assets annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period ended June 23, 2012.  “Other intangibles” include trade names, customer lists and technology.  Trade names with indefinite lives are not subject to amortization.  Customer lists and technology are being amortized over five to ten-year periods.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At June 23, 2012 and September 24, 2011, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the specialty publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to four years.

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 56% and 53% of the Company’s inventories at June 23, 2012 and September 24, 2011, respectively.  Other inventories, primarily in the specialty publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 23, 2012	September 24, 2011
Raw materials	$4,824	$5,574
Work in process	9,218	8,698
Finished goods	25,056	25,081
Total	$39,098	$39,353

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

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Nine Months Ended
	June 23, 2012		June 25, 2011
Federal taxes at statutory rates	$1,922	35.0%	$(3,539)	34.0%
State taxes, net of federal tax benefit	257	4.7	(690)	6.6
Federal manufacturer’s deduction	(136)	(2.5)	81	(0.8)
Other	(12)	(0.2)	21	(0.2)
Total	$2,031	37.0%	$(4,127)	39.7%

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

The following table provides segment information for the three-month and nine-month periods ended June 23, 2012 and June 25, 2011.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 23,	June 25,	June 23,	June 25,
	2012	2011	2012	2011
Net sales:
Book manufacturing	$52,413	$54,997	$163,863	$163,627
Specialty publishing	9,127	9,872	28,214	30,760
Elimination of intersegment sales	(2,644)	(2,975)	(7,857)	(8,679)
Total	$58,896	$61,894	$184,220	$185,708

Pretax income (loss):
Book manufacturing operating income	$3,982	$5,050	$10,537	$3,799
Specialty publishing operating loss	(975)	(1,154)	(3,938)	(3,949)
Impairment charge (Note E)	—	(8,608)	—	(8,608)
Stock-based compensation	(331)	(366)	(1,098)	(1,072)
Elimination of intersegment profit	71	(52)	100	68
Interest expense, net	(246)	(194)	(699)	(645)
Other income	—	—	587	—
Total	$2,501	$(5,324)	$5,489	$(10,407)

E.            GOODWILL AND OTHER INTANGIBLES

The Company evaluates possible impairment to goodwill and other intangible assets annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  There were no such events or changes in circumstances in the period ended June 23, 2012.  During fiscal 2012, goodwill was reduced by $33,000 reflecting a deferred tax adjustment.  In the third quarter of fiscal 2011, the Company recorded a pre-tax impairment charge of $8.4 million, representing all of REA’s goodwill. In addition, an impairment charge of approximately $200,000 for prepublication costs was recorded in the third quarter of fiscal 2011 relating to underperforming titles.

“Other intangibles” include customer lists related to Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over a 10-year period, as well as customer lists and technology related to the acquisition of Highcrest Media LLC (“Highcrest Media”), which are being amortized over a 5-year period.  Amortization expense related to customer lists and technology was approximately $100,000 in the third quarters and $300,000 in the first nine months of both fiscal years 2012 and 2011. Annual amortization expense for fiscal years 2012 to 2014 will be $410,000; decreasing to $135,000 and $6,000 in fiscal years 2015 and 2016, respectively.  The Company’s trade names have indefinite lives and as such are not subject to amortization.

The following table reflects the components of “Other intangibles”, which are in the Company’s book manufacturing segment, at September 24, 2011 and June 23, 2012.

	(000’s Omitted)
	Trade Name	Customer Lists	Technology & Other	Total
Gross carrying amount	$931	$931	$1,230	$3,092
Accumulated amortization	—	(369)	(421)	(790)
Balance at September 24, 2011	931	562	809	2,302
Amortization expense	—	(123)	(184)	(307)
Balance at June 23, 2012	$931	$439	$625	$1,995

F.            RESTRUCTURING COSTS

In the first nine months of fiscal 2012, the Company recorded pre-tax charges of $1.8 million for severance and post-retirement benefit costs related to cost reduction measures as well as the retirement of the Company’s Chief Operating Officer.  Approximately $1.0 million and $0.6 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and specialty publishing segment, respectively. In addition, approximately $0.2 million of these costs were included in cost of sales in the Company’s book manufacturing segment.  At June 23, 2012, approximately $0.6 million of the remaining restructuring payments were included in “Other current liabilities” and approximately $0.2 million, which will be paid by December 2013, were included in “Other liabilities” in the accompanying consolidated balance sheet.

In the first nine months of fiscal 2011, the Company recorded restructuring costs of $7.5 million in its book manufacturing segment associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility in March 2011 due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Remaining payments of approximately $3.7 million will be made over periods ranging from 3 years for a building lease obligation to 19 years for a liability related to a multi-employer pension plan.  At June 23, 2012, approximately $1.0 million of these restructuring payments were included in “Other current liabilities” and $3.2 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 24,	or	Paid or	June 23,
	2011	Reversals	Settled	2012
Employee severance, post-retirement and other benefit costs	$285	$1,814	$(958)	$1,141
Early withdrawal from multi-employer pension plan	2,119	—	(67)	2,052
Lease termination, facility closure and other costs	2,345	—	(466)	1,879
Total	$4,749	$1,814	$(1,491)	$5,072

G.            OTHER INCOME

The Company historically leased non-operating real property to cell phone companies for two cell-tower sites on a month-to-month basis.  In the first quarter of fiscal 2012, the Company recorded a gain of $587,000 associated with the sales and assignments of both of these interests. The Company does not have further financial obligations under these arrangements.

H.            LONG-TERM DEBT

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  On March 22, 2012, the Company amended this credit facility and extended the maturity date by three years to March 31, 2016.  The Company also added TD Bank, N.A. to the bank group, replacing Wells Fargo, N.A.. At June 23, 2012, the Company had $15.6 million in borrowings under this facility at an interest rate of 1.5%.  The revolving credit facility contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at June 23, 2012.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.

I.             NET INCOME PER SHARE

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

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011

Average shares outstanding for basic	11,951	11,996	12,028	11,978
Effect of potentially dilutive shares	75	—	65	—
Average shares outstanding for diluted	12,026	11,996	12,093	11,978

J.             SHARE REPURCHASE PLAN

On April 19, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months. Through June 23, 2012, the Company repurchased approximately 445,000 shares of common stock for approximately $4.8 million.

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

Overview:

Courier Corporation, founded in 1824, is one of America’s leading book manufacturers and specialty publishers.  The Company has two operating segments: book manufacturing and specialty publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution, as well as state-of-the-art digital print and content management capabilities.  The specialty publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.  Creative Homeowner publishes books on home design, decorating, landscaping, and gardening, and sells home plans.

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 23, 2012	June 25, 2011	% Change	June 23, 2012	June 25, 2011	% Change

Net sales	$58,896	$61,894	-4.8%	$184,220	$185,708	-0.8%
Cost of sales	45,864	47,174	-2.8%	143,392	150,509	-4.7%
Gross profit	13,032	14,720	-11.5%	40,828	35,199	16.0%
As a percentage of sales	22.1%	23.8%		22.2%	19.0%
Selling and administrative expenses	10,285	11,242	-8.5%	35,227	36,353	-3.1%
Impairment charge	—	8,608		—	8,608
Operating income (loss)	2,747	(5,130)		5,601	(9,762)
Interest expense, net	246	194	26.8%	699	645	8.4%
Other income	—	—		(587)	—
Pretax income (loss)	2,501	(5,324)		5,489	(10,407)
Income tax provision (benefit)	937	(2,195)		2,031	(4,127)
Net income (loss)	$1,564	$(3,129)		$3,458	$(6,280)
Net income (loss) per diluted share	$0.13	$(0.26)		$0.29	$(0.52)

Revenues in the third quarter of fiscal 2012 were $58.9 million, down 5% from the same period last year. Book manufacturing segment sales were $52.4 million, also down 5% from last year’s third quarter, reflecting changes in the seasonal ordering habits of the Company’s educational publishing customers. For the first nine months of fiscal 2012, book manufacturing segment revenues increased slightly to $163.9 million. In the specialty publishing segment, revenues were $9.1 million in the third quarter and $28.2 million for the first nine months, down 8% in both periods compared to the corresponding periods of last year, reflecting a challenging retail environment. In addition, the first nine months of last year included approximately $0.8 million of sales to Borders Group, Inc. (“Borders”). In February 2011, Borders filed for bankruptcy and completed the liquidation of its store inventories in September 2011, which temporarily saturated the trade book market and eliminated a major outlet for books.

Net income for the third quarter of fiscal 2012 was $1.6 million, compared to a net loss of $3.1 million in the corresponding period of fiscal 2011. This year’s third-quarter results included severance costs of $235,000 related to the further consolidation of the Company’s one-color printing operations. Last year’s third quarter included a pre-tax impairment charge of $8.6 million primarily related to REA’s goodwill following the impact of the Borders bankruptcy. For the first nine months of fiscal 2012, net income was $3.5 million compared to a net loss of $6.3 million in the corresponding period last year. The Company’s year-to-date net income in fiscal 2012 included a pre-tax restructuring charge of $1.8 million, as well as a pre-tax gain of $0.6 million from the sale of certain non-operating assets. In the first nine months of fiscal 2011, in addition to the $8.6 million impairment charge, the Company recorded a bad-debt provision of $750,000, fully reserving the Borders’ receivable balance. Year-to-date results for fiscal 2011 also included pre-tax restructuring costs of $7.5 million.

Restructuring Costs

In the first nine months of fiscal 2012, the Company recorded pre-tax charges of $1.8 million for severance and post-retirement benefit costs related to cost reduction measures as well as the retirement of the Company’s Chief Operating Officer.  Approximately $1.0 million and $0.6 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and specialty publishing segment, respectively. In addition, approximately $0.2 million of these costs were included in cost of sales in the Company’s book manufacturing segment.  In the aggregate, these events are expected to reduce expenses on an annual basis by approximately $3 million.  At June 23, 2012, approximately $0.6 million of the remaining restructuring payments were included in “Other current liabilities” and approximately $0.2 million, which will be paid by December 2013, were included in “Other liabilities” in the accompanying consolidated balance sheet.

In the first nine months of fiscal 2011, the Company recorded restructuring costs of $7.5 million in its book manufacturing segment associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility in March 2011 due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Remaining payments of approximately $3.7 million will be made over periods ranging from 3 years for a building lease obligation to 19 years for a liability related to a multi-employer pension plan.  At June 23, 2012, approximately $1.0 million of these restructuring payments were included in “Other current liabilities” and $3.2 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 24,	or	Paid or	June 23,
	2011	Reversals	Settled	2012
Employee severance, post-retirement and other benefit costs	$285	$1,814	$(958)	$1,141
Early withdrawal from multi-employer pension plan	2,119	—	(67)	2,052
Lease termination, facility closure and other costs	2,345	—	(466)	1,879
Total	$4,749	$1,814	$(1,491)	$5,072

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 23, 2012	June 25, 2011	% Change	June 23, 2012	June 25, 2011	% Change

Net sales	$52,413	$54,997	-4.7%	$163,863	$163,627	0.1%
Cost of sales	42,193	43,445	-2.9%	132,008	138,810	-4.9%
Gross profit	10,220	11,552	-11.5%	31,855	24,817	28.4%
As a percentage of sales	19.5%	21.0%		19.4%	15.2%
Selling and administrative expenses	6,238	6,502	-4.1%	21,318	21,018	1.4%
Operating income	$3,982	$5,050		$10,537	$3,799

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In fiscal 2012, sales to the education market decreased 12% to $23 million in the third quarter and were down 3% to $67 million in the first nine months compared to the corresponding periods last year. These declines in sales resulted from textbook publishers tightly managing inventories and obsolescence exposure by ordering closer to the start of the academic year and in smaller quantities. Sales to the religious market were down 3% to $14 million compared to the third quarter of last year while on a year-to-date basis sales of $48 million were comparable to fiscal 2011.  Sales to the Company’s largest religious customer, while down 3% in the quarter, were up 2% for the first nine months of fiscal 2012 which is in line with historic norms for this customer.  Sales to the specialty trade market increased 1% in the quarter to $12 million and increased 6% to $43 million for the first nine months compared to the same periods last year reflecting an increase in digital print orders and a return to more traditional ordering patterns as the marketplace continues to assimilate the loss of Borders.

Cost of sales in the book manufacturing segment decreased by $1.3 million to $42.2 million in the third quarter compared to the corresponding period last year, primarily due to the lower sales volume. In April 2012, the Company further consolidated its one-color operations by transferring work from its Westford, Massachusetts facility to its Kendallville, Indiana facility, which had redundant one-color capacity. Third-quarter cost of sales included related restructuring costs of $212,000. For the first nine months of fiscal 2012, cost of sales decreased by $6.8 million to $132.0 million compared to the same period last year, which included $7.1 million of restructuring costs. Gross profit for the third quarter was $10.2 million, or 19.5% of sales, compared to $11.6 million, or 21.0% of sales, in the same period last year reflecting competitive pricing, lower sales volume and reduced recycling income.  Gross profit year to date was $31.9 million, or 19.4% of sales, compared to $24.8 million, or 15.2% of sales in the first nine months of fiscal 2011.  The improvement in gross profit was primarily due to $7.1 million of restructuring costs in fiscal 2011 compared with $212,000 of such costs in fiscal 2012.  In addition, modest year-to-date improvement in this segment’s gross profit margin was achieved despite a highly competitive pricing environment and a decline in recycling income in fiscal 2012 as a result of gains in operating efficiencies from recent technology investments and savings from the closing of the Company’s one-color Stoughton facility last year.

Selling and administrative expenses for the segment decreased $0.3 million to $6.2 million in the third quarter of fiscal 2012 compared to the same period last year.  For the first nine months of fiscal 2012, selling and administrative expenses increased $0.3 million to $21.3 million compared to the corresponding period of fiscal 2011.  Such expenses in fiscal 2012 included approximately $1.0 million of severance and post-retirement benefit costs.  The cost reduction measures taken in fiscal 2012 are expected to generate expense savings of approximately $750,000 annually in the segment. In the first nine months of fiscal 2011, selling and administrative expenses in this segment included $0.4 million of restructuring costs.

Third quarter operating income in the book manufacturing segment was $4.0 million compared with $5.1 million in the same period last year, reflecting the lower sales volume as well as $235,000 of restructuring costs in fiscal 2012. On a year-to-date basis, operating income was $10.5 million compared to $3.8 million in the first nine months of fiscal 2011. Restructuring costs in this segment were $1.2 million in the first nine months of fiscal 2012 compared to $7.5 million in the corresponding period of fiscal 2011. Operating results for the first nine months included improvements in operating efficiencies and savings from closing the Company’s one-color Stoughton facility in March 2011 and further consolidation of the Company’s one-color operations in April 2012.

Specialty Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 23, 2012	June 25, 2011	% Change	June 23, 2012	June 25, 2011	% Change

Net sales	$9,127	$9,872	-7.5%	$28,214	$30,760	-8.3%
Cost of sales	6,387	6,653	-4.0%	19,340	20,446	-5.4%
Gross profit	2,740	3,219	-14.9%	8,874	10,314	-14.0%
As a percentage of sales	30.0%	32.6%		31.5%	33.5%
Selling and administrative expenses	3,715	4,373	-15.0%	12,812	14,263	-10.2%
Operating loss	$(975)	$(1,154)		$(3,938)	$(3,949)

Within the Company’s specialty publishing segment, sales decreased 8% both in the third quarter and first nine months of fiscal 2012 to $9.2 million and $28.2 million, respectively, compared to the corresponding periods in fiscal 2011. Approximately $0.8 million of the decline in year-to-date sales in this segment was attributable to the loss of Borders as a customer, whose bankruptcy and liquidation in 2011 eliminated an important retail channel and also temporarily flooded the book market with low-priced inventory. Sales at REA increased 2% in the quarter to $1.4 million but were down 10% year to date to $3.7 million, compared to the same periods last year when Borders had been one of REA’s largest customers.  At Dover, sales were down 2% to $6.3 million for the third quarter, and for the first nine months of fiscal 2012 decreased 1% to $20.9 million compared to the corresponding prior-year periods.  For Creative Homeowner, sales were down 31% in the third quarter to $1.4 million and down 34% to $3.6 million for the first nine months of this year compared to the same periods of fiscal 2011 as demand for books on home improvement continued to be depressed amid the weak housing market as well as the availability of information online. In March 2012, Home Depot announced it will be discontinuing the sale of books in its home centers; in fiscal 2011, Home Depot stores accounted for less than 10% of Creative Homeowner’s sales.  During fiscal 2012, the Company continued to expand its e-book sales channel with the March signing of an agreement with Amazon and a July agreement with Barnes & Noble, in addition to existing arrangements with Apple and Google.

Cost of sales in the specialty publishing segment decreased 4% to $6.4 million for the third quarter and decreased 5% to $19.3 million for the first nine months of fiscal 2012, compared to the same periods last year, reflecting lower sales and an improved cost structure in the segment.  Gross profit in this segment decreased 15% to $2.7 million in the third quarter and, as a percentage of sales, decreased to 30.0% from 32.6% in the corresponding period last year.  For the first nine months of fiscal 2012, gross profit decreased 14% to $8.9 million and, as a percentage of sales, decreased to 31.5% from 33.5% in the first nine months of last year.  These declines in gross profit resulted from the lower sales volume as well as changes in product and sales mix.

Selling and administrative expenses in this segment decreased $0.7 million to $3.7 million in the third quarter and decreased $1.5 million to $12.8 million for the first nine months compared to the same periods last year.  On a year-to-date basis, selling and administrative expenses included $0.6 million of restructuring charges for severance and post-retirement benefit costs, while last year included a bad-debt provision of $750,000 for Borders.  The cost reduction measures taken in fiscal 2012 are expected to reduce selling and administrative expenses in this segment by approximately $1.5 million on an annual basis.

The operating loss for the specialty publishing segment for the quarter was $1.0 million, compared to $1.2 million in last year’s third quarter, reflecting the benefit of recent cost reduction measures.  For the first nine months of fiscal 2012, the operating loss was $3.9 million, comparable to the corresponding period of last year.

Total Consolidated Company

Interest expense, net of interest income, was $246,000 in the third quarter of fiscal 2012, compared to $194,000 of net interest expense in the same period last year.  For the first nine months, interest expense, net of interest income, was $699,000, compared to $645,000 in the corresponding period of last year.  Average debt under the revolving credit facility in the third quarter of fiscal 2012 was approximately $15.7 million at an average annual interest rate of 1.5%, generating interest expense of approximately $60,000. Average debt under the revolving credit facility in the third quarter of last year was approximately $25.1 million at an average annual interest rate of 0.7%, generating interest expense of approximately $45,000.  Average debt under the revolving credit facility in the first nine months of fiscal 2012 was approximately $16.4 million at an average annual interest rate of 1.1%, generating interest expense of approximately $133,000.  Average debt under the revolving credit facility in the first nine months of last year was approximately $22.5 million at an average annual interest rate of 0.7%, generating interest expense of approximately $125,000. At June 23, 2012, $3.5 million was borrowed under the Company’s term loan with related interest expense of $37,000 in the third quarter and $111,000 in the first nine months of fiscal 2012 compared to $53,000 and $160,000 in the third quarter and first nine months of last year, respectively. In addition, approximately $115,000 of interest expense was amortized in the first nine months of this fiscal year associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility. Interest capitalized in the first nine months of last year was approximately $30,000; no interest was capitalized the first nine months of fiscal 2012.

In the first quarter of fiscal 2012, the Company recorded other income of $587,000 from the sale of its interests in non-operating real property relating to cell towers.

The effective tax rates for the first nine months of fiscal years 2012 and 2011 were 37.0% and 39.7%, respectively. The higher rate in fiscal 2011 resulted in part from the state tax benefit of the restructuring charges being realized at lower effective rates.

For purposes of computing net income or loss per diluted share, weighted average shares outstanding increased by approximately 30,000 shares and 115,000 shares from last year’s third quarter and first nine months, respectively. In the third quarter and first nine months of fiscal 2011, approximately 36,000 and 34,000 potentially dilutive shares, respectively, were excluded due to the Company incurring a loss in those periods. The remaining increase in weighted average shares outstanding for the year to date reflects shares issued under the Company’s stock plans offset in part by the repurchase of approximately 445,000 shares during the third quarter of fiscal 2012.

Liquidity and Capital Resources:

During the first nine months of fiscal 2012, operations provided $21.9 million of cash, compared to $16.5 million in the corresponding period of last year. Net income was $3.5 million and depreciation and amortization were $18.0 million.

Investment activities in the first nine months of fiscal 2012 used $6.8 million of cash. Capital expenditures were $4.1 million.  For the entire fiscal year, capital expenditures are expected to be approximately $8 to $10 million, compared to $16 million for fiscal 2011.  Prepublication costs were $3.2 million year to date, comparable to the first nine months of last year.  For the full fiscal year, prepublication costs are projected to be approximately $4 million, comparable to fiscal 2011.

On April 19, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This share repurchase authorization is effective for a period of twelve months.  Through June 23, 2012, the Company repurchased approximately 445,000 shares of common stock for approximately $4.8 million.

Financing activities for the first nine months of fiscal 2012 used approximately $15.1 million of cash.  In addition to $4.8 million used for the share repurchases, cash dividends of $7.7 million were paid and borrowings decreased by $2.5 million during the first nine months of fiscal 2012.  At June 23, 2012, borrowings under a term loan used to finance the purchase of the Company’s new digital print assets were $3.5 million, with $1.4 million at a fixed annual interest rate of 3.9% and $2.1 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  On March 22, 2012, the Company amended this credit facility and extended the maturity date by three years to March 31, 2016.  The Company also added TD Bank, N.A. to the bank group, replacing Wells Fargo, N.A.. At June 23, 2012, the Company had $15.6 million in borrowings under this facility at an interest rate of 1.5%.  The revolving credit facility contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at June 23, 2012.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

The following table summarizes the Company’s contractual obligations and commitments at June 23, 2012 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-term debt (2)	$19,043	$1,855	$1,599	$15,589	$—
Operating leases (3)	7,843	1,289	2,088	1,495	2,971
Purchase obligations (4)	2,810	2,810	—	—	—
Other liabilities (5)	8,613	2,367	2,509	813	2,924
Total	$38,309	$8,321	$6,196	$17,897	$5,895

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2016.

(3) Represents amounts at September 24, 2011, except for the Stoughton, Massachusetts building lease obligation, which was included in “Other liabilities” at both September 24, 2011 and June 23, 2012.

(4) Represents capital commitments.

(5) Includes approximately $3.4 million of restructuring costs, in addition to a related current liability of $1.6 million.

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

Over the last several years, the “bricks & mortar” bookstore channel has experienced a significant contraction, including the bankruptcy of Borders and Nebraska Book Co., the closure of many independent bookstores, and the reduction in inventory and shelf space for books in other national chains.  There is no guarantee that we will be able to penetrate alternative channels and address the challenges in these channels, including creating price competitive products for these markets and accurately predicting the volume of returns.

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

•                  changes in the interest rate charged by our banks, which is determined by LIBOR; and

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

On April 19, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months. Through June 23, 2012, approximately 445,000 shares of common stock were repurchased for approximately $4.8 million.  The following table summarizes the monthly purchases under this program during the third quarter of the Company’s fiscal year 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Approximate Dollar
	(a) Total		Shares Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Fiscal Month	Purchased	per Share	Programs	the Plans or Programs
March 25, 2012 - April 21, 2012	—	—	—	—
April 22, 2012 - May 19, 2012	161,946	$10.64	161,946	$8,277,000
May 20, 2012 - June 23, 2012	283,104	$11.02	283,104	$5,158,000

Total	445,050	$10.88	445,050

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURIER CORPORATION

(Registrant)

August 2, 2012	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

August 2, 2012	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

August 2, 2012	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

** Furnished herewith.