Form 10-Q
period 2012-12-29
COURIER Corp
filed 2013-02-05
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2013
Common Stock, $1 par value	11,555,676 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 29,	December 24,
	2012	2011

Net sales	$64,756	$62,936
Cost of sales	48,756	47,338

Gross profit	16,000	15,598

Selling and administrative expenses	11,968	13,625

Operating income	4,032	1,973

Interest expense, net	190	260
Other income (Note K)	—	(587)

Pretax income	3,842	2,300

Income tax provision (Note C)	1,422	846

Net income	$2,420	$1,454

Net income per share (Note G):

Basic	$0.21	$0.12

Diluted	$0.21	$0.12

Cash dividends declared per share	$0.21	$0.21

Comprehensive income:
Net income	$2,420	$1,454
Other comprehensive income, net of tax	—	—

Comprehensive income	$2,420	$1,454

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 29,	September 29,
ASSETS	2012	2012

Current assets:
Cash and cash equivalents	$147	$64
Investments	766	765
Accounts receivable, less allowance for uncollectible accounts of $1,015 at December 29, 2012 and $944 at September 29, 2012	31,937	35,152
Inventories (Note B)	36,015	36,364
Deferred income taxes	4,186	4,273
Other current assets	1,030	950

Total current assets	74,081	77,568

Property, plant and equipment, less accumulated depreciation: $202,264 at December 29, 2012 and $199,267 at September 29, 2012	86,743	89,952

Goodwill (Note A)	15,977	15,988

Other intangibles, net (Note A)	1,789	1,892

Prepublication costs, net (Note A)	6,867	7,135

Deferred income taxes	3,373	3,451

Other assets	1,376	1,374

Total assets	$190,206	$197,360

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 29,	September 29,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2012

Current liabilities:
Current maturities of long-term debt	$1,890	$1,872
Accounts payable	10,890	11,364
Accrued payroll	5,866	8,360
Accrued taxes	1,689	3,857
Other current liabilities (Note E)	10,358	7,417

Total current liabilities	30,693	32,870

Long-term debt	8,497	13,696
Other liabilities (Note E)	6,208	6,283

Total liabilities	45,398	52,849

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,528,000 at December 29, 2012 and 11,464,000 at September 29, 2012	11,528	11,464
Additional paid-in capital	19,192	18,958
Retained earnings	115,037	115,038
Accumulated other comprehensive loss	(949)	(949)

Total stockholders’ equity	144,808	144,511

Total liabilities and stockholders’ equity	$190,206	$197,360

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 29,	December 24,
	2012	2011

Operating Activities:
Net income	$2,420	$1,454
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	5,833	5,968
Stock-based compensation (Note F)	341	422
Deferred income taxes	165	313
Gain on disposition of assets (Note K)	—	(587)
Changes in assets and liabilities:
Accounts receivable	3,215	2,493
Inventory	349	(2,263)
Accounts payable	(474)	(294)
Accrued and recoverable taxes	(2,168)	(317)
Other elements of working capital	367	543
Other long-term, net	(114)	(445)

Cash provided from operating activities	9,934	7,287

Investment Activities:
Capital expenditures	(1,505)	(1,148)
Prepublication costs	(743)	(1,120)
Proceeds on disposition of assets (Note K)	—	587
Short-term investments	(1)	(117)

Cash used for investment activities	(2,249)	(1,798)

Financing Activities:
Long-term debt borrowings (repayments)	(5,181)	(2,955)
Cash dividends	(2,421)	(2,566)

Cash used for financing activities	(7,602)	(5,521)

Increase (decrease) in cash and cash equivalents	83	(32)

Cash and cash equivalents at the beginning of the period	64	104

Cash and cash equivalents at the end of the period	$147	$72

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of December 29, 2012 and the consolidated condensed statements of operations and comprehensive income and statements of cash flows for the three-month periods ended December 29, 2012 and December 24, 2011 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 29, 2012 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended September 29, 2012.

Goodwill and Other Intangibles

The Company evaluates possible impairment to goodwill and other intangible assets annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period ended December 29, 2012.  “Other intangibles” include trade names, customer lists and technology.  Trade names with indefinite lives are not subject to amortization.  Customer lists and technology are being amortized over five to ten-year periods. Amortization expense related to customer lists and technology was approximately $100,000 in the first quarters of both fiscal years 2013 and 2012.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At December 29, 2012 and September 29, 2012, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of two to four years.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 55% and 57% of the Company’s inventories at December 29, 2012 and September 29, 2012, respectively.  Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 29, 2012	September 29, 2012
Raw materials	$4,959	$4,523
Work in process	10,101	8,763
Finished goods	20,955	23,078
Total	$36,015	$36,364

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

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 29, 2012		December 24, 2011
Federal taxes at statutory rates	$1,345	35.0%	$805	35.0%
State taxes, net of federal tax benefit	158	4.1	89	3.9
Federal manufacturer’s deduction	(104)	(2.7)	(46)	(2.0)
Other	23	0.6	(2)	(0.1)
Total	$1,422	37.0%	$846	36.8%

D.                                    OPERATING SEGMENTS

The Company has two operating segments: book manufacturing and publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers.  The publishing segment consists of Dover Publications, Inc., Federal Marketing Corporation, Inc., d/b/a Creative Homeowner, and Research & Education Association, Inc. (“REA”).

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

The following table provides segment information for the three-month periods ended December 29, 2012 and December 24, 2011.

	(000’s Omitted)
	Three Months Ended
	December 29, 2012	December 24, 2011
Net sales:
Book manufacturing	$57,481	$55,996
Publishing	9,134	9,452
Elimination of intersegment sales	(1,859)	(2,512)
Total	$64,756	$62,936

Pretax income:
Book manufacturing operating income	$5,499	$4,206
Publishing operating loss	(1,136)	(1,827)
Stock-based compensation	(341)	(422)
Elimination of intersegment profit	10	16
Interest expense, net	(190)	(260)
Other income	—	587
Total	$3,842	$2,300

E.                                    RESTRUCTURING COSTS

During fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.5 million of these costs were recorded in the first quarter of fiscal 2012 for severance and post-retirement benefit costs, with approximately $0.9 million and $0.6 million of these costs included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively. At December 29, 2012, approximately $0.5 million of the remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility will be sublet effective March 2013. Remaining payments of approximately $3.7 million will be made over periods ranging from 3 years for the building lease obligation to 19 years for the liability related to the multi-employer pension plan.  At December 29, 2012, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and $2.9 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 29,	or	Paid or	December 29,
	2012	Reversals	Settled	2012
Employee severance, post-retirement and other benefit costs	$870		$(167)	$703
Early withdrawal from multi-employer pension plan	2,072		(18)	2,054
Lease termination, facility closure and other costs	1,665		(170)	1,495
Total	$4,607	—	$(355)	$4,252

F.                         STOCK ARRANGEMENTS

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarters of fiscal 2013 and 2012 was $341,000 and $422,000, respectively.  The related tax benefit recognized in the first quarters of fiscal 2013 and 2012 was $120,000 and $155,000, respectively.  Unrecognized stock-based compensation cost at December 29, 2012 was $1.7 million, to be recognized over a weighted-average period of 2.2 years.

The Company annually issues a combination of stock options and stock grants to its key employees under the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”).  Stock options and stock grants generally vest over three years. Such options and grants were historically issued in September each year.  However, beginning this past fiscal year, the Company shifted the timing of such awards to November. As a result, options and grants relating to fiscal 2012 were awarded in November 2012.  As such, no annual awards were issued during the fiscal year ended September 29, 2012.  In the first quarter of fiscal 2013, 54,635 stock options were awarded under the 2011 Plan with an exercise price of $11.01 per share, which was the stock price on the date of grant, and a weighted-average fair value of $1.75 per share. In addition, 64,028 stock grants were awarded in November 2012 with a weighted-average fair value of $11.01 per share.

The weighted average Black-Scholes fair value assumptions for stock options awarded under the 2011 Plan in the first quarter of fiscal 2013 were as follows:

Estimated life of options (years)	10
Risk-free interest rate	1.71%
Expected volatility	41.52%
Expected dividend yield	7.6%

G.                        NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 29, 2012	December 24, 2011

Weighted average shares for basic	11,321	12,045
Effect of potentially dilutive shares	103	58
Weighted average shares for diluted	11,424	12,103

H.                        SHARE REPURCHASE PROGRAM

On November 20, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plans.  Through December 29, 2012, the Company had not repurchased any shares of common stock under this program.

In April 2012, the Company’s Board of Directors approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. In fiscal 2012, the Company repurchased 823,970 shares of common stock for approximately $10 million.

I.                             MULTI-EMPLOYER PENSION PLANS

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

The risks of participating in these multi-employer benefit plans are different from single-employer benefit plans in the following aspects:

•                  Assets contributed to the multi-employer benefit plan by one employer may be used to provide benefits to employees of other participating employers.

•                  If a participating employer stops contributing to the multi-employer benefit plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•                  If the Company stops participating in either of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability, subject to safe harbors based on its annual contribution level.

The Company is required to make contributions to the multi-employer plans in accordance with two separate collective bargaining agreements covering the Company’s employees in each plan as well as the terms of such plan.

The Company’s contributions for the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years. This plan currently includes only three other contributing employers. The Company contributed less than 5% of total contributions to the GCIU — Employer Retirement Benefit Plan in each of the past three years. Both multi-employer pension plans were subject to surcharges during fiscal 2012 due to the underfunding of the plans. The Company currently estimates that it will be required to contribute approximately $418,000 to these two plans in fiscal 2013, but does not anticipate paying a surcharge in 2013.  These contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Both plans are estimated to be underfunded as of December 29, 2012 and have a Pension Protection Act zone status of critical (“red”). Such status identifies plans that are less than 65% funded. Rehabilitation plans have been adopted for each plan.  The rehabilitation plan for the GCIU — Employer Retirement Benefit Plan may be adopted as part of the collective bargaining agreement during the upcoming contract negotiations.  The rehabilitation plan for the Bindery Industry Employers GCC/IBT Pension Plan has been reflected in the collective bargaining agreement entered into in January 2013.

On January 6, 2013, a new 5-year contract was entered into for the Bindery Industry Employers GCC/IBT Pension Plan. This new contract provides the Company with the right to withdraw from the plan if certain future events occur. If one of these future events were to occur and the Company exercises its right to withdraw from the plan, the potential withdrawal liability would equal the Company’s allocable share of the unfunded vested benefits based on the year in which the liability is triggered, subject to safe harbors based on the Company’s annual contribution level.

The Company believes that the multi-employer pension plans in which it currently participates have significant unfunded vested benefits. Due to uncertainty regarding future withdrawal liability triggers or further reductions in participation or withdrawal by other employers, the Company is unable to determine the amount and timing of its future withdrawal liability, if any. The Company’s participation in these multi-employer pension plans could have a material adverse impact on its financial condition, results of operations or liquidity. Disagreements over a potential withdrawal liability for either plan may lead to legal disputes.

J.                           FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.  The Company’s only assets and liabilities adjusted to fair value on a recurring basis are short-term investments in mutual funds and contingent consideration.  In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of December 29, 2012 and September 29, 2012 classified in one of the three levels as described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 29, 2012:
Short-term investments in mutual funds	$766	$766	—	—
Contingent consideration liability	(400)	—	—	(400)

As of September 29, 2012:
Short-term investments in mutual funds	$765	$765	—	—
Contingent consideration liability	(385)	—	—	(385)

K.                                   OTHER INCOME

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

Prepublication Costs.   The Company capitalizes prepublication costs, which include the costs of acquiring rights to publish a work and costs associated with bringing a manuscript to publication such as artwork and editorial efforts. Prepublication costs are amortized on a straight-line basis over periods ranging from two to four years.  Management regularly evaluates the sales and profitability of the products based upon historical and forecasted demand.  If actual market conditions are less favorable than those projected by management, additional amortization expense may be required.

Overview:

Courier Corporation, founded in 1824, is among America’s leading book manufacturers and a leader in content management and customization in new and traditional media.  The Company also publishes books under three brands offering award-winning content and thousands of titles. The Company has two operating segments: book manufacturing and publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution, as well as innovative content management, customization and state-of-the-art digital print capabilities.  The publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 9,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.  Creative Homeowner publishes books on home design, decorating, landscaping, and gardening, and also sells home plans.

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 29, 2012	December 24, 2011	% Change

Net sales	$64,756	$62,936	3%
Cost of sales	48,756	47,338	3%
Gross profit	16,000	15,598	3%
As a percentage of sales	24.7%	24.8%

Selling and administrative expenses	11,968	13,625	-12%
Operating income	4,032	1,973	104%
Interest expense, net	190	260	-27%
Other income	—	(587)
Pretax income	3,842	2,300	67%
Provision for income taxes	1,422	846	68%
Net income	$2,420	$1,454	66%
Net income per diluted share	$0.21	$0.12	75%

Revenues in the first quarter of fiscal 2013 were $64.8 million, up 3% from the same period last year. Book manufacturing segment sales increased 3% to $57.5 million with growth in the both the religious and education markets, including increased sales from the Company’s digital production capabilities. In the publishing segment, revenues of $9.1 million were down 3% from last year’s first quarter, with lower sales across the Company’s three brands.

Net income for the quarter was $2.4 million, up from $1.5 million in the first three months of fiscal 2012. Results in the first quarter of last year included pre-tax restructuring costs of $1.5 million for severance and post-retirement benefits as well as a pre-tax gain of $0.6 million from the sale of certain non-operating assets.

Restructuring Costs

During fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.5 million of these costs were recorded in the first quarter of fiscal 2012 for severance and post-retirement benefit costs, with approximately $0.9 million and $0.6 million of these costs included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively. At December 29, 2012, approximately $0.5 million of these remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility will be sublet effective March 2013. Remaining payments of approximately $3.7 million will be made over periods ranging from 3 years for the building lease obligation to 19 years for the liability related to the multi-employer pension plan.  At December 29, 2012, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and $2.9 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 29,	or	Paid or	December 29,
	2012	Reversals	Settled	2012
Employee severance, post-retirement and other benefit costs	$870		$(167)	$703
Early withdrawal from multi-employer pension plan	2,072		(18)	2,054
Lease termination, facility closure and other costs	1,665		(170)	1,495
Total	$4,607	—	$(355)	$4,252

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 29, 2012	December 24, 2011	% Change

Net sales	$57,481	$55,996	3%
Cost of sales	44,430	43,509	2%
Gross profit	13,051	12,487	5%
As a percentage of sales	22.7%	22.3%

Selling and administrative expenses	7,552	8,281	-9%
Operating income	$5,499	$4,206	31%

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In the first quarter of fiscal 2013, sales to the religious market grew 6% to $17 million, with sales to the Company’s largest religious customer up 9%. Sales to the education market grew 16% to $25 million compared to the first three months of last year, primarily due to increased sales of college textbooks. This improvement in sales reflects an over 40% increase in revenues from the Company’s digital print capabilities, including growing demand for customized college textbooks as well as increased use of digital printing among specialty trade publishers. Sales to the specialty trade market overall however were down 13% to $15 million, reflecting tight inventory management among publishers and the impact of e-book sales on certain titles.

In October 2012, the Company announced plans to install a fourth HP digital production line, with greater capacity and flexibility, at its Kendallville, Indiana location. The new press is expected to serve a larger customer base across a full range of run lengths as many publishers are moving to utilize both offset and digital inkjet print technology to maximize the lifespan of their titles, while reducing inventory and obsolescence costs. Start up of the new digital print facility is expected in the Company’s third quarter of fiscal 2013.

Cost of sales in the book manufacturing segment increased $0.9 million to $44.4 million in the first three months of fiscal 2013 compared to the same period last year reflecting the growth in sales. Gross profit for the first quarter increased $0.6 million to $13.1 million compared with the corresponding period in fiscal 2012 and, as a percentage of sales, improved to 22.7% from 22.3%. This improvement reflects a favorable sales mix and benefits from both recent technology investments and last year’s cost reduction measures, despite a highly competitive pricing environment and reduced recycling income from waste byproducts, including paper.

Selling and administrative expenses for the segment decreased $0.7 million in the first quarter of fiscal 2013 compared to the first three months of last year, attributable to $0.9 million of severance and post-retirement benefit costs recorded in the first quarter of fiscal 2012.

First quarter operating income in the book manufacturing segment grew 31% to $5.5 million compared with the first quarter of fiscal 2012, reflecting increased sales and a favorable sales mix, as well as savings from last year’s cost reduction measures.

Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 29, 2012	December 24, 2011	% Change

Net sales	$9,134	$9,452	-3%
Cost of sales	6,195	6,357	-3%
Gross profit	2,939	3,095	-5%
As a percentage of sales	32.2%	32.7%

Selling and administrative expenses	4,075	4,922	-17%
Operating loss	$(1,136)	$(1,827)

The Company’s publishing segment reported revenues of $9.1 million, down 3% from last year’s first quarter. Sales at Dover were down less than 2% to $7.6 million while sales at REA decreased 9% in the quarter to $0.9 million and Creative Homeowner’s sales were down 13% to $0.7 million compared to the first three months of fiscal 2012. These declines reflect the loss of important retail channels, including both Borders Group, Inc. and Home Depot stores.  In addition, Hurricane Sandy closed the Company’s publishing operations for several days and generators were used to bring operations back for several weeks until power was restored to the area. During the quarter, the segment continued to increase its range of titles offered online in both printed and e-book form, including over 3,500 titles now available as e-books through Amazon, Apple, Barnes & Noble and Google.

Cost of sales in this segment declined 3% to $6.2 million in the first three months of fiscal 2013 compared to the prior year quarter, reflecting the lower sales volume. Gross profit decreased 5% to $2.9 million compared to last year’s first quarter and, as a percentage of sales, decreased to 32.2% from 32.7%, again reflecting the impact of the decline in sales.

Selling and administrative expenses for the segment decreased $0.8 million in the first three months of fiscal 2013 compared to the prior year period, primarily attributable to $0.6 million of severance and post-retirement benefit costs recorded in last year’s first quarter.

The publishing segment’s operating loss was $1.1 million in the first three months of fiscal 2013 compared to $1.8 million in the corresponding period last year, largely due to the $0.6 million of severance and post-retirement benefit costs in the first quarter of fiscal 2012.

Total Consolidated Company

Interest expense, net of interest income, was $190,000 in the first quarter of fiscal 2013 compared to $260,000 of net interest expense in the first three months of last year. Average debt under the revolving credit facility in the first quarter of fiscal 2013 was approximately $9.9 million at an average annual interest rate of 1.5%, generating interest expense of approximately $36,000. Average debt under the revolving credit facility in the first quarter of last year was approximately $17.4 million at an average annual interest rate of 1.0%, generating interest expense of approximately $43,000. At December 29, 2012, $2.5 million was outstanding under the Company’s term loan with related interest expense of $20,000 in the first quarter of fiscal 2013 compared to $37,000 of interest expense in the same period last year. In addition, approximately $34,000 and $48,000 of interest expense was amortized in the first three months of fiscal years 2013 and 2012, respectively, associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.

In the first quarter of fiscal 2012, the Company recorded other income of $587,000 from gains associated with the sale of its interests in non-operating real property relating to cell towers.

The Company’s effective tax rate for the first quarter of fiscal 2013 was 37.0%, comparable to the 36.8% for the same period last year.

For purposes of computing net income per diluted share, weighted average shares outstanding for the first quarter of fiscal 2013 decreased by approximately 679,000 shares compared with the same period last year, reflecting the repurchase of approximately 824,000 shares in the second half of fiscal 2012.

Liquidity and Capital Resources:

During the first three months of fiscal 2013, operations provided $9.9 million of cash, compared to $7.3 million in the first quarter of last year. Net income was $2.4 million and depreciation and amortization were $5.8 million.

Investment activities in the first quarter of fiscal 2013 used $2.2 million of cash. Capital expenditures were $1.5 million.  For the entire fiscal year, capital expenditures are expected to be approximately $17 to $19 million, with approximately $13 million related to expanding digital capabilities.  Prepublication costs were $0.7 million in the first three months of fiscal 2013, compared to $1.1 million in the first quarter of last year.  For the full fiscal year, prepublication costs are projected to be approximately $4 million, comparable to last year’s level.

On November 20, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plans.  Through December 29, 2012, the Company had not repurchased any shares of common stock under this program. In April 2012, the Company’s Board of Directors approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. In fiscal 2012, the Company repurchased 823,970 shares of common stock for approximately $10 million.

Financing activities for the first three months of fiscal 2013 used approximately $7.6 million of cash.  Cash dividends of $2.4 million were paid and borrowings decreased by $5.2 million during the first quarter of fiscal 2013.  At December 29, 2012, borrowings under a term loan used to finance the purchase of the Company’s new digital print equipment were $2.5 million, with $1.0 million at a fixed annual interest rate of 3.9% and $1.5 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  At December 29, 2012, the Company had $7.9 million in borrowings under this facility at an interest rate of 1.5%.  The revolving credit facility, which matures in March 2016, contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all debt covenants at December 29, 2012.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

The following table summarizes the Company’s contractual obligations and commitments at December 29, 2012 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period (1)
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-term debt (2)	$10,387	$1,890	$646	$7,851	$—
Operating leases (3)	6,750	1,181	1,826	1,515	2,228
Purchase obligations (4)	5,267	5,267	—	—	—
Other liabilities (5)	7,683	1,475	2,423	637	3,148
Total	$30,087	$9,813	$4,895	$10,003	$5,376

(1) Amounts do not include interest expense.

(2) Includes the Company’s revolving credit facility, which has a maturity date of March 2016.

(3) Represents amounts at September 29, 2012, except for the Stoughton, Massachusetts building lease obligation, which was included in “Other liabilities” at both September 29, 2012 and December 29, 2012.

(4) Represents capital commitments.

(5) Includes approximately $2.9 million of restructuring costs, in addition to a related current liability of $1.3 million.

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

Item 3.                                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 29, 2012.

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

We derived approximately 55% and 53% of our fiscal 2012 and 2011 revenues, respectively, from two major customers.  We expect similar concentrations in fiscal 2013.  We do business with these customers on a purchase order basis and they are not bound to purchase at particular volume levels.  As a result, either of these customers could determine to reduce their order volume with us, especially if our pricing is not deemed competitive.  A significant reduction in order volumes from, or the loss of, either of these customers could have a material adverse effect on our results of operations and financial condition.  In addition, our publishing segment is dependent on Amazon as a primary sales channel. Any change in pricing or order volume could have a material adverse effect on our results.

Because a significant portion of publishing sales are made to or through retailers and distributors, the insolvency of any of these parties could have an adverse impact on our financial condition and operating results.

In our publishing segment, sales to retailers and distributors are highly concentrated on a small group, which previously included Borders Group, Inc. (“Borders”). During fiscal 2011, we recorded a bad debt expense of $700,000 related to the Borders’ bankruptcy and liquidation. Sales to Borders for our publishing segment in fiscal 2011 declined $3.3 million compared to fiscal 2010. In addition, the Company experienced a 9% reduction in sales in the trade market of its book manufacturing segment in fiscal 2011 compared with the prior year. As a result of the impact of the Borders situation, in the third quarter of fiscal 2011, the Company recorded a pre-tax impairment charge of $8.6 million, representing 100% of REA’s goodwill as well as approximately $200,000 for prepublication costs related to underperforming titles.  Similarly, any bankruptcy, liquidation, insolvency or other failure of another major retailer or distributor could also have a material impact on the Company.

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

We participate in two multi-employer defined benefit pension plans for certain union employees. Multi-employer pension plans cover employees of and receive contributions from two or more unrelated employers under one or more union contracts, and the assets contributed by each employer may be used to fund the benefits of all employees covered by the plan. We make periodic contributions to these plans pursuant to our union contracts to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $418,000 to these two plans in fiscal 2013, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of our union negotiations and applicable law as well as any reduction in participation or withdrawal by other employers from the plans. A new collective bargaining agreement with the Bindery Industry Employers GCC/IBT Pension Plan became effective January 6, 2013 and provides us with the right to withdraw from the plan if certain events occur.  In the event we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of operations and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of December 29, 2012 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than 65% funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only three other contributing employers.  A withdrawal by one or more of these employers could materially increase the amount of our required contributions to this plan.  A future withdrawal by us from either of the two multi-employer pension plans in which we participate could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

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

Purchases of paper and other raw materials represent a large portion of our costs.  In our book manufacturing segment, paper is normally supplied by our customers at their expense or price increases are passed through to our customers.  In our publishing segment, cost increases have generally been passed on to customers through higher prices or we have substituted a less expensive grade of paper.  However, if we are unable to continue to pass on these increases or substitute a less expensive grade of paper, our margins and profits could be adversely affected.

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

COURIER CORPORATION
(Registrant)

February 5, 2013	By:	/s/James F. Conway III
Date	James F. Conway III
Chairman, President and
Chief Executive Officer

February 5, 2013	By:	/s/Peter M. Folger
Date	Peter M. Folger
Senior Vice President and
Chief Financial Officer

February 5, 2013	By:	/s/Kathleen M. Leon
Date	Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*               Filed herewith.

**        Furnished herewith.