Form 10-Q
period 2013-03-30
COURIER Corp
filed 2013-05-09
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, $1 par value	11,448,474 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 30,	March 24,	March 30,	March 24,
	2013	2012	2013	2012

Net sales	$61,778	$62,388	$126,534	$125,324
Cost of sales (Note E)	49,774	50,190	98,530	97,528

Gross profit	12,004	12,198	28,004	27,796

Selling and administrative expenses (Note E)	11,281	11,317	23,249	24,942

Operating income	723	881	4,755	2,854

Interest expense, net	191	193	381	453
Other income (Note K)	—	—	—	(587)

Pretax income	532	688	4,374	2,988

Income tax provision (Note C)	196	248	1,618	1,094

Net income	$336	$440	$2,756	$1,894

Net income per share (Note G):

Basic	$0.03	$0.04	$0.24	$0.16

Diluted	$0.03	$0.04	$0.24	$0.16

Cash dividends declared per share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 30,	September 29,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$90	$64
Investments	824	765
Accounts receivable, less allowance for uncollectible accounts of $958 at March 30, 2013 and $944 at September 29, 2012	31,572	35,152
Inventories (Note B)	33,653	36,364
Deferred income taxes	4,209	4,273
Recoverable income taxes	1,437	—
Other current assets	950	950

Total current assets	72,735	77,568

Property, plant and equipment, less accumulated depreciation: $206,126 at March 30, 2013 and $199,267 at September 29, 2012	89,333	89,952

Goodwill (Note A)	15,966	15,988

Other intangibles, net (Note A)	1,687	1,892

Prepublication costs, net (Note A)	6,761	7,135

Deferred income taxes	3,245	3,451

Other assets	1,381	1,374

Total assets	$191,108	$197,360

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 30,	September 29,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,907	$1,872
Accounts payable	9,904	11,364
Accrued payroll	6,381	8,360
Accrued taxes	925	3,857
Other current liabilities (Note E)	9,445	7,417

Total current liabilities	28,562	32,870

Long-term debt	15,302	13,696
Other liabilities (Note E)	5,567	6,283

Total liabilities	49,431	52,849

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,448,000 at March 30, 2013 and 11,464,000 at September 29, 2012	11,448	11,464
Additional paid-in capital	19,462	18,958
Retained earnings	111,716	115,038
Accumulated other comprehensive loss	(949)	(949)

Total stockholders’ equity	141,677	144,511

Total liabilities and stockholders’ equity	$191,108	$197,360

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 30,	March 24,
	2013	2012
Operating Activities:
Net income	$2,756	$1,894
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation of property, plant and equipment	9,416	9,582
Amortization of prepublication costs	2,017	2,157
Amortization of intangible assets	205	205
Stock-based compensation (Note F)	672	767
Deferred income taxes	270	610
Gain on disposition of assets (Note K)	—	(587)
Changes in assets and liabilities:
Accounts receivable	3,580	3,294
Inventory	2,711	141
Accounts payable	(1,460)	(1,995)
Accrued and recoverable taxes	(4,369)	(2,491)
Other elements of working capital	284	1,505
Other long-term, net	(726)	(639)

Cash provided from operating activities	15,356	14,443

Investment Activities:
Capital expenditures	(8,793)	(2,353)
Prepublication costs	(1,643)	(2,301)
Proceeds on disposition of assets (Note K)	—	587
Short-term investments	(59)	(225)

Cash used for investment activities	(10,495)	(4,292)

Financing Activities:
Long-term debt borrowings (repayments)	1,641	(4,924)
Cash dividends	(4,839)	(5,139)
Share repurchases (Note H)	(1,568)	—
Proceeds from stock plans	166	167
Contingent consideration	(235)	(275)

Cash used for financing activities	(4,835)	(10,171)

Increase (decrease) in cash and cash equivalents	26	(20)

Cash and cash equivalents at the beginning of the period	64	104

Cash and cash equivalents at the end of the period	$90	$84

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of March 30, 2013 and the consolidated condensed statements of operations for the three-month and six-month periods ended March 30, 2013 and March 24, 2012 and the statements of cash flows for the six-month periods ended March 30, 2013 and March 24, 2012 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment to goodwill and other intangible assets annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period ended March 30, 2013.  “Other intangibles” include trade names, customer lists and technology.  Trade names with indefinite lives are not subject to amortization.  Customer lists and technology are being amortized over five to ten-year periods. Amortization expense related to customer lists and technology was approximately $100,000 in the second quarters and $200,000 in the first six months of both fiscal years 2013 and 2012.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At March 30, 2013 and September 29, 2012, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of two to four years.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 53% and 57% of the Company’s inventories at March 30, 2013 and September 29, 2012, respectively.  Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 30, 2013	September 29, 2012
Raw materials	$4,521	$4,523
Work in process	8,341	8,763
Finished goods	20,791	23,078
Total	$33,653	$36,364

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

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Six Months Ended
	March 30, 2013		March 24, 2012
Federal taxes at statutory rates	$1,531	35.0%	$1,046	35.0%
State taxes, net of federal tax benefit	181	4.2	126	4.2
Federal manufacturer’s deduction	(121)	(2.8)	(76)	(2.5)
Other	27	0.6	(2)	(0.1)
Total	$1,618	37.0%	$1,094	36.6%

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

The following table provides segment information for the three-month and six-month periods ended March 30, 2013 and March 24, 2012.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 30,	March 24,	March 30,	March 24,
	2013	2012	2013	2012
Net sales:
Book manufacturing	$55,919	$55,454	$113,400	$111,450
Publishing	9,353	9,635	18,487	19,087
Elimination of intersegment sales	(3,494)	(2,701)	(5,353)	(5,213)
Total	$61,778	$62,388	$126,534	$125,324

Pretax income:
Book manufacturing operating income	$1,395	$2,349	$6,894	$6,555
Publishing operating loss	(368)	(1,136)	(1,504)	(2,963)
Stock-based compensation	(331)	(345)	(672)	(767)
Elimination of intersegment profit	27	13	37	29
Interest expense, net	(191)	(193)	(381)	(453)
Other income	—	—	—	587
Total	$532	$688	$4,374	$2,988

E.                                    RESTRUCTURING COSTS

During fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.6 million of these costs were recorded in the first six months of fiscal 2012 for severance and post-retirement benefit costs, with approximately $1.5 million recorded in the first quarter of last year.  Approximately $0.9 million and $0.6 million of these restructuring costs were included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively. At March 30, 2013, approximately $0.4 million of the remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility has been sublet effective March 2013. Remaining payments of approximately $3.5 million will be made over periods ranging from 3 years for the building lease obligation to 18 years for the liability related to the multi-employer pension plan.  At March 30, 2013, approximately $1.0 million of the restructuring payments were included in “Other current liabilities” and $2.6 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 29,	or	Paid or	March 30,
	2012	Reversals	Settled	2013
Employee severance, post-retirement and other benefit costs	$870		$(298)	$572
Early withdrawal from multi-employer pension plan	2,072		(36)	2,036
Lease termination, facility closure and other costs	1,665		(251)	1,414
Total	$4,607	—	$(585)	$4,022

F.                                     STOCK ARRANGEMENTS

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the second quarters of fiscal 2013 and 2012 was $331,000 and $345,000, respectively.  The related tax benefit recognized in the second quarters of fiscal 2013 and 2012 was $117,000 and $124,000, respectively.  For the first six months of fiscal 2013 and 2012, stock-based compensation was $672,000 and $767,000, respectively, and the related tax benefit recognized was $237,000 and $279,000, respectively.  Unrecognized stock-based compensation cost at March 30, 2013 was $1.9 million, to be recognized over a weighted-average period of 2.0 years.

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

The Company annually issues a combination of stock options and stock grants to its non-employee directors under the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”).  Stock options and stock grants generally vest over three years.  During the second quarter of fiscal 2013, 14,931 stock awards, with a weighted-average fair value of $11.77 per share, were granted to non-employee directors as well as 85,498 stock options with an exercise price of $11.77 per share, which was the stock price on the date of grant, and a weighted-average fair value of $2.05 per share. Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 12,320 such shares were issued in the second quarter of fiscal 2013.

The weighted average Black-Scholes fair value assumptions for stock options awarded under the 2011 Plan and the 2010 Plan in the first six months of fiscal 2013 were as follows:

	2011 Plan	2010 Plan

Estimated life of options (years)	10	10
Risk-free interest rate	1.7%	2.0%
Expected volatility	41.5%	41.6%
Expected dividend yield	7.6%	7.2%

G.                                   NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012

Average shares outstanding for basic	11,295	12,087	11,309	12,066
Effect of potentially dilutive shares	110	73	121	65
Average shares outstanding for diluted	11,405	12,160	11,430	12,131

H.                                   SHARE REPURCHASE PROGRAM

On November 20, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  This stock repurchase authorization is effective for a period of twelve months. Through March 30, 2013, the Company repurchased approximately 123,000 shares of common stock for approximately $1.6 million.

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

The Company’s contributions for the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years. This plan currently includes only three other contributing employers. The Company contributed less than 5% of total contributions to the GCIU — Employer Retirement Benefit Plan in each of the past three years. The Company is not subject to surcharges for the remainder of 2013 and currently estimates that it will be required to contribute approximately $373,000 to these two plans in fiscal 2013.  These contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Both plans are estimated to be underfunded as of March 30, 2013 and have a Pension Protection Act zone status of critical (“red”). Such status identifies plans that are less than 65% funded. Rehabilitation plans have been adopted for each plan.

On January 6, 2013, a new 5-year contract was entered into for the Bindery Industry Employers GCC/IBT Pension Plan. This new contract provides the Company with the right to withdraw from the plan if certain future events occur. If one of these future events were to occur and the Company exercises its right to withdraw from the plan, the potential withdrawal liability would equal the Company’s proportionate share of the unfunded vested benefits based on the year in which the liability is triggered, subject to safe harbors based on the Company’s annual contribution level. In addition, a new 5-year contract was entered into for the GCIU — Employer Retirement Benefit Plan effective May 1, 2013.

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

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of March 30, 2013 and September 29, 2012 classified in one of the three levels as described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 30, 2013:
Short-term investments in mutual funds	$824	$824	—	—
Contingent consideration liability	—	—	—	—

As of September 29, 2012:
Short-term investments in mutual funds	$765	$765	—	—
Contingent consideration liability	(385)	—	—	(385)

Contingent
Consideration
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Liability
(000’s Omitted)
Balance as of September 29, 2012	$(385)
Change in fair value	(15)
Payment	400
Balance at March 30, 2013	$—

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

L.                                    SUBSEQUENT EVENT

On April 30, 2013, the Company announced the acquisition of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technology. FastPencil’s products serve both traditional publishers and self-publishers. The Company acquired all of the outstanding capital stock of FastPencil for $5 million, with additional future “earn out “potential payments of up to $13 million over the next five years.  FastPencil’s financial results will be included in the consolidated financial statements from the date of acquisition. Due to the timing of the acquisition, the initial accounting of the value of the acquired assets and liabilities is not complete. A preliminary purchase price allocation is currently expected to be included in the Company’s consolidated financial statements for the quarter ending June 29, 2013.

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

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Quarter Ended			Six Months Ended
	March 30, 2013	March 24, 2012	% Change	March 30, 2013	March 24, 2012	% Change

Net sales	$61,778	$62,388	-1%	$126,534	$125,324	1%
Cost of sales	49,774	50,190	-1%	98,530	97,528	1%
Gross profit	12,004	12,198	-2%	28,004	27,796	1%
As a percentage of sales	19.4%	19.6%		22.1%	22.2%
Selling and administrative expenses	11,281	11,317		23,249	24,942	-7%
Operating income	723	881	-18%	4,755	2,854	67%
Interest expense, net	191	193	-1%	381	453	-16%
Other income	—	—		—	(587)
Pretax income	532	688	-23%	4,374	2,988	46%
Income tax provision	196	248	-21%	1,618	1,094	48%
Net income	$336	$440	-24%	$2,756	$1,894	46%
Net income per diluted share	$0.03	$0.04	-25%	$0.24	$0.16	50%

Revenues in the second quarter of fiscal 2013 were $61.8 million, down 1% from the same period last year. For the first six months, revenues were up 1% to $126.5 million compared to the corresponding prior-year period. Book manufacturing segment sales increased 1% in the quarter to $55.9 million with growth in the specialty trade market offset by a decline in sales to the education market, while sales to the religious market were comparable to last year’s second quarter. Seasonal demand in the education market is typically highest in the second half of the Company’s fiscal year.  For the first six months of fiscal 2013, book manufacturing sales increased 2% to $113.4 million with gains in the education and religious markets offset in part by a slight decline in the specialty trade market. In the publishing segment, revenues were down 3% in both the second quarter and first half of fiscal 2013 to $9.4 million and $18.5 million, respectively, compared with the same periods last year.

Net income for the second quarter of fiscal 2013 was $336,000, down from $440,000 in the same period last year. For the first six months, net income increased 46% to $2.8 million compared to the corresponding period of fiscal 2012. Results in the first half of last year included pre-tax restructuring costs of $1.6 million for severance and post-retirement benefits as well as a pre-tax gain of $0.6 million from the sale of certain non-operating assets.

Restructuring Costs

During fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.6 million of these costs were recorded in the first six months of fiscal 2012 for severance and post-retirement benefit costs, with approximately $1.5 million recorded in the first quarter of last year. Approximately $0.9 million and $0.6 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively. At March 30, 2013, approximately $0.4 million of these remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility has been sublet effective March 2013. Remaining payments of approximately $3.5 million will be made over periods ranging from 3 years for the building lease obligation to 18 years for the liability related to the multi-employer pension plan.  At March 30, 2013, approximately $1.0 million of the restructuring payments were included in “Other current liabilities” and $2.6 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 29,	or	Paid or	March 30,
	2012	Reversals	Settled	2013
Employee severance, post-retirement and other benefit costs	$870		$(298)	$572
Early withdrawal from multi-employer pension plan	2,072		(36)	2,036
Lease termination, facility closure and other costs	1,665		(251)	1,414
Total	$4,607	—	$(585)	$4,022

Subsequent Event - Business Acquisition

On April 30, 2013, the Company announced the acquisition of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technology. FastPencil’s products serve both traditional publishers and self-publishers. The Company acquired all of the outstanding capital stock of FastPencil for $5 million, with additional future “earn out “potential payments of up to $13 million over the next five years.  FastPencil’s financial results will be included in the consolidated financial statements from the date of acquisition. Due to the timing of the acquisition, the initial accounting of the value of the acquired assets and liabilities is not complete. A preliminary purchase price allocation is currently expected to be included in the Company’s consolidated financial statements for the quarter ending June 29, 2013.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Quarter Ended			Six Months Ended
	March 30, 2013	March 24, 2012	% Change	March 30, 2013	March 24, 2012	% Change

Net sales	$55,919	$55,454	1%	$113,400	$111,450	2%
Cost of sales	47,526	46,306	3%	91,956	89,815	2%
Gross profit	8,393	9,148	-8%	21,444	21,635	-1%
As a percentage of sales	15.0%	16.5%		18.9%	19.4%
Selling and administrative expenses	6,998	6,799	3%	14,550	15,080	-4%
Operating income	$1,395	$2,349	-41%	$6,894	$6,555	5%

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In fiscal 2013, sales to the religious market in the second quarter were $18 million, comparable to the same period last year, but were up 3% in the first six months to $35 million, with sales to the Company’s largest religious customer up 4% year to date. Sales to the education market in the quarter were down 8% to $20 million but up 4% to $45 million for the first half of fiscal 2013 compared to the same periods last year. The year-to-date growth in this market was primarily due to increased sales of college textbooks and reflects an over 50% increase in revenues from the Company’s digital print capabilities, including growing demand for customized college textbooks. Sales to the specialty trade market overall increased 11% to $15 million in the second quarter compared to the same period last year, reflecting an increased use of digital printing, but were down 2% to $30 million for the first six months, reflecting tight inventory management among publishers and the impact of e-book sales on certain titles.

In October 2012, the Company announced plans to install a fourth HP digital production line at its Kendallville, Indiana location. The new press is expected to serve a larger customer base across a full range of run lengths as many publishers are moving to utilize both offset and digital inkjet print technology to maximize the lifespan of their titles, while reducing inventory and obsolescence costs. This new digital print facility began production in April 2013.

Cost of sales in the book manufacturing segment increased $1.2 million to $47.5 million in the second quarter and increased $2.1 million to $92.0 million in the first six months of fiscal 2013 compared to the same periods last year, reflecting the growth in sales, lower waste recycling income, and startup costs related to the new digital print production line in Kendallville, Indiana. Gross profit for the second quarter decreased $0.8 million to $8.4 million compared with the corresponding period in fiscal 2012 and, as a percentage of sales, decreased to 15.0% from 16.5%. For the first six months of fiscal 2013, gross profit decreased $0.2 million to $21.4 million and, as a percentage of sales, decreased to 18.9% from 19.4% in the first half of last year. This decline in gross profit reflects a highly competitive pricing environment, reduced recycling income from waste byproducts, including paper, and startup costs related to the new digital print production line.

Selling and administrative expenses for the segment increased $0.2 million to $7.0 million in the second quarter of fiscal 2013 compared to the same period last year, largely due to growth in the Company’s digital print operation.  For the first six months of fiscal 2013, selling and administrative expenses decreased $0.5 million to $14.6 million, primarily attributable to $0.9 million of restructuring costs recorded in the first half of fiscal 2012 offset in part by increased expenses related to the growth in digital printing.

Second quarter operating income in the book manufacturing segment was $1.4 million compared with $2.3 million in the same period of fiscal 2012. For the first six months of fiscal 2013, operating income was $6.9 million compared to $6.6 million in fiscal 2012, which included $0.9 million of restructuring costs.

These results reflect a less favorable sales mix, a highly competitive pricing environment, startup costs related to the new digital pint production line, and reduced recycling income.

Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Quarter Ended			Six Months Ended
	March 30, 2013	March 24, 2012	% Change	March 30, 2013	March 24, 2012	% Change

Net sales	$9,353	$9,635	-3%	$18,487	$19,087	-3%
Cost of sales	5,769	6,596	-13%	11,964	12,953	-8%
Gross profit	3,584	3,039	18%	6,523	6,134	6%
As a percentage of sales	38.3%	31.5%		35.3%	32.1%
Selling and administrative expenses	3,952	4,175	-5%	8,027	9,097	-12%
Operating loss	$(368)	$(1,136)		$(1,504)	$(2,963)

Revenues in the Company’s publishing segment were down 3% in both the second quarter and first six months of fiscal 2013 to $9.4 million and $18.5 million, respectively, compared with the corresponding prior year periods. Sales at Dover in the quarter were $6.8 million, comparable to last year’s second quarter, and were down less than 1% to $14.4 million for the first six months compared to the prior year.  Sales at REA decreased 9% in both the quarter and first half of fiscal 2013 to $1.3 million and $2.1 million, respectively, compared with the same periods last year. Creative Homeowner’s sales were down 12% in both the second quarter and first six months of fiscal 2013 to $1.2 million and $1.9 million, respectively, compared to the corresponding prior year periods. These declines reflect in part a shrinking base of brick and mortar retail channels.  In addition, during the first quarter of fiscal 2013, Hurricane Sandy closed the Company’s publishing operations for several days and generators were used to bring operations back for several weeks until power was restored to the area. During the first six months of fiscal 2013, the segment continued to increase its range of titles offered online in both printed and e-book form, including over 4,000 titles now available as e-books through Amazon, Apple, Barnes & Noble and Google. Sales of e-books were launched in the second half of 2012 and were $0.6 million in the first six months of fiscal 2013.

Cost of sales in this segment declined 13% to $5.8 million in the second quarter and 8% to $12.0 million in the first six months of fiscal 2013 compared to the same periods last year, reflecting the lower sales volume and an improved cost structure in the segment. Gross profit increased 18% to $3.6 million compared to last year’s second quarter and, as a percentage of sales, increased to 38.3% from 31.5%.  For the first six months of fiscal 2013, gross profit increased 6% to $6.5 million and, as a percentage of sales, increased to 35.3% from 32.1%, reflecting the benefit of prior cost reduction measures and reduced obsolescence costs, as well as the impact of e-book sales.

Selling and administrative expenses for the segment decreased $0.2 million and $1.1 million in the second quarter and first six months, respectively, of fiscal 2013 compared to the corresponding prior year periods, largely attributable to cost reduction measures and $0.6 million of restructuring costs recorded in the first half of last year.

The publishing segment’s operating loss was $0.4 million in the second quarter of fiscal 2013 compared to $1.1 million in the corresponding period last year.  For the first six months, the operating loss was $1.5 million compared to $3.0 million in the first half of fiscal 2012.  These reductions in the segment’s operating loss reflect the impact of cost reduction benefits, reduced obsolescence costs and $0.6 million of restructuring costs in the first quarter of fiscal 2012.

Total Consolidated Company

Interest expense, net of interest income, was $191,000 in the second quarter of fiscal 2013 compared to $193,000 of net interest expense in the same period last year. For the first six months of fiscal 2013, interest expense, net of interest income, was $381,000 compared to $453,000 of net interest expense in the first half of fiscal 2012. Average debt under the revolving credit facility in the second quarter of fiscal 2013 was approximately $12.8 million at an average annual interest rate of 1.5%, generating interest expense of approximately $47,000. Average debt under the revolving credit facility in the second quarter of last year was approximately $16.1 million at an average annual interest rate of 0.8%, generating interest expense of approximately $30,000. Average debt under the revolving credit facility in the first half of fiscal 2013 was approximately $11.3 million at an average annual interest rate of 1.5%, generating interest expense of approximately $83,000. Average debt under the revolving credit facility in the first six months of last year was approximately $16.8 million at an average annual interest rate of 0.9%, generating interest expense of approximately $73,000. At March 30, 2013, $1.9 million was outstanding under the Company’s term loan with related interest expense of $20,000 in the second quarter and $40,000 in the first six months of fiscal 2013 compared to $37,000 in the quarter and $74,000 in the first half of last year. In addition, approximately $34,000 and $68,000 of interest expense was amortized in the second quarter and first half of fiscal 2013, associated with the restructuring costs incurred in fiscal 2011, compared with approximately $30,000 and $63,000 in corresponding prior year periods, respectively. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.

In the first quarter of fiscal 2012, the Company recorded other income of $587,000 from gains associated with the sale of its interests in non-operating real property relating to cell towers.

The Company’s effective tax rate for the first half of fiscal 2013 was 37.0%, comparable to the 36.6% for the same period last year.

For purposes of computing net income per diluted share, weighted average shares outstanding decreased by 755,000 in the second quarter and by 701,000 for the first half of fiscal 2013 compared with the corresponding periods last year, reflecting the Company’s repurchase of approximately 824,000 shares in the second half of fiscal 2012.

Liquidity and Capital Resources:

During the first six months of fiscal 2013, operations provided $15.4 million of cash, compared to $14.4 million in the first half of last year. Net income was $2.8 million and depreciation and amortization were $11.6 million.

Investment activities in the first six months of fiscal 2013 used $10.5 million of cash. Capital expenditures were $8.8 million.  For the entire fiscal year, capital expenditures are expected to be approximately $17 to $19 million, with approximately $13 million related to expanding digital capabilities.  Prepublication costs were $1.6 million in the first half of fiscal 2013, compared to $2.3 million in the same period last year.  For the full fiscal year, prepublication costs are projected to be approximately $4 million, comparable to last year’s level.

Financing activities for the first six months of fiscal 2013 used approximately $4.8 million of cash.  Cash dividends of $4.8 million were paid and the Company repurchased $1.6 million of its common stock. Borrowings increased by $1.6 million during the first half of fiscal 2013.  At March 30, 2013, borrowings under a term loan used to finance the purchase of the Company’s new digital print equipment were $1.9 million, with $0.8 million at a fixed annual interest rate of 3.9% and $1.1 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  At March 30, 2013, the Company had $15.3 million in borrowings under this facility at an interest rate of 1.5%.  The revolving credit facility, which matures in March 2016, contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all debt covenants at March 30, 2013.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

On November 20, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through March 30, 2013, the Company had repurchased 123,261 shares of common stock for approximately $1.6 million under this program. In April 2012, the Company’s Board of Directors approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. During the second half of fiscal 2012, the Company repurchased 823,970 shares of common stock for approximately $10 million.

The following table summarizes the Company’s contractual obligations and commitments at March 30, 2013 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-term debt (1)	$17,209	$1,907	$15,302	$—	$—
Interest due on debt (2)	39	39	—	—	—
Operating leases (3)	6,750	1,181	1,826	1,515	2,228
Purchase obligations (4)	5,115	5,115	—	—	—
Other liabilities (5)	7,173	1,607	1,749	637	3,180
Total	$36,286	$9,849	$18,877	$2,152	$5,408

(1) Includes the Company’s revolving credit facility, which has a maturity date of March 2016.

(2) Represents scheduled interest payments on the Company’s term loan. Future interest on the Company’s revolving credit facility is not included because the interest rate and principal balance fluctuate on a daily basis and an estimate could differ significantly from actual interest expense.

(3) Represents amounts at September 29, 2012, except for the Stoughton, Massachusetts building lease obligation, which was included in “Other liabilities” at both September 29, 2012 and March 30, 2013.

(4) Represents capital commitments.

(5) Includes approximately $4.0 million of restructuring costs, of which the current liability is $1.4 million.

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

We participate in two multi-employer defined benefit pension plans for certain union employees. Multi-employer pension plans cover employees of and receive contributions from two or more unrelated employers under one or more union contracts. Our risks of participating in these types of plans include the fact that (i) plan contributions by each employer, including us, may be used to provide benefits to employees of other participating employers, (ii) if another participating employer withdraws from either plan, the unfunded obligations of the plan may be borne by the remaining participating employers, including us, and (iii) if we withdraw from participating in either plan, we may be required to pay the plan an amount based on our allocable share of the underfunded status of the plan.

We make periodic contributions to two multi-employer plans pursuant to our union contracts to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $373,000 to these two plans in fiscal 2013, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of future union negotiations and applicable law, changes in the funding status of the plans, and any reduction in participation or withdrawal by other employers from the plans. Our continued participation in these plans could have a material adverse impact on our results of operations, cash flows or financial condition. In the event that we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of operations and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of March 30, 2013 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than 65% funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only three other contributing employers.  A withdrawal by one or more of these employers could materially increase the amount of our required contributions to this plan.  A future withdrawal by us from either of the two multi-employer pension plans could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months. Through March 30, 2013, approximately 123,000 shares of common stock were repurchased for approximately $1.5 million.  The following table summarizes the monthly purchases under this program during the second quarter of the Company’s fiscal year 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Approximate Dollar
	(a) Total		Shares Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Fiscal Month	Purchased	per Share	Programs	the Plans or Programs
December 30, 2012 - January 26, 2013	—	—	—	—
January 27, 2013- February 23, 2013	79,501	$12.58	79,501	$8,999,992
February 24, 2013 - March 30, 2013	43,760	$12.99	43,760	$8,431,569

Total	123,261	$12.73	123,261

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

10.1

Stock Purchase and Sale Agreement for the acquisition of FastPencil, Inc. dated April 29, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 3, 2013, and incorporated herein by reference).

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

COURIER CORPORATION

(Registrant)

May 9, 2013	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

May 9, 2013	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

May 9, 2013	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1

Stock Purchase and Sale Agreement for the acquisition of FastPencil, Inc. dated April 29, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 3, 2013, and incorporated herein by reference).

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