Form 10-Q
period 2013-06-29
COURIER Corp
filed 2013-08-08
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 29, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2013
Common Stock, $1 par value	11,460,274 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012

Net sales	$64,143	$58,896	$190,677	$184,220
Cost of sales (Note E)	49,315	45,864	147,845	143,392

Gross profit	14,828	13,032	42,832	40,828

Selling and administrative expenses (Note E)	11,813	10,285	35,062	35,227

Operating income	3,015	2,747	7,770	5,601

Interest expense, net	325	246	706	699
Other income (Note L)	—	—	—	(587)

Pretax income	2,690	2,501	7,064	5,489

Income tax provision (Note C)	1,009	937	2,627	2,031

Net income	$1,681	$1,564	$4,437	$3,458

Net income per share (Note G):

Basic	$0.15	$0.13	$0.39	$0.29

Diluted	$0.15	$0.13	$0.39	$0.29

Cash dividends declared per share	$0.21	$0.21	$0.63	$0.63

Other comprehensive income, net of tax:
Unrealized gain on foreign currency cash flow hedge (Note A)	75	—	75	—
Other comprehensive income, net of tax	75	—	75	—

Comprehensive income	$1,756	$1,564	$4,512	$3,458

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 29,	September 29,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$193	$64
Investments	951	765
Accounts receivable, less allowance for uncollectible accounts of $927 at June 29, 2013 and $944 at September 29, 2012	32,199	35,152
Inventories (Note B)	37,262	36,364
Deferred income taxes	4,512	4,273
Recoverable income taxes	1,431	—
Other current assets (Note J)	2,742	950

Total current assets	79,290	77,568

Property, plant and equipment, less accumulated depreciation: $211,104 at June 29, 2013 and $199,267 at September 29, 2012	90,043	89,952

Goodwill (Notes A and J)	21,412	15,988

Other intangibles, net (Notes A and J)	4,749	1,892

Prepublication costs, net (Note A)	6,708	7,135

Deferred income taxes	2,320	3,451

Other assets (Note K)	1,888	1,374

Total assets	$206,410	$197,360

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 29,	September 29,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,599	$1,872
Accounts payable	11,938	11,364
Accrued payroll	7,779	8,360
Accrued taxes	818	3,857
Other current liabilities (Notes E and J)	7,961	7,417

Total current liabilities	30,095	32,870

Long-term debt	24,642	13,696
Other liabilities (Notes E and J)	10,405	6,283

Total liabilities	65,142	52,849

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,460,000 at June 29, 2013 and 11,464,000 at September 29, 2012	11,460	11,464
Additional paid-in capital	19,690	18,958
Retained earnings	110,992	115,038
Accumulated other comprehensive loss (Note M)	(874)	(949)

Total stockholders’ equity	141,268	144,511

Total liabilities and stockholders’ equity	$206,410	$197,360

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 29,	June 23,
	2013	2012
Operating Activities:
Net income	$4,437	$3,458
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation of property, plant and equipment	14,395	14,455
Amortization of prepublication costs	3,025	3,260
Amortization of intangible assets	403	307
Stock-based compensation (Note F)	1,002	1,098
Deferred income taxes	514	983
Gain on disposition of assets (Note L)	—	(587)
Changes in assets and liabilities:
Accounts receivable	2,979	4,555
Inventory	(785)	255
Accounts payable	341	(1,967)
Accrued and recoverable taxes	(4,463)	(2,916)
Other elements of working capital	(161)	(6)
Other long-term, net	(609)	(1,003)

Cash provided from operating activities	21,078	21,892

Investment Activities:
Capital expenditures	(14,461)	(4,065)
Acquisition of business (Note J)	(5,000)	—
Prepublication costs	(2,598)	(3,171)
Proceeds on disposition of assets (Note L)	—	587
Investments	(686)	(169)

Cash used for investment activities	(22,745)	(6,818)

Financing Activities:
Long-term debt borrowings (repayments)	10,673	(2,479)
Cash dividends	(7,244)	(7,693)
Share repurchases (Note H)	(1,568)	(4,842)
Proceeds from stock plans	170	167
Contingent consideration	(235)	(275)

Cash provided from (used for) financing activities	1,796	(15,122)

Increase (decrease) in cash and cash equivalents	129	(48)

Cash and cash equivalents at the beginning of the period	64	104

Cash and cash equivalents at the end of the period	$193	$56

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of June 29, 2013 and the consolidated condensed statement of comprehensive income for the three-month and nine-month periods ended June 29, 2013 and June 23, 2012 and the statements of cash flows for the nine-month periods ended June 29, 2013 and June 23, 2012 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment to goodwill and other intangible assets annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period ended June 29, 2013.  On April 30, 2013, the Company acquired FastPencil, Inc. (“FastPencil”) and recorded goodwill of $5.5 million (see Note J). In addition, the Company recorded intangibles related to technology, trade name and other intangibles with this acquisition totaling $3.3 million, which are being amortized over periods ranging from three to fifteen years.  “Other intangibles” also include trade names with indefinite lives which are not subject to amortization as well as customer lists and technology that are being amortized over five to ten-year periods. Total amortization expense for intangibles was approximately $200,000 and $100,000 in the third quarters of fiscal years 2013 and 2012, respectively.  For the first nine months, amortization expense was approximately $400,000 and $300,000 in fiscal years 2013 and 2012, respectively. Prospectively, annual amortization expense for fiscal 2013 will be approximately $650,000 and for fiscal years 2014, 2015, 2016 and 2017 will be approximately $980,000, $700,000, $575,000 and $560,000, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), investment in a convertible promissory note (Level 3), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At June 29, 2013 and September 29, 2012, the fair value of the Company’s financial instruments approximated their carrying values.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing. At June 29, 2013, the Company had a forward exchange contract to sell approximately 11 million South African Rands (ZAR) designated as a cash flow hedge against a foreign currency customer order to be settled for $1.2 million in October 2013. The fair value of the foreign exchange forward contract was valued using market exchange rates (Level 2). The unrealized gain on this foreign currency cash flow hedge of $75,000, net of tax, was included in accumulated other comprehensive loss at June 29, 2013. The Company expects to reclassify the unrealized gain or loss in accumulated other comprehensive loss into earnings upon recognition of the related hedged forecasted transaction.  The Company does not use financial instruments for trading or speculative purposes.

Prepublication Costs

Prepublication costs, associated with creating new titles in the publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of two to four years.

B.            INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 54% and 57% of the Company’s inventories at June 29, 2013 and September 29, 2012, respectively.  Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 29, 2013	September 29, 2012
Raw materials	$5,568	$4,523
Work in process	9,408	8,763
Finished goods	22,286	23,078
Total	$37,262	$36,364

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

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Nine Months Ended
	June 29, 2013		June 23, 2012
Federal taxes at statutory rates	$2,472	35.0%	$1,922	35.0%
State taxes, net of federal tax benefit	302	4.3	257	4.7
Federal manufacturer’s deduction	(201)	(2.8)	(136)	(2.5)
Other	54	0.8	(12)	(0.2)
Total	$2,627	37.2%	$2,031	37.0%

D.            OPERATING SEGMENTS

The Company has two operating segments: book manufacturing and publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers.  In April 2013, the Company acquired FastPencil, which has been included in the book manufacturing segment (see Note J). The publishing segment consists of Dover Publications, Inc., Federal Marketing Corporation, Inc., d/b/a Creative Homeowner, and Research & Education Association, Inc. (“REA”).

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

The following table provides segment information for the three-month and nine-month periods ended June 29, 2013 and June 23, 2012.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012
Net sales:
Book manufacturing	$58,060	$52,413	$171,460	$163,863
Publishing	8,818	9,127	27,305	28,214
Elimination of intersegment sales	(2,735)	(2,644)	(8,088)	(7,857)
Total	$64,143	$58,896	$190,677	$184,220

Pretax income (loss):
Book manufacturing operating income	$4,245	$3,982	$11,139	$10,537
Publishing operating loss	(889)	(975)	(2,393)	(3,938)
Stock-based compensation	(330)	(331)	(1,002)	(1,098)
Elimination of intersegment profit	(11)	71	26	100
Interest expense, net	(325)	(246)	(706)	(699)
Other income	—	—	—	587
Total	$2,690	$2,501	$7,064	$5,489

E.            RESTRUCTURING COSTS

During fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.8 million of these costs were recorded in the first nine months of fiscal 2012 for severance and post-retirement benefit costs, with approximately $1.5 million recorded in the first quarter of last year.  Approximately $1.0 million and $0.6 million of these restructuring costs were included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively, and approximately $200,000 in costs of sales in the book manufacturing segment last year. At June 29, 2013, approximately $275,000 of the remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility was sublet beginning in March 2013. Remaining payments of approximately $3.5 million will be made over periods ranging from 2 years for the building lease obligation to 18 years for the liability related to the multi-employer pension plan.  At June 29, 2013, approximately $1.1 million of the restructuring payments were included in “Other current liabilities” and $2.4 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 29,	or	Paid or	June 29,
	2012	Reversals	Settled	2013
Employee severance, post-retirement and other benefit costs	$870	—	$(430)	$440
Early withdrawal from multi-employer pension plan	2,072	—	(54)	2,018
Lease termination, facility closure and other costs	1,665	—	(318)	1,347
Total	$4,607	—	$(802)	$3,805

F.        STOCK ARRANGEMENTS

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the third quarters of fiscal 2013 and 2012 was $330,000 and $331,000, respectively.  The related tax benefit recognized in the third quarters of fiscal 2013 and 2012 was $117,000 and $120,000, respectively.  For the first nine months of fiscal 2013 and 2012, stock-based compensation was approximately $1.0 million and $1.1 million, respectively, and the related tax benefit recognized was $353,000 and $356,000, respectively.  Unrecognized stock-based compensation cost at June 29, 2013 was $1.9 million, to be recognized over a weighted-average period of 3.0 years.

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

The weighted average Black-Scholes fair value assumptions for stock options awarded under the 2011 Plan and the 2010 Plan in the first nine months of fiscal 2013 were as follows:

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

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012

Average shares outstanding for basic	11,242	11,951	11,286	12,028
Effect of potentially dilutive shares	140	75	129	65
Average shares outstanding for diluted	11,382	12,026	11,415	12,093

H.            SHARE REPURCHASE PROGRAM

On November 20, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  This stock repurchase authorization is effective for a period of twelve months. Through June 29, 2013, the Company repurchased approximately 123,000 shares of common stock for approximately $1.6 million.

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

The Company’s contributions for the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years. This plan currently includes only three other contributing employers. The Company contributed less than 5% of total contributions to the GCIU — Employer Retirement Benefit Plan in each of the past three years. The Company is not subject to surcharges for the remainder of 2013 and currently estimates that it will be required to contribute approximately $373,000 to these two plans in fiscal 2013.  These contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Both plans are estimated to be underfunded as of June 29, 2013 and have a Pension Protection Act zone status of critical (“red”). Such status identifies plans that are less than 65% funded. Rehabilitation plans have been adopted for each plan.

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

J.          BUSINESS ACQUISITION

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s products primarily serve traditional publishers and self-publishers. The acquisition complements the Company’s content management and customization for educational publishers and also brings a comparable offering to a broader market.  The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments from $0 up to a maximum of $13 million (undiscounted) which may be paid out over the next five years based on achieving certain revenue targets. The future earn out potential payments were valued at acquisition at $4.7 million using a probability weighted, discounted cash flow model.  Related acquisition costs of approximately $250,000 were included in selling and administrative expenses through the third quarter. The acquisition was accounted for as a purchase and, accordingly, FastPencil’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

The acquisition of FastPencil was recorded by allocating the fair value of the consideration paid to the identified assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date. The excess of the fair value of the consideration paid over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not tax deductible. Based on these valuations, the purchase price allocation was as follows:

(000’s Omitted)

Cash paid	$5,000
Fair value of contingent “earn out” consideration	4,700
Total	$9,700

Accounts receivable	$26
Inventories	113
Licensing contract receivable	1,500
Amortizable intangibles	3,260
Goodwill	5,456
Other assets	38
Accounts payable and accrued liabilities	(315)
Deferred tax liabilities, net	(378)
Total	$9,700

The Company expects to finalize the preliminary estimates of the fair value of the intangible assets in the next quarter.

K.            FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.  The Company’s only assets and liabilities adjusted to fair value on a recurring basis are short-term investments in mutual funds, a long-term investment in a convertible promissory note and contingent consideration.  In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of June 29, 2013 and September 29, 2012 classified in one of the three levels as described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 29, 2013:
Short-term investments in mutual funds	$832	$832	—	—
Long-term investment in convertible promissory note	500	—	—	500
Contingent consideration liability	(4,810)	—	—	(4,810)
Forward foreign exchange contract (Note A)	119	—	119	—

As of September 29, 2012:
Short-term investments in mutual funds	$765	$765	—	—
Contingent consideration liability	(385)	—	—	(385)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Convertible
	Promissory	Contingent
	Note	Consideration
(000’s Omitted)	Investment	Liabilities
Balance as of September 29, 2012		$(385)
Change in fair value		(125)
Amounts paid	$500	400
Acquisition of business (Note J)	—	(4,700)
Balance at June 29, 2013	$500	$(4,810)

Balance as of September 24, 2011		$(685)
Change in fair value		(49)
Amounts paid		400
Balance at June 23, 2012		$(334)

L.            OTHER INCOME

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

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 29, 2013	June 23, 2012	% Change	June 29, 2013	June 23, 2012	% Change

Net sales	$64,143	$58,896	8.9%	$190,677	$184,220	3.5%
Cost of sales	49,315	45,864	7.5%	147,845	143,392	3.1%
Gross profit	14,828	13,032	13.8%	42,832	40,828	4.9%
As a percentage of sales	23.1%	22.1%		22.5%	22.2%
Selling and administrative expenses	11,813	10,285	14.9%	35,062	35,227	-0.5%
Operating income	3,015	2,747	9.8%	7,770	5,601	38.7%
Interest expense, net	325	246	32.1%	706	699	1.0%
Other income	—	—		—	(587)
Pretax income	2,690	2,501	7.6%	7,064	5,489	28.7%
Income tax provision	1,009	937	7.7%	2,627	2,031	29.3%
Net income	$1,681	$1,564	7.5%	$4,437	$3,458	28.3%
Net income per diluted share	$0.15	$0.13	15.4%	$0.39	$0.29	34.5%

Revenues grew in the third quarter and first nine months of fiscal 2013 compared to the same periods last year. For the third quarter, revenues were up 9% to $64.1 million and for the first nine months were up 4% to $190.7 million compared to fiscal 2012.  Book manufacturing segment revenues increased 11% in the quarter to $58.1 million and 5% year to date to $171.5 million.  Sales growth in the third quarter was experienced in all three of this segment’s principal markets of education, religious and specialty trade.  For the first nine months of fiscal 2013, sales growth in the education and religious markets was offset in part by a slight decline in sales to the specialty trade market. In the publishing segment, revenues were down 3% in both the third quarter and first nine months to $8.8 million and $27.3 million, respectively, compared to the corresponding prior year periods. Modest sales growth at Dover was offset by a decline in sales at both REA and Creative Homeowner in the third quarter and first nine months of fiscal 2013.

Net income for the third quarter of fiscal 2013 was $1.7 million, up 8% from the same period last year. For the first nine months, net income increased 28% to $4.4 million compared to the corresponding period of fiscal 2012. Results in the first nine months of last year included pre-tax restructuring costs of $1.8 million for severance and post-retirement benefits as well as a pre-tax gain of $0.6 million from the sale of certain non-operating assets.

Restructuring Costs

During fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.8 million of these costs were recorded in the first nine months of fiscal 2012 for severance and post-retirement benefit costs, with approximately $1.5 million recorded in the first quarter of last year.  Approximately $1.0 million and $0.6 million of these restructuring costs were included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively, and approximately $200,000 in costs of sales in the book manufacturing segment last year. At June 29, 2013, approximately $275,000 of the remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility was sublet beginning in March 2013. Remaining payments of approximately $3.5 million will be made over periods ranging from 2 years for the building lease obligation to 18 years for the liability related to the multi-employer pension plan.  At June 29, 2013, approximately $1.1 million of the restructuring payments were included in “Other current liabilities” and $2.4 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 29,	or	Paid or	June 29,
	2012	Reversals	Settled	2013
Employee severance, post-retirement and other benefit costs	$870	—	$(430)	$440
Early withdrawal from multi-employer pension plan	2,072	—	(54)	2,018
Lease termination, facility closure and other costs	1,665	—	(318)	1,347
Total	$4,607	—	$(802)	$3,805

Business Acquisition

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s products primarily serve traditional publishers and self-publishers. The acquisition complements the Company’s content management and customization for educational publishers and also brings a comparable offering to a broader market.  The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments from $0 up to a maximum of $13 million (undiscounted) which may be paid out over the next five years based on achieving certain revenue targets. The future earn out potential payments were valued at acquisition at $4.7 million using a probability weighted, discounted cash flow model.  The acquisition was accounted for as a purchase and, accordingly, FastPencil’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 29, 2013	June 23, 2012	% Change	June 29, 2013	June 23, 2012	% Change

Net sales	$58,060	$52,413	10.8%	$171,460	$163,863	4.6%
Cost of sales	46,209	42,193	9.5%	138,165	132,008	4.7%
Gross profit	11,851	10,220	16.0%	33,295	31,855	4.5%
As a percentage of sales	20.4%	19.5%		19.4%	19.4%
Selling and administrative expenses	7,606	6,238	21.9%	22,156	21,318	3.9%
Operating income	$4,245	$3,982	6.6%	$11,139	$10,537	5.7%

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In fiscal 2013, sales to the education market in the third quarter were up 18% to $28 million and up 9% to $72 million for the first nine months compared to the same periods last year. The revenue growth in this market was primarily due to increased sales of college textbooks and reflects an over 40% increase in year-to-date revenues from the Company’s digital print capabilities, including growing demand for customized college textbooks. Seasonal demand in the education market is typically highest in the second half of the Company’s fiscal year. Sales to the religious market in the third quarter increased 7% to $15 million and 4% to $50 million for the first nine months of this year compared to the same periods last year, driven by growth in sales to the Company’s largest religious customer. Sales to the specialty trade market increased 4% to $12 million in the third quarter compared to the same period last year, reflecting an increased use of digital printing, but were down 1% to $42 million for the first nine months, reflecting tight inventory management among publishers.

In October 2012, the Company announced plans to install a fourth HP digital production line. This new digital print facility at the Company’s Kendallville, Indiana location began production in the third quarter after a smooth start up. The new press is expected to serve a larger customer base across a full range of run lengths as many publishers are moving to utilize both offset and digital inkjet print technology to maximize the lifespan of their titles, while reducing inventory and obsolescence costs. Given the continuing growth in digital print demand, in July 2013 the Company announced the addition of a second HP digital inkjet press and expanded binding capabilities for the Kendallville location, with installation expected to be completed in the first quarter of fiscal 2014. Approximately half of this $12 million project will be spent in fiscal 2013 and the remainder in fiscal 2014.  Also, during the third quarter of fiscal 2013, the Company announced a strategic relationship with Ingram Content Group to provide customers with more options for efficient print distribution and fulfillment.

Cost of sales in the book manufacturing segment increased $4.0 million to $46.2 million in the third quarter and increased $6.2 million to $138.2 million in the first nine months of fiscal 2013 compared to the same periods last year, reflecting the growth in sales and lower waste recycling income. Gross profit for the third quarter increased $1.6 million to $11.9 million compared with the corresponding period in fiscal 2012 and, as a percentage of sales, increased to 20.4% from 19.5%, reflecting a favorable sales mix, increased capacity utilization and severance costs included in last year’s third quarter. For the first nine months of fiscal 2013, gross profit increased $1.4 million to $33.3 million and, as a percentage of sales, was comparable to the same period last year at 19.4%. For the year to date, the segment’s gross profit margin reflects a favorable sales mix and improved capacity utilization offset by a highly competitive pricing environment and reduced recycling income from waste byproducts, including paper.

Selling and administrative expenses for the segment increased $1.4 million to $7.6 million in the third quarter of fiscal 2013 and increased $0.8 million to $22.2 million for the first nine months compared to the same periods last year. These increases reflect the growth in the Company’s digital print operation as well as acquisition costs of approximately $250,000 and increased amortization expense related to the acquisition of FastPencil.  In addition, selling and administrative expenses in fiscal 2013 reflect an increase in variable compensation tied to this year’s increased sales and income. Selling and administrative expenses in this segment in the first nine months of last year included $1.0 million of restructuring costs.

Third quarter operating income in the book manufacturing segment was $4.2 million compared with $4.0 million in the same period of fiscal 2012. For the first nine months of fiscal 2013, operating income was $11.1 million compared to $10.5 million in fiscal 2012, which included $1.2 million of restructuring costs. Despite improvements in sales mix and capacity utilization, these results reflect a highly competitive pricing environment, startup costs related to the new digital print production line, reduced recycling income and costs associated with the acquisition of FastPencil, including acquisition costs, amortization expense and operating costs totaling approximately $500,000.

Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 29, 2013	June 23, 2012	% Change	June 29, 2013	June 23, 2012	% Change

Net sales	$8,818	$9,127	-3.4%	$27,305	$28,214	-3.2%
Cost of sales	5,831	6,387	-8.7%	17,795	19,340	-8.0%
Gross profit	2,987	2,740	9.0%	9,510	8,874	7.2%
As a percentage of sales	33.9%	30.0%		34.8%	31.5%
Selling and administrative expenses	3,876	3,715	4.3%	11,903	12,812	-7.1%
Operating loss	$(889)	$(975)		$(2,393)	$(3,938)

Revenues in the Company’s publishing segment were down 3% in both the third quarter and first nine months of fiscal 2013 to $8.8 million and $27.3 million, respectively, compared with the corresponding prior year periods. Sales at Dover in the quarter were $6.5 million, up 3% from last year’s third quarter, and were up slightly to $20.9 million for the first nine months compared to the prior year.  Sales at REA were down 15% in the quarter to $1.2 million and decreased 11% for first nine months to $3.3 million compared with the same periods last year. Creative Homeowner’s sales were down 21% in the third quarter to $1.1 million and decreased 16% to $3.0 million in first nine months compared to the corresponding prior year periods. These declines reflect in part a shrinking base of brick and mortar retail channels and, in the case of Creative Homeowner, less new title development.  During the first nine months of fiscal 2013, the segment continued to increase its range of titles offered online in both printed and ebook form, including over 4,000 titles now available as ebooks through Amazon, Apple, Barnes & Noble and Google. Sales of ebooks were launched in the second half of 2012 and were approximately $1 million through the first nine months of fiscal 2013; such ebook sales were only $20,000 for the same period last year.

Cost of sales in this segment declined 9% to $5.8 million in the third quarter and 8% to $17.8 million in the first nine months of fiscal 2013 compared to the same periods last year, reflecting the lower sales volume and an improved cost structure in the segment. Gross profit increased 9% to $3.0 million compared to last year’s third quarter and, as a percentage of sales, increased to 33.9% from 30.0%.  For the first nine months of fiscal 2013, gross profit increased 7% to $9.5 million and, as a percentage of sales, increased to 34.8% from 31.5%, reflecting the benefit of prior cost reduction measures as well as the impact of ebook sales.

Selling and administrative expenses for the segment increased slightly in the third quarter to $3.9 million compared to last year’s third quarter.  For the first nine months of fiscal 2013, selling and administrative expenses decreased $0.9 million to $11.9 million compared to the corresponding prior year period, largely attributable to cost reduction measures and $0.6 million of restructuring costs recorded in the first nine months of last year.

The publishing segment’s operating loss was $0.9 million in the third quarter of fiscal 2013 compared to $1.0 million in the corresponding period last year.  For the first nine months, the operating loss was $2.4 million compared to $3.9 million in the first nine months of fiscal 2012.  These reductions in the segment’s operating loss reflect the impact of cost reduction benefits and $0.6 million of restructuring costs in the first quarter of fiscal 2012.

Total Consolidated Company

Interest expense, net of interest income, was $325,000 in the third quarter of fiscal 2013 compared to $246,000 of net interest expense in the same period last year. For the first nine months of fiscal 2013, interest expense, net of interest income, was $706,000 compared to $699,000 of net interest expense in the first nine months of fiscal 2012. Average debt under the revolving credit facility in the third quarter of fiscal 2013 was approximately $23.4 million at an average annual interest rate of 1.5%, generating interest expense of approximately $85,000 in the quarter. Average debt under the revolving credit facility in the third quarter of last year was approximately $15.7 million at an average annual interest rate of 1.5%, generating interest expense of approximately $60,000 in the quarter. Average debt under the revolving credit facility in the first nine months of fiscal 2013 was approximately $15.3 million at an average annual interest rate of 1.5%, generating interest expense of approximately $170,000 over the first nine months of fiscal 2013. Average debt under the revolving credit facility in the first nine months of last year was approximately $16.4 million at an average annual interest rate of 1.1%, generating interest expense of approximately $133,000 over the first nine months of fiscal 2012. At June 29, 2013, $1.6 million was outstanding under the Company’s term loan with related interest expense of $20,000 in the third quarter and $60,000 in the first nine months of fiscal 2013 compared to $37,000 in the quarter and $111,000 in the first nine months of last year. In addition, approximately $34,000 and $102,000 of interest expense was amortized in the third quarter and first nine months of fiscal 2013, associated with the restructuring costs incurred in fiscal 2011, compared with approximately $52,000 and $115,000 in the corresponding prior year periods, respectively. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.

In the first quarter of fiscal 2012, the Company recorded other income of $587,000 from gains associated with the sale of its interests in non-operating real property relating to cell towers.

The Company’s effective tax rate for the first nine months of fiscal 2013 was 37.2%, comparable to the 37.0% effective tax rate for the same period last year.

For purposes of computing net income per diluted share, weighted average shares outstanding decreased by 644,000 in the third quarter and by 678,000 for the first nine months of fiscal 2013 compared with the corresponding periods last year, reflecting the Company’s repurchase of approximately 824,000 shares in the second half of fiscal 2012 and 123,000 shares in the second quarter of fiscal 2013.

Liquidity and Capital Resources:

During the first nine months of fiscal 2013, operations provided $21.1 million of cash, compared to $21.9 million in the first nine months of last year. Net income was $4.4 million and depreciation and amortization were $17.8 million.

Investment activities in the first nine months of fiscal 2013 used $22.7 million of cash, of which $5 million was attributable to the acquisition of FastPencil on April 30, 2013. Capital expenditures for the first nine months of fiscal 2013 were $14.5 million.  For the entire fiscal year, capital expenditures are expected to be approximately $23 to $25 million, with approximately $20 million dedicated to digital capabilities, primarily the expanded digital capacity in the Kendallville, Indiana location.  Prepublication costs were $2.6 million in the first nine months of fiscal 2013, compared to $3.2 million in the same period last year.  For the full fiscal year, prepublication costs are projected to be below the $4 million level in fiscal 2012. In the third quarter, the Company invested $500,000 in a convertible promissory note.

Financing activities for the first nine months of fiscal 2013 provided approximately $1.8 million of cash.  Cash dividends of $7.2 million were paid and the Company repurchased $1.6 million of its common stock. Borrowings increased by $10.7 million during the first nine months of fiscal 2013.  At June 29, 2013, borrowings under a term loan used to finance the purchase of a portion of the Company’s digital print equipment were $1.6 million, with $0.7 million at a fixed annual interest rate of 3.9% and $0.9 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  At June 29, 2013, the Company had $24.6 million in borrowings under this facility at an interest rate of 1.4%.  The revolving credit facility, which matures in March 2016, contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The

Company was in compliance with all debt covenants at June 29, 2013.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

On November 20, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through June 29, 2013, the Company had repurchased 123,261 shares of common stock for approximately $1.6 million under this program. In April 2012, the Company’s Board of Directors approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. During the second half of fiscal 2012, the Company repurchased 823,970 shares of common stock for approximately $10 million under this program.

The following table summarizes the Company’s contractual obligations and commitments at June 29, 2013 to make future payments as well as its existing commercial commitments.

		(000’s Omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Long-term debt (1)	$26,241	$1,599	$24,642	$—	$—
Interest due on debt (2)	27	27	—	—	—
Operating leases (3)	6,750	1,181	1,826	1,515	2,228
Purchase obligations (4)	1,182	1,182	—	—	—
Other liabilities (5)	11,858	1,503	6,244	912	3,199
Total	$46,058	$5,492	$32,712	$2,427	$5,427

(1) Includes the Company’s revolving credit facility, which has a maturity date of March 2016.

(2) Represents scheduled interest payments on the Company’s term loan. Future interest on the Company’s revolving credit facility is not included because the interest rate and principal balance fluctuate on a daily basis and an estimate could differ significantly from actual interest expense.

(3) Represents amounts at September 29, 2012, except for the Stoughton, Massachusetts building lease obligation, which was included in “Other liabilities” at both September 29, 2012 and June 29, 2013.

(4) Represents capital commitments.

(5) Includes approximately $3.8 million of restructuring costs, of which the current liability is $1.3 million.

Forward-Looking Information:

This Quarterly Report on Form 10-Q includes forward-looking statements.  Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-Q and include, among others, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, changes in market growth rates, changes in raw material costs and availability, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, insolvency of key customers or vendors, changes in the Company’s labor relations, changes in obligations of multiemployer pension plans, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets and contingent consideration, restructuring and impairment charges required under generally accepted accounting principles, changes in operating expenses including medical and energy costs, changes in technology including migration from paper-based books to digital, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations, changes in the Company’s effective income tax rate and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 29, 2012. At June 29, 2013, the Company had a forward exchange contract to sell approximately 11 million South African Rands (ZAR) as a hedge against the future sales proceeds, which was designated as a cash flow hedge. The fair value of the foreign exchange forward contract was valued using market exchange rates.  The Company does not use financial instruments for trading or speculative purposes.

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

In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges.  They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.  Accounting for business combinations may involve complex and subjective valuations of the assets and liabilities recorded as a result of the business combination or other agreement, and in some instances contingent consideration, which is recorded in the Company’s Consolidated Financial Statements pursuant to the standards applicable for business combinations in accordance with accounting principles generally accepted in the United States.  Differences between the inputs and assumptions used in the valuations and actual results could have a material effect on our financial position and results of operation.

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

We make periodic contributions to two multi-employer plans pursuant to our union contracts to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $373,000 to these two plans in fiscal 2013, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of future union negotiations and applicable law, changes in the funding status of the plans, and any reduction in participation or withdrawal by other employers from the plans. Our continued participation in these plans could have a material adverse impact on our results of operations, cash flows or financial condition. In the event that we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of operations and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of June 29, 2013 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than 65% funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only three other contributing employers.  A withdrawal by one or more of these employers could materially increase the amount of our required contributions to this plan.  A future withdrawal by us from either of the two multi-employer pension plans could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months. Through June 29, 2013, 123,261 shares of common stock were repurchased for approximately $1.6 million.  No shares of the Company’s common stock were repurchased during the third quarter of fiscal 2013.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits

Exhibit No.	Description

10.1

Stock Purchase and Sale Agreement for the acquisition of FastPencil, Inc. dated April 30, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 3, 2013, and incorporated herein by reference).

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

COURIER CORPORATION

(Registrant)

August 8, 2013	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

August 8, 2013	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

August 8, 2013	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1

Stock Purchase and Sale Agreement for the acquisition of FastPencil, Inc. dated April 30, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 3, 2013, and incorporated herein by reference).

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