Form 10-K
period 2013-09-28
COURIER Corp
filed 2013-11-27
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 30, 2013).

Common Stock, $1 par value - $123,529,077

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 25, 2013.

Common Stock $1 par value — 11,507,119

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its Annual Meeting of Stockholders scheduled to be held on January 21, 2014 are incorporated herein by reference to Part III of this Form 10-K.

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

The book manufacturing segment focuses on streamlining the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States, offering services from prepress and production through storage and distribution, as well as innovative content management, customization, and state-of-the-art digital print capabilities. Courier’s principal book manufacturing markets are religious, education and specialty trade. Revenues from this segment accounted for approximately 90% of Courier’s consolidated sales in fiscal 2013.

The publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 10,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study guide books for high school, college and graduate students, and professionals.  Creative Homeowner publishes books on home design, decorating, landscaping and gardening, and also sells home plans. Revenues in this segment were approximately 14% of consolidated sales in fiscal 2013.

The combination of Dover’s, REA’s, and Creative Homeowner’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills provides a comprehensive end-to-end solution for Courier’s customers.

Sales by segment (in millions)	2013	%	2012	%	2011	%

Book Manufacturing	$247.4	90%	$233.0	89%	$230.2	89%
Publishing	37.6	14%	38.4	15%	40.8	16%
Intersegment sales	(10.1)	(4)%	(10.1)	(4)%	(11.7)	(5)%
Total	$274.9	100%	$261.3	100%	$259.4	100%

Additional segment information, including the amounts of operating income and total assets, for each of the last three fiscal years, is contained in Note M in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s technology serves publishers and other companies interested in providing a self-publishing platform to their customers or communities. In addition, FastPencil provides a platform and services to thousands of self-publishers. The acquisition complements the Company’s content management and customization technology and gives the Company an entry into the rapidly growing self-publishing market. The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments, conditioned upon the achievement of revenue targets with a maximum payout of three payments of up to $6.5 million, $1.25 million and $5.25 million which may be paid out over the next five years. The acquisition was accounted for as a purchase and, accordingly, FastPencil’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamline the production of customized textbooks and other materials for use in colleges, universities and businesses.  The acquisition of Highcrest Media complements the Company’s investments during fiscal years 2010 and 2011 in digital printing technology. The $3 million cash acquisition was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.  Additional “earn out” payments of $1.2 million were earned and paid by the Company in the three years following the acquisition of Highcrest Media.

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

Courier’s book manufacturing operations utilize both offset and digital print technologies, combined with various binding capabilities, to produce both soft and hard cover books.  Each of Courier’s five facilities work together, although each has certain specialties adapted to the needs of the market niches Courier serves, such as printing on lightweight paper, book cover production, four-color book manufacturing, and digital printing.  These services are primarily sold to publishers of educational, religious and trade books.  The Company has four-color offset book manufacturing capabilities with four manroland offset presses at its Kendallville, Indiana facility.  During 2010, the Company built a state-of-the-art digital printing operation at its North Chelmsford, Massachusetts facility through a relationship with HP and installed two more digital presses in fiscal 2011. In fiscal 2013, a complete digital production line was installed at the Kendallville, Indiana facility and the Company announced plans to install a second digital press in Kendallville in fiscal 2014.  These digital print capabilities, combined with Highcrest Media and FastPencil, comprise the Company’s newest market offerings, Courier New Media and Courier Digital Solutions. In addition, Highcrest Media manages content for leading financial services companies.

The Company has Chain-of-Custody certifications by two leading environmental organizations, the Sustainable Forestry Initiative (SFI) and the Programme for the Endorsement of Forestry Certification (PEFC). This new dual certification complements Courier’s existing certification by the Forest Stewardship Council (FSC) and marks the Company as “triple-certified” for its systematic adherence to environmentally responsible practices in the use of paper and other forest products throughout its manufacturing locations.

Courier’s book manufacturing sales force of 15 people is responsible for all of the Company’s sales to almost 400 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Philadelphia, Pennsylvania; Terre Haute, Indiana; Campbell, California; and North Chelmsford, Massachusetts.

Sales to Pearson Education, Inc. aggregated approximately 33% of consolidated sales in fiscal 2013 and 30% of consolidated sales in both fiscal years 2012 and 2011. Sales to The Gideons International aggregated approximately 23% of consolidated sales in fiscal 2013, 25% in fiscal 2012 and 23% in fiscal 2011.  A significant reduction in order volumes or price levels from these customers could have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales in any of the past three fiscal years.  The Company distributes products around the world; export sales, as a percentage of consolidated sales, were approximately 23% in fiscal 2013, 21% in fiscal 2012 and 20% in fiscal 2011.  Approximately 95% of the export sales were in the book manufacturing segment in fiscal year 2013, 92% in fiscal 2012 and 90% in fiscal year 2011.

All phases of Courier’s business are highly competitive.  The printing industry has almost 48,000 establishments.  While most of these companies are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, content management and related services, and technology support.

PUBLISHING SEGMENT

Dover, a subsidiary of the Company, is a publisher of books in over 30 specialty categories, including fine and commercial arts, children’s books, crafts, music scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both juvenile and adult markets, including the Dover Thrift Editions™.  In 2005, Dover began developing proprietary packaged products under its Dover Fun Kits™ line.  In 2008, Dover introduced a new premium series of hardcover reproductions, Dover Calla Editions™ and in 2012, launched a new adult coloring series, Creative Haven™ and an online image store, DoverPictura®. In 2013, Dover introduced a new educational series branded Boost™.

Dover sells its products through most American bookstore chains, online retailers, independent booksellers, mass merchandisers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover sells its e-books through all of the major e-book platforms. Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and over the Internet at www.doverpublications.com.  Beginning in October 2013 with the launch of its redesigned website, Dover is also selling ebooks directly from its website. Dover mails its proprietary catalogs to nearly 340,000 consumers and annually sends almost 135 million emails to electing customers.  Dover also maintains www.DoverDirect.com, which is a business-to-business site for its retailers and distributors, and its image store at www.DoverPictura.com.

In the second quarter of fiscal 2009, due to a decline in sales and profits at Dover resulting from the continued downturn in the economic environment and in consumer spending, the Company recorded a non-cash, pre-tax impairment charge of $15.6 million, which represented 100% of Dover’s goodwill.

REA publishes more than 700 test preparation and study guide titles.  Product lines include Problem Solvers®, Essentials®, Super Reviews® and Test Preparation books, including its new Crash Course™ and All Access Series™.  REA sells its products around the world through major bookseller chains, online retailers, college bookstores, and teachers’ supply stores, as well as directly to teachers and other consumers through catalogs and over the Internet at www.REA.com. REA sells its ebooks through all of the major e-book platforms.

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

Creative Homeowner is a publisher of books, home plans, and related products for the home and garden retail book market.  Creative Homeowner’s 95 titles include books on home decoration, design and improvement, as well as gardening and landscaping.  Its products are sold primarily through home and garden centers and online retailers, as well as bookstores and direct to consumers over the Internet at www.creativehomeowner.com.  From its line of home plan books, Creative Homeowner offers over 10,000 home plans from which consumers can order blueprints directly over the Internet at www.ultimateplans.com.

In the third quarter of fiscal 2008, Creative Homeowner experienced a precipitous decline in sales and profits, due in large part to the downturn in the housing market and reduction in store traffic at home improvement centers and other large retail chain stores.  As a result, the Company recorded a non-cash, pre-tax impairment charge of $23.6 million in fiscal 2008.  In addition to other remedial measures, the Company decided to cease Creative Homeowner’s book distribution operation that served a single customer, allowing it to concentrate on its principal publishing operations.  This transition was completed in the second quarter of fiscal 2009.  During the third quarter of fiscal 2010, the Company continued to integrate functions across this segment and consolidated Creative Homeowner’s warehousing with the other publishing businesses in order to reduce costs.  Despite these cost cutting measures, the prolonged weakness in the housing market led to a further decline in sales and operating results in the fourth quarter.  As a result, the Company impaired the remaining goodwill and other intangible assets of Creative Homeowner, as well as $0.5 million of prepublication costs, resulting in a non-cash, pre-tax impairment charge of $4.7 million. In 2012, the Company reduced costs at Creative Homeowner by further integrating functions across the segment and narrowing the focus of its publishing program.

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

MATERIALS AND SUPPLIES

Courier purchases its principal raw materials, primarily paper, but also plate materials, ink, adhesives, cover stock, casebinding materials and cartons, from numerous suppliers, and is not dependent upon any one source for its requirements.  Many of Courier’s book manufacturing customers purchase their own paper and furnish it at no charge to Courier for book production.  Dover, REA and Creative Homeowner purchase a significant portion of their books from Courier’s book manufacturing operations. Paper prices have been relatively stable over the last eighteen months, although recent reductions in capacity may impact paper production.

ENVIRONMENTAL REGULATIONS

The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose were made in 2013 or are anticipated in 2014.  In 2007, the Company adopted an “Environmental, Health and Safety Policy” which is available on the Company’s website at www.courier.com. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s financial condition or liquidity.

EMPLOYEES

The Company employed 1,560 persons at September 28, 2013 compared to 1,501 a year ago.  The Company considers its relations with its employees to be satisfactory.

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

Courier does not hold any material patents, licenses, franchises or concessions upon which our operations are dependent, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the Internet in connection with each of its business segments.  Through its acquisitions of Highcrest Media and FastPencil, the Company owns certain customization and content management software utilized by its customers in the publishing and financial services industries.  Substantially all of REA’s and Creative Homeowner’s publications and a majority of Dover’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.  Many of Dover’s publications include works that are in the public domain.

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

We derived approximately 56% and 55% of our fiscal 2013 and 2012 revenues, respectively, from two major customers.  We expect similar concentrations in fiscal 2014.  We do business with these customers on a purchase order basis and they are not bound to purchase at particular volume levels.  As a result, either of these customers could determine to reduce their order volume or pricing with us, especially if our pricing is not deemed competitive.  A significant reduction in order volumes or pricing from, or the loss of, either of these customers could have a material adverse effect on our results of operations and financial condition.  In addition, our publishing segment is dependent on Amazon as a primary sales channel. Any change in pricing or order volume from that customer could have a material adverse effect on our results.

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

In our publishing segment, sales to retailers and distributors are highly concentrated on a small group, which previously included Borders Group, Inc. (“Borders”). Any bankruptcy, liquidation, insolvency or other failure of a major retailer or distributor could also have a material impact on the Company.  For example, during fiscal 2011, we recorded a bad debt expense of $700,000 related to the Borders’ bankruptcy and liquidation. As a result of the impact of the Borders situation, in the third quarter of fiscal 2011, the Company recorded a pre-tax impairment charge of $8.6 million, representing 100% of REA’s goodwill as well as approximately $200,000 for prepublication costs related to underperforming titles.

Electronic delivery of content may adversely affect our business.

Electronic delivery of content offers an alternative to the traditional delivery through print.  Widespread consumer acceptance of electronic delivery of books is uncertain, as is the extent to which consumers are willing to replace print materials with online hosted media content.  If our customers’ acceptance of electronic delivery of books and online hosted media content continues to grow, demand for and/or pricing of our printed products may be adversely affected. Non-profit organizations have worked to encourage development of educational content that can be “open sourced” for educational purposes.  If these initiatives increase the availability and utilization of free or inexpensive materials online, it may adversely impact sales, reduce demand or change customer expectations regarding pricing and delivery.

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

We make periodic contributions to two multi-employer plans pursuant to our union contracts, each of which was renewed in fiscal year 2013, to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $352,000 to these two plans in fiscal 2014, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of future union negotiations and applicable law, changes in the funding status of the plans, and any reduction in participation or withdrawal by other employers from the plans. Our continued participation in these plans could have a material adverse impact on our results of operations, cash flows or financial condition. In the event that we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of operations and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of September 28, 2013 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than 65% funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only two other contributing employers.  A withdrawal by one or more of these employers could materially increase the amount of our required contributions to this plan.  A future withdrawal by us from either of the two multi-employer pension plans could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

A failure to successfully adapt to changing book sales channels may have an adverse impact on our business.

Over the last several years, the “bricks & mortar” bookstore channel has experienced a significant contraction, including the bankruptcy of Borders Group, Inc. and Nebraska Book Co., the closure of many independent bookstores, and the reduction in inventory and shelf space for books in other national chains.  In addition to expanding our online and direct to consumer sales, we have responded by offering over 4,000 of our titles as ebooks, as well as seeking alternative channels for our products, such as mass merchandising chains.  However, there is no guarantee that we will be able to address the challenges in these channels, including creating price competitive products that will successfully penetrate these markets and accurately predicting the volume of returns.

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

Although we generally have not experienced difficulty in obtaining adequate supplies of paper, recent reductions in capacity may impact paper production and unexpected changes in the paper markets could result in a shortage of supply.  If this were to occur in the future, it could cause disruption to the business or increase paper costs, adversely impacting either or both net sales or profits.

Fluctuations in the costs and availability of paper and other raw materials could adversely affect operating costs or customer demand and thereby negatively impact our operating results, financial condition or cash flows.

In addition, fluctuations in the markets for paper and other raw materials may adversely affect the market for our waste byproducts, including recycled paper, and used plates, and therefore adversely affect our income from such sales.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

REAL PROPERTIES

The following schedule lists the facilities owned or leased by Courier at September 28, 2013. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

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

(2)                             The Stoughton plant was closed in March 2011 and its operations consolidated into the Company’s other manufacturing facilities. A portion of the facility was used for warehousing at September 28, 2013. A 40,000 square foot section was sublet effective March 2013 through October 2015, which is the end of the lease term.

EQUIPMENT

The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases certain computers and other equipment, which are subject to more rapid obsolescence.  Capital expenditures amounted to approximately $22.2 million in 2013, $9.9 million in 2012, and $15.7 million in 2011. Capital expenditures for fiscal 2014 are expected to be between $14 and $16 million, approximately $10 million of which relates to expansion of the Company’s digital print capabilities. Courier considers its equipment to be in good operating condition and adequate for its present needs.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On November 21, 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months.  During fiscal 2013, the Company repurchased 123,261 shares of common stock for approximately $1.6 million under a similar program which expired November 20, 2013. In April 2012, the Company’s Board of Directors had approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. During the second half of fiscal 2012, the Company repurchased 823,970 shares of common stock for approximately $10 million under that program.

PEER PERFORMANCE TABLE

The graph below compares the Company’s cumulative total stockholder return on its Common Stock with the cumulative total return on the Standard & Poor’s 500 stock index (the “S&P 500 Index”), a peer group of companies selected by the Corporation for purposes of the comparison and described more fully below (the “Peer Group”).  This graph assumes the investment of $100 on October 1, 2008 in each of Courier Common Stock, the S&P 500 Index, and the Peer Group Common Stock, and reinvestment of quarterly dividends at the monthly closing stock prices.  The returns of each company have been weighted annually for their respective stock market capitalizations in computing the S&P 500 and Peer Group indices.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments.  At September 28, 2013, the Company had a forward exchange contract to sell approximately 11 million South African Rands (ZAR) as a hedge against the future sales proceeds of approximately $1.2 million, which was designated as a cash flow hedge. The fair value of the foreign exchange forward contract was valued using market exchange rates.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate, with further information contained in Note D of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.  The Company believes it is remote that this could have a material impact on results of operations.

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

(b)                                 Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has filed with the Securities and Exchange Commission the required certifications related to its consolidated financial statements as of and for the year ended September 28, 2013.  These certifications are exhibits to this Annual Report on Form 10-K for the year ended September 28, 2013.

(d)                             Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2013.

In making its assessment of the Company’s internal control over financial reporting, the Company’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of September 28, 2013.  Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, has issued its attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 28, 2013, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited the internal control over financial reporting of Courier Corporation and subsidiaries (the “Company”) as of September 28, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 28, 2013 of the Company and our report dated November 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP

Boston, Massachusetts

November 27, 2013

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

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	61	Chairman, President and Chief Executive Officer

Peter M. Folger	60	Senior Vice President and Chief Financial Officer

Rajeev Balakrishna	43	Senior Vice President, General Counsel, Secretary and Clerk

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

All other information called for by Item 10 is contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 21, 2014.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 is contained in the definitive Proxy Statement, under the caption “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 21, 2014.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of September 28, 2013 regarding shares of common stock of the Company that may be issued under its existing compensation plans, including the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”), the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”), which was replaced by the 2011 Plan, the Courier Corporation 1999 Employee Stock Purchase Plan, the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”), and the Courier Corporation 2005 Stock Equity Plan for Non-Employee Directors (the “2005 Plan”), which was replaced by the 2010 Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	633,212	$12.74	671,254

Equity compensation plans not approved by security holders	—	—	—

Total	633,212	$12.74	671,254

(1)           Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.

(2)           158,599 shares of these 671,254 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(3)           Includes up to 512,655 securities that may be issued in the form of restricted stock.

All other information called for by Item 12 is contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 21, 2014.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Information called for by Item 13 is contained in the definitive Proxy Statement, under the captions “Director Independence” and “Related Party Transactions,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 21, 2014.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by Item 14 is contained in the definitive Proxy Statement, under the caption “Item 2: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on Tuesday, January 21, 2014.  Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

Page(s)

	1.		Financial statements

		•	Report of Independent Registered Public Accounting Firm	F-1
		•	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 28, 2013	F-2
		•	Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012	F-3 to F-4
		•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 28, 2013	F-5
		•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended September 28, 2013	F-6
		•	Notes to Consolidated Financial Statements	F-7 to F-23

	2.		Financial statement schedule

			Schedule II - Consolidated Valuation and Qualifying Accounts	S-1

3.	Exhibits

Exhibit No.	Description of Exhibit

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

10O

Stock Purchase and Sale Agreement for the acquisition of the capital stock of FastPencil, Inc. dated as of April 29, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 3, 2013, and incorporated herein by reference).

10P

Investment Agreement in Digital Page Gráphica e Editora dated as of October 24, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2013, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2013.

COURIER CORPORATION

By:	s/Peter M. Folger
Peter M. Folger
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on November 27, 2013.

s/James F. Conway III	s/Peter M. Folger
James F. Conway III	Peter M. Folger
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

s/Paul Braverman	s/Kathleen M. Leon
Paul Braverman	Kathleen M. Leon
Director	Vice President and Controller

s/Kathleen Foley Curley	s/Ronald L. Skates
Kathleen Foley Curley	Ronald L. Skates
Director	Director

s/Edward J. Hoff	s/W. Nicholas Thorndike
Edward J. Hoff	W. Nicholas Thorndike
Director	Director

s/John J. Kilcullen	s/Susan L. Wagner
John J. Kilcullen	Susan L. Wagner
Director	Director

s/Peter K. Markell
Peter K. Markell
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation

North Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the “Company”) as of September 28, 2013 and September 29, 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 28, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries as of September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 27, 2013

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands except per share amounts)

	For the Years Ended
	September 28,	September 29,	September 24,
	2013	2012	2011

Net sales (Note A)	$274,919	$261,320	$259,375
Cost of sales (Note J)	207,162	199,113	203,341

Gross profit	67,757	62,207	56,034

Selling and administrative expenses (Note J)	49,142	47,137	47,447
Impairment charge (Note G)	—	—	8,608

Operating income (loss)	18,615	15,070	(21)

Interest expense, net (Notes A and D)	803	895	921
Other income (Note O)	—	(587)	—

Pretax income (loss)	17,812	14,762	(942)

Income tax provision (benefit) (Note C)	6,590	5,595	(1,076)

Net income	$11,222	$9,167	$134

Net income per share (Notes A and K):

Basic	$1.00	$0.77	$0.01

Diluted	$0.98	$0.77	$0.01

Cash dividends declared per share	$0.84	$0.84	$0.84

Other comprehensive income (loss), net of tax:
Unrealized loss on foreign currency cash flow hedge (Note A)	(48)	—	—
Defined benefit pension plan (Note N)	132	(95)	(156)
Other comprehensive income (loss)	84	(95)	(156)
Comprehensive income (loss)	$11,306	$9,072	$(22)

The accompanying notes are an integral part of the consolidated financial statements.

Fiscal year 2012 was a 53-week period.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 28,	September 29,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$57	$64
Investments (Note A)	1,012	765
Accounts receivable, less allowance for uncollectible accounts of $940 in 2013 and $944 in 2012 (Note A)	43,837	35,152
Inventories (Note B)	35,086	36,364
Deferred income taxes (Note C)	3,954	4,273
Other current assets (Note I)	2,579	950

Total current assets	86,525	77,568

Property, plant and equipment (Note A):
Land	1,934	1,934
Buildings and improvements	48,557	47,513
Machinery and equipment	248,816	231,508
Furniture and fixtures	1,469	1,727
Construction in progress	6,946	6,537
	307,722	289,219
Less — Accumulated depreciation and amortization	(214,671)	(199,267)

Property, plant and equipment, net	93,051	89,952

Goodwill (Notes A, G, I and M)	21,820	15,988
Other intangibles, net (Notes A, G, I and M)	4,033	1,892
Prepublication costs, net (Note A)	6,717	7,135
Deferred income taxes (Note C)	2,827	3,451
Other assets (Note H)	2,021	1,374

Total assets	$216,994	$197,360

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 28,	September 29,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$1,125	$1,872
Accounts payable (Note A)	13,699	11,364
Accrued payroll	9,630	8,360
Accrued taxes (Note C)	3,117	3,857
Other current liabilities (Notes J and N)	8,403	7,417

Total current liabilities	35,974	32,870

Long-term debt (Notes A and D)	24,583	13,696
Contingent consideration (Note I)	4,960	385
Other liabilities (Notes J and N)	5,433	5,898

Total liabilities	70,950	52,849

Commitments and contingencies (Note E)

Stockholders’ equity (Notes A, F and N):
Preferred stock, $1 par value — authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,473,000 in 2013 and 11,464,000 in 2012	11,473	11,464
Additional paid-in capital	20,066	18,958
Retained earnings	115,370	115,038
Accumulated other comprehensive loss	(865)	(949)

Total stockholders’ equity	146,044	144,511

Total liabilities and stockholders’ equity	$216,994	$197,360

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended
	September 28,	September 29,	September 24,
	2013	2012	2011
Operating Activities:
Net income	$11,222	$9,167	$134
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation of property, plant and equipment	19,058	20,381	18,129
Amortization of prepublication costs	3,839	4,269	4,623
Amortization of intangible assets	629	410	410
Impairment charge (Note G)	—	—	8,608
Stock-based compensation (Note F)	1,348	1,429	1,440
Deferred income taxes (Note C)	746	479	(5,479)
Gain on disposition of assets (Note O)	—	(587)	—
Change in fair value of contingent consideration (Notes H and I)	275	100	165
Changes in assets and liabilities:
Accounts receivable	(8,682)	168	(197)
Inventory	1,321	2,989	580
Accounts payable	2,102	(697)	(2,338)
Accrued and recoverable taxes	(740)	1,672	2,825
Other elements of working capital	2,292	1,112	103
Other long-term, net	(1,272)	(1,909)	3,310

Cash provided from operating activities	32,138	38,983	32,313

Investment Activities:
Capital expenditures	(22,168)	(9,934)	(15,666)
Acquisition of business (Note I)	(5,000)	—	—
Prepublication costs (Note A)	(3,421)	(4,069)	(4,345)
Proceeds from disposition of assets (Note O)	166	587	—
Investments	(747)	376	(51)

Cash used for investment activities	(31,170)	(13,040)	(20,062)

Financing Activities:
Long-term debt borrowings (repayments)	10,140	(5,954)	(2,176)
Cash dividends	(9,651)	(10,098)	(10,151)
Share repurchases (Note L)	(1,568)	(10,000)	—
Proceeds from stock plans	339	344	413
Contingent consideration	(235)	(275)	(340)

Cash used for financing activities	(975)	(25,983)	(12,254)

Decrease in cash and cash equivalents	(7)	(40)	(3)

Cash and cash equivalents:
At the beginning of the period	64	104	107

At the end of the period	$57	$64	$104

Supplemental cash flow information:
Interest paid	$548	$609	$635
Income taxes paid (net of refunds)	$6,901	$3,960	$1,814

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
	Total		Additional		Other
	Stockholders’	Common	Paid-In	Retained	Comprehensive
	Equity	Stock	Capital	Earnings	Loss

Balance, September 25, 2010	$162,949	$12,057	$17,762	$133,828	$(698)

Net income	134	—	—	134	—
Cash dividends	(10,151)	—	—	(10,151)	—
Change in other comprehensive income (loss)	(156)	—	—	—	(156)
Stock-based compensation (Note F)	1,440	12	1,428	—	—
Other stock plan activity	107	168	(61)	—	—

Balance, September 24, 2011	$154,323	$12,237	$19,129	$123,811	$(854)

Net income	9,167	—	—	9,167	—
Cash dividends	(10,098)	—	—	(10,098)	—
Change in other comprehensive income (loss)	(95)	—	—	—	(95)
Share repurchases (Note L)	(10,000)	(824)	(1,334)	(7,842)	—
Stock-based compensation (Note F)	1,429	15	1,414	—	—
Other stock plan activity	(215)	36	(251)	—	—

Balance, September 29, 2012	$144,511	$11,464	$18,958	$115,038	$(949)

Net income	11,222	—	—	11,222	—
Cash dividends	(9,651)	—	—	(9,651)	—
Change in other comprehensive income (loss)	84	—	—	—	84
Share repurchases (Note L)	(1,568)	(123)	(206)	(1,239)	—
Stock-based compensation (Note F)	1,348	12	1,336	—	—
Other stock plan activity	98	120	(22)	—	—

Balance, September 28, 2013	$146,044	$11,473	$20,066	$115,370	$(865)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Business:  Courier Corporation and its subsidiaries (“Courier” or the “Company”) print, publish and sell books, providing content management and customization in new and traditional media.  Courier has two operating segments: book manufacturing and publishing.  In April 2013, the Company acquired FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies for traditional publishers and self-publishers (see Note I).

Principles of Consolidation and Presentation: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all intercompany transactions.  Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  Fiscal years 2013 and 2011 were 52-week periods compared with fiscal year 2012, which was a 53-week period.

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

Financial Instruments: Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, accounts payable, debt obligations, and contingent consideration (see Note I).  At September 28, 2013 and September 29, 2012, the fair value of the Company’s financial instruments approximated their carrying values.  The Company classifies as cash and cash equivalents amounts on deposit in banks and instruments with maturities of three months or less at time of purchase. The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing (see Note D).

Short-term investments consist of mutual fund investments for which underlying funds primarily invest in equity securities.  Such short-term instruments are held for trading purposes.  These investments are classified as trading securities and are recorded at fair value utilizing quoted prices in active markets at year end.  Earnings from such investments were $136,000 in fiscal 2013 and $238,000 in fiscal 2012; a loss of $40,000 was incurred on these instruments in 2011.  Such amounts are included in the caption “Interest expense, net” in the accompanying consolidated statements of operations.

At September 28, 2013, the Company had a forward exchange contract to sell approximately 11 million South African Rands (ZAR) designated as a cash flow hedge against a foreign currency customer order to be settled for $1.2 million by December 2013. The fair value of the foreign exchange forward contract was valued using market exchange rates (Level 2). The unrealized loss on this foreign currency cash flow hedge of $48,000, net of tax, was included in accumulated other comprehensive loss at September 28, 2013. The Company expects to reclassify the unrealized gain or loss in accumulated other comprehensive loss into earnings upon settlement of the related hedged transaction.  The Company does not use financial instruments for trading or speculative purposes.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions.  Interest capitalized was $30,000 in 2011; no such interest was capitalized in 2013 or 2012.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 11 years on equipment and furnishings. Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized.  When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

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

Prepublication Costs: Prepublication costs, associated with creating new titles in the publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of two to four years. In fiscal 2011, an impairment charge of approximately $200,000 was recorded related to underperforming titles at Research & Education Association, Inc. (“REA”) (see Note G). In fiscal 2013, the Company changed its presentation of depreciation and amortization on the Consolidated Statement of Cash Flows to separately disclose the components of depreciation and amortization related to prepublication costs and intangible assets. Accordingly, the prior year amounts have been changed to reflect this presentation.

Long-Lived Assets: Management periodically reviews long-lived assets for impairment. In fiscal 2011, the Company recorded an impairment of long-lived assets of approximately $200,000 for REA, as discussed above in the caption “Prepublication Costs.”

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

B.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 55% and 57% of the Company’s inventories at September 28, 2013 and September 29, 2012, respectively.  Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis.

Inventories consisted of the following at September 28, 2013 and September 29, 2012:

	(000’s omitted)
	2013	2012

Raw materials	$6,750	$4,523
Work in process	8,724	8,763
Finished goods	19,612	23,078
Total	$35,086	$36,364

On a FIFO basis, reported year-end inventories would have been higher by $5.4 million and $5.0 million in fiscal 2013 and fiscal 2012, respectively.

C.  Income Taxes

The income tax provision (benefit) differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s omitted)
	2013	2012	2011

Federal taxes at statutory rate	$6,234	$5,166	$(330)
State taxes, net of federal tax benefit	634	1,104	(170)
Federal manufacturer’s deduction	(518)	(458)	(390)
Tax credits	(53)	(235)	(181)
Transaction costs	226	—	—
Change in fair value of earnout	91	—	—
Other	(24)	18	(5)
Total	$6,590	$5,595	$(1,076)

Federal and state tax benefits were recognized in fiscal year 2011 related to REA’s impairment charge (see Note G), however, a valuation allowance of approximately $200,000 was deemed necessary in fiscal 2012 related to the state tax benefit.

The provision for income taxes consisted of the following:

		(000’s omitted)
		2013	2012	2011

Current:	Federal	$4,906	$3,977	$3,735
	State	958	1,055	668
		5,864	5,032	4,403

Deferred:	Federal	739	90	(4,417)
	State	(13)	473	(1,062)
		726	563	(5,479)
Total		$6,590	$5,595	$(1,076)

The following is a summary of the significant components of deferred tax assets and liabilities as of September 28, 2013 and September 29, 2012:

	(000’s omitted)
	2013	2012
Current deferred tax assets (liabilities):
Vacation accrual not currently deductible	$736	$767
Other accruals not currently deductible	528	684
State NOL and credit carryforwards	299	0
Deferred Revenue	(450)	0
Non-deductible reserves	2,970	3,158
Other	54	58
Total current deferred tax assets	4,137	4,667
Valuation allowances	(183)	(394)
Total current deferred tax assets, net	3,954	4,273

Non-current deferred tax assets (liabilities):
Deferred compensation arrangements	1,709	1,646
Goodwill and other intangibles	6,069	8,506
Accelerated depreciation	(6,816)	(7,898)
State NOL and credit carryforwards	4,045	3,497
Pension obligation (Note N)	302	217
Restructuring reserve	895	1,141
Other	496	543
Total non-current deferred tax assets	6,700	7,652
Valuation allowances	(3,873)	(4,201)
Total non-current deferred tax assets (liabilities), net	2,827	3,451

Total deferred tax assets	$6,781	$7,724

The Company fully provided valuation allowances for net operating loss and credit carryforwards in states where the Company does not expect to realize the benefit.  The losses and credits expire in fiscal years 2014 through 2034.  The Company decreased its valuation allowance by $0.5 million in 2013 and increased its valuation allowance by $0.8 million in 2012.

There was no liability for unrecognized tax benefits at the end of fiscal years 2013 and 2012 and the Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months. The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files federal and state income tax returns in various jurisdictions of the United States. With few exceptions, the Company is no longer subject to income tax examinations for years prior to fiscal 2010.  Substantially all U.S. federal tax years prior to fiscal 2011 have been audited by the Internal Revenue Service and closed.

In September 2013, the Internal Revenue Service released final tangible property regulations under IRC Sections 162(a) and 263(a), regarding the deduction and capitalization of expenditures related to tangible property as well as rules for expensing materials and supplies.  Also released were proposed regulations under IRC Section 168 regarding dispositions of tangible property.  These final and proposed regulations will be effective for the Company’s fiscal year ending September 26, 2015.  The Company is currently assessing these rules and the impacts to the financial statements.

D.  Long-Term Debt

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  The Company’s interest rate at September 28, 2013 was 1.4%.  At September 28, 2013 and September 29, 2012, the Company had $24.6 million and $12.6 million, respectively, in borrowings outstanding under its long-term revolving credit facility, which matures in March 2016.

On March 26, 2010, the Company entered into a four-year term loan to finance the purchase of digital print assets and provided a lien on the assets acquired with the proceeds.  At September 28, 2013, $1.1 million of debt was outstanding under this arrangement, with $0.5 million at a fixed annual interest rate of 3.9% and $0.6 million at a fixed annual interest rate of 3.6%, and was included in “Current maturities of long-term debt” in the accompanying consolidated balance sheet.

At September 28, 2013, scheduled aggregate principal payments under these obligations were $1.1 million in fiscal 2014 and $24.6 million in fiscal 2016.

The revolving credit facility and four-year term loan contain restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service. The company was in compliance with all such financial covenants at September 28, 2013. The revolving credit facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  These fees are included in the caption “Interest expense, net” in the accompanying Consolidated Statements of Operations.  The revolving credit facility is available to the Company for both its long-term and short-term financing needs.

E.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $1,265,000 in 2013, $1,350,000 in 2012, and $1,835,000 in 2011.  As of September 28, 2013, minimum annual rental commitments under the Company’s long-term operating leases were approximately $1,114,000 in 2014, $881,000 in 2015, $848,000 in 2016, $840,000 in 2017, $829,000 in 2018 and $1,507,000 in the aggregate thereafter.  These rental commitments exclude the Company’s lease obligation for the Stoughton, Massachusetts facility, which was included in restructuring costs (see Note J). At both September 28, 2013 and September 29, 2012, the Company had letters of credit outstanding of $2,180,000.  The Company was committed to purchase $5.5 million of equipment at September 28, 2013.

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

	(000’s omitted)
	2013	2012	2011

Stock-based compensation expense	$1,348	$1,429	$1,440
Related tax benefit	(476)	(519)	(517)
Stock-based compensation, net of tax	$872	$910	$923

Unrecognized stock-based compensation cost at September 28, 2013 was $1.5 million to be recognized over a weighted-average period of 2.1 years.

Stock Incentive Plan: In January 2011, stockholders approved the adoption of the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”). Under the 2011 Plan provisions, stock grants as well as both non-qualified and incentive stock options to purchase shares of the Company’s common stock may be granted to key employees up to a total of 600,000 shares.  The 2011 Plan replaced the Company’s Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”).  No further options will be granted under the 1993 Plan.  Under the 2011 Plan, the option price per share may not be less than the fair market value of stock at the time the option is granted and incentive stock options must expire not later than ten years from the date of grant.  The Company annually issues a combination of stock options and stock grants to its key employees.  Such options and grants were issued in November of 2013 and 2012 for fiscal years 2013 and 2012 and previously had historically been issued in September of each fiscal year. As such, no annual awards were issued during the fiscal year ended September 29, 2012.  Stock options and stock grants generally vest over three years.

The following is a summary of all option activity for these plans:

		Weighted Average
			Remaining
	Shares	Exercise Price	Term (Years)
Outstanding at September 25, 2010	518,437	$21.94
Issued	97,540	7.40
Expired	(28,281)	27.35
Outstanding at September 24, 2011	587,696	$19.27
Issued	1,575	8.47
Cancelled	(62,732)	11.91
Expired	(154,864)	32.70
Outstanding at September 29, 2012	371,675	$14.86
Issued	80,870	11.96
Exercised	(521)	7.40
Expired	(108,230)	20.10
Outstanding at September 28, 2013	343,794	$12.54	3.7

Exercisable at September 28, 2013	237,369	$13.29	1.8
Available for future grants	269,009

The aggregate intrinsic value for options outstanding at September 28, 2013 was $1,133,000.  There were 115,080 non-vested stock grants outstanding at the beginning of fiscal 2013 with a weighted-average fair value of $9.26 per share.  During 2013, 75,828 stock grants were awarded with a weighted-average fair value of $11.47 per share.  There were 30,553 stock grants that vested in 2013 with a weighted-average fair value of $14.32 per share. During 2013, there were 100 stock grants forfeited, which had a weighted-average fair value of $8.47 per share.  At September 28, 2013, there were 160,255 non-vested stock grants outstanding with a weighted-average fair value of $9.34.

Directors’ Stock Equity Plans: In January 2010, stockholders approved the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”). On January 22, 2013, stockholders approved an amendment to the 2010 Plan increasing the shares authorized under the plan by 300,000 to an aggregate of 600,000 shares of Company common stock available for issuance under the plan.  Under the plan provisions, stock grants as well as non-qualified stock options to purchase shares of the Company’s common stock may be granted to non-employee directors.  The 2010 Plan replaced the previous non-employee directors’ plan, which had been adopted in 2005 (the “2005 Plan”).  No further options will be granted under the 2005 Plan.  Under the 2010 Plan, the option price per share is the fair market value of stock at the time the option is granted and options must expire not later than ten years from the date of grant.  Stock options and stock grants generally vest over three years.

The following is a summary of all option activity for these plans:

		Weighted Average
			Remaining
	Shares	Exercise Price	Term (Years)
Outstanding at September 25, 2010	206,866	$24.39
Issued	43,477	14.76
Expired	(49,572)	32.89
Outstanding at September 24, 2011	200,771	$20.20
Issued	67,697	11.50
Expired	(28,548)	39.18
Outstanding at September 29, 2012	239,920	$15.49
Issued	85,498	11.77
Expired	(36,000)	26.86
Outstanding at September 28, 2013	289,418	$12.98	2.7

Exercisable at September 28, 2013	144,301	$13.97	1.6
Available for future grants	243,646

The aggregate intrinsic value for options outstanding at September 28, 2013 was $829,000.  Under the 2010 Plan, there were 27,832 non-vested stock grants outstanding at the beginning of fiscal 2013 with a weighted-average fair value of $12.77 per share. During 2013, 14,931 stock grants were awarded with a weighted-average fair value of $11.77 per share. There were 13,517 stock grants that vested in 2013 with a weighted-average fair value of $13.16 per share. At September 28, 2013, there were 29,246 non-vested stock grants outstanding with a weighted-average fair value of $12.07.

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash.  Such shares issued in 2013, 2012 and 2011 were 12,320 shares, 14,784 shares, and 11,520 shares at a fair market value of $11.77, $11.50 and $14.76, respectively.

Employee Stock Purchase Plan: The ESPP allows eligible employees to purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  On January 20, 2010, stockholders approved an amendment to the ESPP increasing the shares authorized under the plan by 300,000 to an aggregate of 637,500 shares of Company common stock available for issuance under the plan.  During 2013, 2012, and 2011, 28,322 shares, 36,808 shares, and 48,774 shares, respectively, were issued under the plan at an average price of $11.84 per share, $9.35 per share, and $8.46 per share, respectively.  Since inception, 478,901 shares have been issued.  At September 28, 2013, an additional 158,599 shares were reserved for future issuances.

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

	2013	2012	2011
Risk-free interest rate	1.7%–2.0%	0.9%–1.0%	1.0%–2.0%
Expected volatility	41%–42%	49%–50%	48%–49%
Expected dividend yield	7.1%–7.6%	7.3%–11.4%	5.7%–11.4%
Estimated life for grants under:
Stock Incentive Plan	10 years	5 years	5 years
Directors’ Stock Equity Plans	10 years	5 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The weighted average fair value per share of options granted during fiscal years 2013, 2012 and 2011 were $2.10, $1.12 and $1.12, respectively, under the Company’s Employee 2011 Plan and $2.05, $2.70 and $3.98, respectively, under the Directors’ 2010 Plan. For all options issued, the exercise price was equal to the stock price on the grant date.

G.  Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (a “triggering event”). These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test. There were no such events or changes in circumstances in the period ended September 28, 2013.

During the third quarter of fiscal 2013, the Company acquired FastPencil (see Note I). The acquisition of FastPencil was recorded by allocating the fair value of consideration of the acquisition to the identified assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date.  The excess of the fair value of consideration of the acquisition over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill of $5.9 million.  In addition, the Company recorded intangibles related to technology and customer lists totaling $2.8 million.

In the third quarter of fiscal 2011, the Company recorded a pre-tax impairment charge of $8.4 million, representing all of REA’s goodwill. In addition, an impairment charge of approximately $200,000 for prepublication costs was recorded in the third quarter of fiscal 2011 relating to underperforming titles (see Note A).

The following table reflects the components of “Goodwill” for each period presented:

	(000’s omitted)
	Book Manufacturing	Publishing	Total
Goodwill	$16,289	$41,102	$57,391
Accumulated impairment charges	—	(32,694)	(32,694)
Balance at September 25, 2010	16,289	8,408	24,697
Impairment charge and other	(264)	(8,408)	(8,672)
Balance at September 24, 2011	16,025	—	16,025
Deferred tax adjustment	(37)	—	(37)
Balance at September 29, 2012	15,988	—	15,988
Acquisition of FastPencil (Note I)	5,875	—	5,875
Deferred tax adjustment	(43)	—	(43)
Balance at September 28, 2013	$21,820	—	$21,820

The following table reflects the components of “Other intangibles,” all within the book manufacturing segment, for each period presented:

	Trade Name	Customer Lists	Technology & Other	Total
Balance at September 25, 2010	$931	$726	$1,055	$2,712
Amortization expense	—	(164)	(246)	(410)
Balance at September 24, 2011	931	562	809	2,302
Amortization expense	—	(164)	(246)	(410)
Balance at September 29, 2012	931	398	563	1,892
Acquisition (Note I)	240	290	2,240	2,770
Amortization expense	(7)	(183)	(439)	(629)
Balance at September 28, 2013	$1,164	$505	$2,364	$4,033

“Other intangibles” at September 28, 2013 included customer lists related to Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over a 10-year period, as well as customer lists, technology and other intangibles related to the acquisition of Highcrest Media, which are being amortized over a 5-year period. In addition, the Company recorded technology, trade name and other intangibles related to the acquisition of FastPencil, Inc. (“FastPencil”), which are being amortized over periods ranging from three to fifteen years (see Note I).  “Other intangibles” also include trade names with indefinite lives which are not subject to amortization. Amortization expense was $629,000 in fiscal 2013, $410,000 in fiscal 2012, and $410,000 in fiscal 2011. Annual amortization expense over the next five years will be $925,000 in fiscal 2014, $651,000 in fiscal 2015, $519,000 in fiscal 2016, $503,000 in fiscal 2017 and $302,000 in fiscal 2018.  At September 28, 2013, “other intangibles” were net of accumulated amortization of $1.8 million for the book manufacturing segment.

H.  Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.  The Company’s only assets and liabilities adjusted to fair value on a recurring basis are short-term investments in mutual funds and contingent consideration (see Note I).  In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities on a nonrecurring basis, generally as a result of acquisitions (see Note I) or the remeasurement of assets resulting in impairment charges.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of September 28, 2013 and September 29, 2012 classified in one of the three levels as described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 28, 2013:
Short-term investments in mutual funds	$900	$900	—	—
Investment in convertible promissory note	500	—	—	$500
Forward foreign exchange contract	112	—	$112	—
Contingent consideration liability	(4,960)	—	—	(4,960)

As of September 29, 2012:
Short-term investments in mutual funds	$765	$765	—	—
Contingent consideration liability	(385)	—	—	(385)

The contingent consideration liability at September 28, 2013 relates to the acquisition of FastPencil in April 2013 (see Note I). The fair value of the contingent consideration was determined to be Level 3 under the fair value hierarchy and was measured using a probability weighted, discounted cash flow model, which uses significant inputs which are unobservable in the market. Increases or decreases in the fair value of the contingent consideration liability would primarily result from changes in the estimated probabilities of achieving revenue targets during the earn out period.

In the third quarter of fiscal 2013, the Company invested $500,000 in a convertible promissory note issued by Nomadic Learning Limited, a start-up business focused on corporate and educational learning. The fair value of the convertible promissory note was determined to be Level 3 under the fair value hierarchy and was measured using a discounted cash flow model.  Significant unobservable inputs include estimates of future revenues and earnings and the discount rate.

The following table reflects fair value measurements using significant unobservable inputs (Level 3):

	(000’s omitted)
	Convertible Promissory Note	Contingent Consideration Liabilities
Balance at September 25, 2010	$—	$(920)
Change in fair value		(165)
Amounts paid		400
Balance at September 24, 2011	—	(685)
Change in fair value		(100)
Amounts paid		400
Balance at September 29, 2012	—	(385)
Change in fair value		(275)
Amounts paid	500	400
Acquisition of business (Note I)		(4,700)
Balance at September 28, 2013	$500	$(4,960)

During fiscal year 2011, assets remeasured at fair value on a nonrecurring basis subsequent to initial recognition are summarized below:

	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Fiscal year ended September 24, 2011:
Goodwill	$8,408	—	—
Prepublication costs	200	$7,334	$7,334
	$8,608	$7,334	$7,334

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

I.  Business Acquisition

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s technology serves publishers and other companies interested in providing a self-publishing platform to their customers or communities. In addition, FastPencil provides a platform and services to thousands of self-publishers. The acquisition complements the Company’s content management and customization technology and gives the Company an entry into the rapidly growing self-publishing market. The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments conditioned upon the achievement of revenue targets from $0 to a maximum payout of three payments of up to $6.5 million, $1.25 million and $5.25 million (undiscounted) which may be paid out over the next five years. The future earn out potential payments were valued at acquisition at $4.7 million using a probability weighted, discounted cash flow model.  Related acquisition costs of approximately $250,000 were included in selling and administrative expenses. The acquisition was accounted for as a purchase and, accordingly, FastPencil’s financial results are included as a reporting unit within the book manufacturing segment in the consolidated financial statements from the date of acquisition.

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

(000’s omitted)

Cash paid	$5,000
Fair value of contingent “earn out” consideration	4,700
Total	$9,700

Accounts receivable	$3
Inventories	42
Licensing contract receivable	1,500
Amortizable intangibles	2,770
Goodwill	5,875
Other assets	32
Accounts payable and accrued liabilities	(325)
Deferred tax liabilities, net	(197)
Total	$9,700

A fair value assessment of the contingent earn out consideration payable was performed at year end resulting in recognition of $260,000 of expense in fiscal 2013. The balance at September 28, 2013 was $5.0 million.

The Company expects to finalize the preliminary estimates of the fair value of the intangible assets by the end of the second quarter of fiscal 2014.

J.  Restructuring Costs

In fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in both of the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.7 million of these costs were included in cost of sales in the Company’s book manufacturing segment. Approximately $1.0 million and $0.6 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively.  At September 28, 2013, approximately $0.2 million of the remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility was sublet beginning in March 2013.  Of the total $7.7 million of restructuring costs in the book manufacturing segment, $7.3 million was included in cost of sales and $0.4 million was included in selling and administrative expenses.  Remaining payments of approximately $3.2 million will be made over periods ranging from 2 years for the building lease obligation to 18 years for the liability related to the multi-employer pension plan.  At September 28, 2013, approximately $1.0 million of future restructuring payments were included in “Other current liabilities” and $2.3 million were included in “Other liabilities” in the accompanying consolidated balance sheet.  The following table depicts the accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 29,	or	Paid or	September 28,
	2012	Reversals	Settled	2013
Employee severance, post-retirement and other benefit costs	$870	—	$(562)	$308
Early withdrawal from multi-employer pension plan	2,072	—	(71)	2,001
Lease termination, facility closure and other costs	1,665	26	(450)	1,241
Total	$4,607	$26	$(1,083)	$3,550

K.  Net Income per Share

Following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s omitted)
	2013	2012	2011
Weighted average shares for basic	11,277	11,849	11,985
Effect of potentially dilutive shares	154	79	37
Weighted average shares for dilutive	11,431	11,928	12,022

L.  Share Repurchase Plan

On November 20, 2012, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  This stock repurchase authorization is effective for a period of twelve months. Through September 28, 2013, the Company repurchased 123,261 shares of common stock for approximately $1.6 million.

In April 2012, the Company’s Board of Directors approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. In fiscal 2012, the Company repurchased 823,970 shares of common stock for approximately $10 million.

M.  Operating Segments

The Company has two operating segments: book manufacturing and publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers.  In April 2013, the Company acquired FastPencil, Inc. (“FastPencil”), which was included in the book manufacturing segment (see Note I).  The publishing segment consists of Dover, Creative Homeowner and REA.

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

	Total Company	Book Manufacturing	Publishing	Unallocated
Fiscal 2013
Net sales	$274,919	$247,406	$37,635	$(10,122)
Operating income (loss)	18,615	21,953	(2,069)	(1,269)
Total assets	216,994	177,313	28,610	11,071
Goodwill, net	21,820	21,820	—	—
Depreciation	19,058	17,865	463	730
Amortization	4,468	629	3,839	—
Capital expenditures and prepublication costs	25,589	21,294	3,857	438
Interest expense, net	803	—	—	803

Fiscal 2012
Net sales	$261,320	$233,040	$38,355	$(10,075)
Operating income (loss)	15,070	20,713	(4,364)	(1,279)
Total assets	197,360	155,487	28,968	12,905
Goodwill, net	15,988	15,988	—	—
Depreciation	20,381	19,317	394	670
Amortization	4,679	410	4,269	—
Capital expenditures and prepublication costs	14,003	8,661	4,670	672
Interest expense, net	895	—	—	895

Fiscal 2011
Net sales	$259,375	$230,229	$40,829	$(11,683)
Operating income (loss)	(21)	14,822	(4,821)	(10,022)
Total assets	213,026	169,758	32,874	10,394
Goodwill, net	16,025	16,025	—	—
Depreciation	18,129	17,061	355	713
Amortization	5,033	410	4,623	—
Capital expenditures and prepublication costs	20,011	15,128	4,522	361
Interest expense, net	921	—	—	921

Export sales as a percentage of consolidated sales were approximately 23% in 2013, 21% in 2012 and 20% in 2011.  Approximately 95% of export sales were in the book manufacturing segment in fiscal year 2013, 92% in 2012, and 90% in 2011.  Sales to the Company’s largest customer amounted to approximately 33% of consolidated sales in 2013, and 30% in both 2012 and 2011.  In addition, sales to another customer amounted to approximately 23% of consolidated sales in fiscal 2013, 25% in 2012 and 23% in 2011.  These two customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales.  Customers are granted credit on an unsecured basis.  Receivables for the customers that account for more than 10% of consolidated sales, as a percentage of consolidated accounts receivable, were 48% and 43% at September 28, 2013 and September 29, 2012,

respectively.

N.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan (“PSSP”), which includes an Employee Stock Ownership Plan (“ESOP”).  Retirement costs included in the accompanying financial statements amounted to approximately $3,530,000 in 2013, $3,085,000 in 2012, and $3,286,000 in 2011. At September 28, 2013 and September 29, 2012 the Company had $1.5 million and $1.2 million, respectively, accrued for the PSSP, which is included in the accompanying consolidated balance sheet under the caption “Other current liabilities.”

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

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During the last three years, no such shares were allocated to eligible participants.  At September 28, 2013, the ESOP held 293,781 shares on behalf of the participants.

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

The following tables provide information regarding the Dover plan:

Other changes in plan assets and obligations	(000’s omitted)
recognized in other comprehensive income (loss):	2013	2012
Accumulated other comprehensive loss at beginning of year	$(949)	$(854)
Net gain/(loss) incurred in year, net of tax	44	(169)
Amortization of actuarial net losses, net of tax	87	74
Accumulated other comprehensive loss at end of year	$(818)	$(949)

	(000’s omitted)
Change in projected benefit obligation:	2013	2012
Benefit obligation at beginning of year	$3,183	$3,001
Administrative cost	7	7
Interest cost	100	116
Actuarial (gain)/loss	(155)	264
Benefits paid	(298)	(205)
Benefit obligation at end of year	$2,837	$3,183

	(000’s omitted)
Change in plan assets:	2013	2012
Fair value of plan assets at beginning of year	$2,323	$2,266
Actual return on plan assets	34	120
Employer contributions	63	142
Benefits paid	(298)	(205)
Fair value of plan assets at end of year	$2,122	$2,323

Funded status at end of year	$(715)	$(860)

Components of net periodic benefit cost:	2013	2012	2011
Administrative cost	$7	$7	$7
Interest cost	100	116	128
Expected return on plan assets	(132)	(129)	(138)
Amortization of unrecognized net loss	138	116	91
Net periodic benefit cost	$113	$110	$88

Weighted-average assumptions used to determine:

Projected benefit obligation	2013	2012	2011
Discount rate	4.00%	3.25%	4.00%
Rate of compensation increase	None	None	None
Expected return on plan assets	6.00%	6.00%	6.00%

Net periodic benefit cost	2013	2012	2011
Discount rate	3.25%	4.00%	4.50%
Rate of compensation increase	None	None	None
Expected return on plan assets	6.00%	6.00%	6.00%

The discount rate and expected return on plan assets used for calculating costs and benefit obligations are determined by the Company’s management after considering actuary recommendations. The assumed discount rates are based on the yield on high quality corporate bonds as of the applicable measurement date.  Accrued pension cost of $715,000 at September 28, 2013 and $860,000 at September 29, 2012 was included in the accompanying consolidated balance sheet under the caption “Other liabilities.”

The Company expects to make cash contributions of approximately $118,000 to its pension plan in 2014. The Company’s strategy is generally to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however, the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.  The fair value of the insurance contracts was based on negotiated value and the underlying investments, and considers the credit worthiness of the issuer of such contracts. Insurance contracts held by the Dover plan are issued by a well-known, highly rated insurance company. The underlying investments are government, asset-backed and fixed income securities.

Multi-Employer Pension Plans

The Company contributes to two multi-employer pension plans under collective bargaining agreements, each of which was renewed in fiscal 2013, covering certain employees at its book manufacturing facility in Philadelphia. Multi-employer pension plans cover employees of and receive contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements, and the assets contributed by each employer may be used to fund the benefits of all employees covered by the plan.

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

The following table provides key information relative to each of the multi-employer pension plans for the fiscal years ended September 28, 2013, September 29, 2012, and September 24, 2011:

Multi-employer Pension Plan		Company Contributions (000’s omitted)			Expiration Date of Collective- Bargaining
Name	EIN Number	2013	2012	2011	Agreement
Bindery Industry Employers GCC/IBT Pension Plan	23-6209755	$193	$198	$193	01/05/18
GCIU — Employer Retirement Benefit Plan	91-6024903	167	131	143	04/30/18

The Company’s contributions for the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years. This plan currently includes only two other contributing employers. The Company contributed less than 5% of total contributions to the GCIU — Employer Retirement Benefit Plan in each of the past three years. The Company currently estimates that it would be required to contribute approximately $352,000 to these two plans in fiscal 2014.  These contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Both plans are estimated to be underfunded as of September 28, 2013 and have a Pension Protection Act zone status of critical (“red”). Such status identifies plans that are less than 65% funded. Rehabilitation plans have been adopted for each plan.

On January 6, 2013, a new 5-year contract was entered into for the Bindery Industry Employers GCC/IBT Pension Plan. This new contract provides the Company with the right to withdraw from the plan if certain future events occur. If one of these future events were to occur and the Company exercises its right to withdraw from the plan, the potential withdrawal liability would equal the Company’s proportionate share of the unfunded vested benefits based on the year in which the liability is triggered, subject to safe harbors based on the Company’s annual contribution level. In addition, a new 5-year contract was entered into for the GCIU — Employer Retirement Benefit Plan effective May 1, 2013. The Company was not subject to surcharges after entering the new contracts for both plans.

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

During fiscal 2011, the Company recorded a $2.1 million pre-tax charge related to the complete withdrawal from a multi-employer pension plan resulting from the closure of its Stoughton, Massachusetts manufacturing facility. This charge was included in restructuring costs in fiscal 2011 and is discussed further in Note J.

O.  Other Income

The Company historically leased non-operating real property to cell phone companies for two cell-tower sites on a month-to-month basis.  In the first quarter of fiscal 2012, the Company recorded a gain of $587,000 associated with the sales and assignments of both of these interests. The Company does not have further financial obligations under these arrangements.

P.  Subsequent Event

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America, through two agreements expected to close by the end of the first quarter of fiscal 2014. Under the first agreement, the Company expects to license its proprietary custom textbook platform to Santillana, the largest Spanish/Portuguese educational publisher in the world. With the second agreement, the Company would acquire a 40% ownership interest in Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a long-term print agreement with Santillana, for approximately $9 million.

* * * * *

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollars in millions except per share data)

	2013	2012	2011	2010	2009

Operating Data
Net sales	$274.9	$261.3	$259.4	$257.1	$248.8
Gross profit	67.8	62.2	56.0	64.0	57.7
Net income (loss)	11.2	9.2	0.1	7.1	(3.1)
Net income (loss) per diluted share	0.98	0.77	0.01	0.60	(0.27)
Dividends declared per share	0.84	0.84	0.84	0.84	0.84

Balance Sheet and Cash Flow Data
Total assets	217.0	197.4	213.0	222.2	208.4
Long-term debt	24.6	13.7	19.7	21.9	13.5
Stockholders’ equity	146.0	144.5	154.3	162.9	164.6
Working capital	50.5	44.9	50.3	50.6	52.4
Current ratio	2.4	2.4	2.6	2.6	2.9
Capital expenditures and prepublication costs	25.6	14.0	20.0	32.6	14.9
Depreciation and amortization	23.5	25.1	23.2	20.7	21.4

Additional items
Long-term debt as a percentage of capitalization	14.4%	8.7%	11.3%	11.8%	7.6%
Stockholders’ equity per share	12.73	12.61	12.61	13.51	13.77
Shares outstanding (in 000’s)	11,473	11,464	12,237	12,057	11,956
Number of employees	1,560	1,501	1,568	1,662	1,603

Fiscal 2011, 2010, and 2009 results include non-cash pre-tax impairment charges of $8.6, $4.7 and $15.6 million, respectively (Note G).

Fiscal year 2012 was a 53-week period.

Net income (loss) per diluted share is based on weighted average shares outstanding; stockholders’ equity per share is based on shares outstanding at year end.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

Statements contained herein include forward-looking statements. Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-K and include, among others, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets and contingent consideration, restructuring and impairment charges required under generally accepted accounting principles, insolvency of key customers or vendors, changes in technology including migration from paper-based books to digital, changes in market growth rates, changes in obligations of multiemployer pension plans and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets, changes in raw material costs and availability, changes in the Company’s labor relations, changes in operating expenses including medical and energy costs, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations and changes in the Company’s effective income tax rate.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

OVERVIEW

Courier Corporation, founded in 1824, is among America’s leading book manufacturers and a leader in content management and customization in new and traditional media.  The Company also publishes books under three brands offering award-winning content and thousands of titles.  The Company has two operating segments: book manufacturing and publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the third largest book manufacturer in the United States offering services from prepress and production through storage and distribution, as well as innovative content management, customization and state-of-the-art digital print capabilities.  The publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 10,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.  Creative Homeowner publishes books on home design, decorating, landscaping and gardening, and also sells home plans.

OUTLOOK

In the past year, the Company achieved many goals in both of its operating segments despite another challenging year for the book industry in a sluggish economy. In the book manufacturing segment, the Company increasingly benefitted from recent investments in four-color digital inkjet technology, innovative content management solutions, and distribution and fulfillment capabilities. In the publishing segment, the Company continued to reduce the loss in this segment by adding to its digital offerings with over 4,000 titles available in ebook form on all the major platforms.

In the book manufacturing segment, the Company continued to benefit from its leadership and investment in four-color book manufacturing technology with an increase in four-color offset sales from both new and existing customers. In addition, revenues from the Company’s digital operations increased almost 40% during the year reflecting growth in demand for customized versions of college textbooks as well as shorter runs of trade books. By printing shorter runs, publishers are able to anticipate demand more accurately and avoid obsolescence and excess inventory issues. Publishers are increasingly utilizing digital printing in combination with offset to capture the full life-cycle potential of every title. In the past year, the Company continued to expand both its North Chelmsford, Massachusetts and Kendallville, Indiana digital print facilities, adding HP cover presses and high-speed inkjet capacity.

During fiscal 2013, with the success of the digital print operations in Massachusetts and Indiana, the Company began discussions with leaders in Brazil’s education market, the largest in Latin America. In October, the Company entered into two agreements, expected to close by the end of the first quarter of fiscal 2014, which will provide customized textbooks to the largest student population in South America. Also in 2013, the Company entered one of the book industry’s fastest growing markets with the April acquisition of FastPencil, which provides a platform and services to thousands of self-publishers. The acquisition complements the Company’s content management and customization for educational publishers and also brings a comparable offering to a broader market. In addition, during the third quarter of fiscal 2013, the Company announced a strategic relationship with Ingram Content Group to provide customers with more options for efficient print distribution and fulfillment.

The Company’s publishing segment experienced a 2% decline in sales in 2013 as it continued to adjust through a difficult economy and the channel challenges of the post-Borders retail environment. During the year, the Company’s publishers continued to invest in ebooks resulting in thousands of titles becoming available to consumers across all four leading ebook platforms of Amazon, Apple, Barnes & Noble and Google. In October 2013, Dover launched its redesigned website with several new features, including selling ebooks directly to consumers.

Key challenges facing the Company and the book industry continue to include the sluggish economy, competitive pricing pressures, changes in retail channels and growth in electronic delivery of books. However, the Company is well positioned compared to its peers due to its relatively low level of debt and significant liquidity, which has allowed for investment in growth opportunities. In addition, the Company enjoys strong relationships with its major customers in key long-term markets.  Coupled with its industry leading customer service and technology, the Company believes that it will be able to achieve further volume growth with its integrated solutions for customized textbook production, provide additional short-run opportunities among trade publishers, and continue the steady expansion of products and services on behalf of its largest religious customer.  In the publishing segment, the Company hopes to benefit from sales growth from its investments in ebooks and other digital content to complement its print offerings.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share amounts)

				Percent Change
				2013	2012
				vs.	vs.
	2013	2012	2011	2012	2011

Net sales	$274,919	$261,320	$259,375	5%	1%
Gross profit	67,757	62,207	56,034	9%	11%
As a percentage of sales	24.6%	23.8%	21.6%
Selling and administrative expenses	49,142	47,137	47,447	4%	-1%
Impairment charge	—	—	8,608
Operating income (loss)	18,615	15,070	(21)	24%	—
Interest expense, net	803	895	921	-10%	-3%
Other income	—	(587)	—
Pretax income (loss)	17,812	14,762	(942)	21%	—
Income tax provision (benefit)	6,590	5,595	(1,076)	18%	—
Net income	$11,222	$9,167	$134	22%	—

Net income per diluted share	$0.98	$0.77	$0.01	27%	—

Fiscal years 2013 and 2011 were 52-week periods compared with a 53-week period in fiscal year 2012.

Revenues in fiscal 2013 grew 5% to $275 million compared with the fiscal 2012 53-week period. Book manufacturing segment sales increased 6% to $247 million, largely due to growing demand from educational publishers.  For the publishing segment, revenues were $38 million in fiscal 2013, down 2% from the prior year, with modest sales growth at Dover offset by sales declines at REA and Creative Homeowner.  Overall net income for fiscal 2013 was $11.2 million, or $.98 per diluted share, compared with $9.2 million, or $.77 per diluted share, for fiscal 2012, which included pre-tax restructuring costs of $3.3 million, or $.17 per diluted share, as well as a pre-tax gain of $0.6 million, or $.03 per diluted share, from the sale of certain non-operating assets.

For fiscal 2012, overall revenues were $261 million, up slightly from $259 million in fiscal 2011. In the book manufacturing segment, revenues increased 1% to $233 million with growth in specialty trade and religious sales offset in part by a decline in education sales. Revenues in the publishing segment decreased 6% to $38 million compared with fiscal 2011 reflecting a challenging retail environment. Overall net income for fiscal 2012 was $9.2 million, or $.77 per diluted share, which included the restructuring costs and other income noted above, compared with net income of $134,000 in fiscal 2011, which included a pre-tax impairment charge at Research & Education Association, Inc. (“REA”) of $8.6 million, or $.42 per diluted share, as well as pre-tax restructuring costs of $7.7 million, or $.42 per diluted share.

Business Acquisition

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s technology serves publishers and other companies interested in providing a self-publishing platform to their customers or communities. In addition, FastPencil provides a platform and services to thousands of self-publishers. The acquisition complements the Company’s content management and customization technology and gives the Company an entry into the rapidly growing self-publishing market.  The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments, conditioned upon the achievement of revenue targets with a maximum payout of three payments of up to $6.5 million, $1.25 million and $5.25 million (undiscounted) which may be paid out over the next five years. The future earn out potential payments were valued at acquisition at $4.7 million using a probability weighted, discounted cash flow model.  The acquisition was accounted for as a purchase and, accordingly, FastPencil’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

Subsequent Event

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America, through two agreements expected to close by the end of the first quarter of fiscal 2014. Under the first agreement, the Company expects to license its proprietary custom textbook platform to Santillana, the largest Spanish/Portuguese educational publisher in the world. With the second agreement, the Company would acquire a 40% ownership interest in Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a long-term print agreement with Santillana, for approximately $9 million. The founder of Digital Page, who will continue to own 60% of the business and actively manage the operations, is entitled to receive up to approximately $3 million of the proceeds over a twelve-month period. The Digital Page agreement includes customary representations, warranties and covenants for agreements of this type, including indemnification from the founder.  One of the ancillary documents is a stockholders agreement containing restrictions on the transfer of equity interests, put and call rights and governance provisions, including restrictive covenants requiring the Company’s consent for any significant action by Digital Page.  Following the closing, the Company expects to include its equity percentage of Digital Page’s earnings in its consolidated financial statements from the date of investment.

Restructuring Costs

In fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in both of the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.7 million of these costs were included in cost of sales in the Company’s book manufacturing segment. Approximately $1.0 million and $0.6 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively.  At September 28, 2013, approximately $0.2 million of the remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet and will be paid by December 2013.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility was sublet beginning in March 2013.  Of the total $7.7 million of restructuring costs in the book manufacturing segment, $7.3 million was included in cost of sales and $0.4 million was included in selling and administrative expenses.  Remaining payments of approximately $3.2 million will be made over periods ranging from 2 years for the building lease obligation to 18 years for the liability related to the multi-employer pension plan.  At September 28, 2013, approximately $1.0 million of future restructuring payments were included in “Other current liabilities” and $2.3 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 29,	or	Paid or	September 28,
	2012	Reversals	Settled	2013
Employee severance, post-retirement and other benefit costs	$870	—	$(562)	$308
Early withdrawal from multi-employer pension plan	2,072	—	(71)	2,001
Lease termination, facility closure and other costs	1,665	26	(450)	1,241
Total	$4,607	$26	$(1,083)	$3,550

Impairment Charges

The Company evaluates possible impairment at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In the third quarter of fiscal 2011, the Company recorded a non-cash, pre-tax impairment charge of $8.4 million, representing all of REA’s goodwill. In addition, an impairment charge of approximately $200,000 for prepublication costs was recorded in the third quarter of fiscal 2011 relating to underperforming titles.  Borders Group, Inc. (“Borders”) had been one of REA’s most significant customers and the Borders bankruptcy and liquidation had a direct impact on REA’s sales and operating results. On an after-tax basis, the total impairment charge was $5.0 million, or $.42 per diluted share.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(Dollars in thousands)

				Percent Change
				2013	2012
				vs.	vs.
	2013	2012	2011	2012	2011

Net sales	$247,406	$233,040	$230,229	6%	1%
Gross profit	53,907	49,961	42,586	8%	17%
As a percentage of sales	21.8%	21.4%	18.5%
Selling and administrative expenses	31,954	29,248	27,764	9%	5%
Operating income	$21,953	$20,713	$14,822	6%	40%

Revenues

Within this segment, the Company focuses on three key publishing markets: education, religious and specialty trade. Revenues to the education market rose 14% to $112 million compared to fiscal 2012, largely due to increased sales of college textbooks, including growing demand for customized college textbooks. Sales of elementary and high school textbooks also rose in fiscal 2013 compared with the prior year, following several years of slower sales. The revenue growth to the education market reflects a 39% increase in revenues from the Company’s digital print capabilities compared with fiscal 2012.  Sales to the religious market were up 2% in fiscal 2013 to $69 million compared to the prior year, driven by growth in sales to the Company’s largest religious customer.  Sales to the specialty trade market decreased 2% to $59 million in fiscal 2013 compared with fiscal 2012, reflecting tight inventory management among publishers.

In fiscal 2012, sales to the education market were $98 million, down 3% compared with fiscal 2011, due to continued weakness in elementary and high school sales and shorter run lengths for certain college textbooks. However, sales of customized versions of college textbooks grew during fiscal 2012 using the Company’s digital printing capabilities. Sales to the religious market were up 2% to $68 million compared to the prior year, with sales to the Company’s largest religious customer up 5% for the year.

During the first quarter of fiscal 2011, the Company entered into a multi-year arrangement with this customer, a leading global missionary organization, which provides incentives for growth through 2020. Sales to the specialty trade market in fiscal 2012 increased 11% to $60 million compared to fiscal 2011, reflecting increased four-color offset sales to new and existing customers. In addition, the Company experienced sales growth in digital printing for the specialty trade market as publishers increasingly used a combination of digital and offset printing to maximize the life cycle of certain titles.

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

In October 2012, the Company announced plans to install a fourth HP digital production line. This new digital print facility at the Company’s Kendallville, Indiana location began production in the third quarter of fiscal 2013 after a smooth start up. The new press is expected to serve a larger customer base across a full range of run lengths as many publishers move to utilizing both offset and digital inkjet print technology to maximize the lifespan of their titles, while reducing inventory and obsolescence costs. Given the continuing growth in digital print demand, in July 2013 the Company announced the addition of a second HP digital inkjet press and expanded binding capabilities for the Kendallville location, with installation expected to be completed in the first quarter of fiscal 2014.

Cost of Sales /Gross Profit

Cost of sales in the book manufacturing segment in fiscal 2013 increased $10.4 million to $193.5 million compared to the prior year.  This increase reflects the growth in sales and lower recycling income from waste byproducts, including paper, as well as increased expense associated with the LIFO method of accounting for certain inventories. Gross profit increased $3.9 million to $53.9 million and, as a percentage of sales, increased to 21.8% from 21.4%, compared with fiscal 2012, which included $1.7 million of restructuring costs. For fiscal 2013, the segment’s gross profit margin reflects a favorable sales mix and improved capacity utilization offset by a highly competitive pricing environment and reduced waste recycling income.

In fiscal 2012, cost of sales in the book manufacturing segment decreased by $4.6 million, or 2%, compared with fiscal 2011. Restructuring costs included in cost of sales were $1.7 million in fiscal 2012, reflecting a further reduction in the Company’s one-color offset capacity, including $1.4 million of accelerated depreciation on an unutilized one-color press. In fiscal 2011, cost of sales included $7.3 million of restructuring costs associated with closing and consolidating the Stoughton facility. Cost of sales in fiscal 2012 also included a reduction in recycling income compared with the prior year. Gross profit increased by 17% to $50 million in fiscal 2012 compared to fiscal 2011 reflecting the impact of restructuring costs. The improvement in gross profit in fiscal 2012 compared with the previous year also reflects a favorable sales mix, gains in operating efficiency due to technology investments and the consolidation of one-color printing, despite continued industry-wide pricing pressures and the reduction in recycling income.

Selling and Administrative Expenses

Selling and administrative expenses for the book manufacturing segment increased $2.7 million to $32.0 million compared to fiscal 2012, which included $1.0 million of restructuring costs. The increase reflects growth in the Company’s digital print operation and an increase in variable compensation tied to increased sales and income in fiscal 2013.  In addition, selling and administrative expenses include approximately $1.1 million of costs related to the investment in Brazil and the acquisition of FastPencil, such as transaction costs, amortization of intangible assets and the change in fair value of contingent consideration.

In fiscal 2012, selling and administrative expenses in the book manufacturing segment increased 5% to $29 million compared with fiscal 2011. Severance-related restructuring costs of $1.0 million and $0.4 million were included in fiscal 2012 and 2011, respectively. Cost savings from staff reductions were offset in part by an increase in selling and administrative expenses related to the growth of the digital printing operation and an increase in variable compensation in fiscal 2012.

Operating Income

Operating income in the book manufacturing segment was $22.0 million compared with $20.7 million in fiscal 2012, which included $2.7 million of restructuring costs. Despite improvements in sales mix and capacity utilization, these results reflect a highly competitive pricing environment and include startup costs related to the new digital print production line, reduced recycling income, and expenses associated with the acquisition of FastPencil and the investment in Brazil.

In fiscal 2012, operating income in the Company’s book manufacturing segment grew by $5.9 million to $20.7 million compared with fiscal 2011. This improvement includes the impact of restructuring costs in fiscal 2012 of $2.7 million compared with $7.7 million in the prior year. In addition, the increase in operating income reflects a favorable sales mix, investments in technology and increased operating efficiencies and the consolidation of one-color capacity.

Publishing Segment

SEGMENT HIGHLIGHTS

(Dollars in thousands)

				Percent Change
				2013	2012
				vs.	vs.
	2013	2012	2011	2012	2011

Net sales	$37,635	$38,355	$40,829	-2%	-6%
Gross profit	13,771	12,096	13,423	14%	-10%
As a percentage of sales	36.6%	31.5%	32.9%
Selling and administrative expenses	15,840	16,460	18,244	-4%	-10%
Operating loss	$(2,069)	$(4,364)	$(4,821)

Revenues

The Company’s publishing segment is comprised of Dover, REA and Creative Homeowner. Revenues declined by $720,000 to $37.6 million compared with fiscal 2012.  Sales at Dover were $29.0 million, comparable to the prior year. Sales at REA were down 5% to $4.6 million compared with fiscal 2012. At Creative Homeowner, sales decreased 9% to $4.0 million compared to last year. These declines reflect in part a shrinking base of brick and mortar retail channels and, in the case of Creative Homeowner, less new title development.  During fiscal 2013, the segment continued to increase its range of titles offered online in both printed and ebook form, including over 4,000 titles now available as ebooks through Amazon, Apple, Barnes & Noble and Google. Sales of ebooks were launched in the second half of 2012 and were approximately $1.4 million in fiscal 2013; such ebook sales were less than $200,000 last year.

In fiscal 2012, revenues in the publishing segment were down $2.5 million to $38 million compared with fiscal 2011, reflecting a challenging retail environment.  Approximately $0.8 million of the decline in sales in this segment was attributable to the loss of Borders as a customer, whose bankruptcy and liquidation in 2011 eliminated an important retail channel and also temporarily flooded the book market with low-priced inventory. Sales at REA decreased 10% to $5 million compared to the prior year when Borders had been one of REA’s largest customers. At Dover, sales grew 1% to $29 million, primarily due to sales through online retailers. For Creative Homeowner, sales were down 35% to $4 million compared to fiscal 2011 as demand for books on home improvement continued to be depressed amid the weak housing market as well as the availability of information online. In March 2012, Home Depot announced it would be discontinuing the sale of books in its home centers; in fiscal 2011, Home Depot stores accounted for less than 10% of Creative Homeowner’s sales.  During fiscal 2012, the Company continued to expand the platforms offering its ebooks with the March signing of an agreement with Amazon and a July agreement with Barnes & Noble, in addition to existing arrangements with Apple and Google. Ebook revenues in fiscal 2012 were relatively modest, as the length of the conversion process resulted in fewer than expected ebook titles being available for much of the year.

Cost of Sales/Gross Profit

Cost of sales in this segment declined 9% to $23.9 million compared to fiscal 2012, reflecting the lower sales volume and an improved cost structure in the segment. Gross profit increased 14% to $13.8 million compared to last year and, as a percentage of sales, increased to 36.6% from 31.5%, reflecting the benefit of prior cost reduction measures as well as the impact of ebook sales.

In fiscal 2012, cost of sales in the publishing segment decreased 4% to $26 million compared to fiscal 2011, reflecting lower sales and an improved cost structure in the segment.  Gross profit in this segment decreased 10% to $12 million in fiscal 2012 and, as a percentage of sales, decreased to 31.5% from 33% in the prior year.  These declines in gross profit resulted from the lower sales volume as well as changes in product and sales mix.

Selling and Administrative Expenses

Selling and administrative expenses for the segment decreased $0.6 million to $15.8 million compared to fiscal 2012, largely attributable to cost reduction measures and $0.6 million of restructuring costs recorded in the prior year.

In fiscal 2012, selling and administrative expenses in the publishing segment decreased $1.8 million to $16.5 million compared to fiscal 2011.  These expenses in fiscal 2012 included $0.6 million of restructuring charges for severance and post-retirement benefit costs, while fiscal 2011 included a bad-debt provision of $0.7 million for Borders.

Operating Loss

The operating loss for the publishing segment in fiscal 2013 was $2.1 million, compared to $4.4 million in the prior year, reflecting the impact of cost reduction benefits and the increase in ebook revenues as well as $0.6 million of restructuring costs in fiscal 2012.

The operating loss for the publishing segment in fiscal 2012 was $4.4 million, compared to $4.8 million in fiscal 2011, reflecting the benefit of prior cost reduction measures.

Total Consolidated Company

Interest expense, net of interest income, decreased to $803,000 in fiscal 2013 compared to $895,000 in fiscal 2012. Interest expense, net of interest income, decreased to $895,000 in fiscal 2012 from $921,000 in fiscal 2011, primarily due to lower average borrowings.  In addition to its $100 million revolving credit facility, the Company entered into a four-year term loan in March 2010 to finance assets of the digital print operation.  The following table summarizes the Company’s average borrowings and average annual interest rate under its revolving credit and the term loan arrangements for the past three fiscal years.

	(Dollars in millions)
	2013	2012	2011

Average borrowings	$20.1	$20.8	$27.4
Average annual interest rate	1.7%	1.7%	1.3%

Approximately $135,000 and $165,000 of interest expense in fiscal years 2013 and 2012, respectively, was associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s revolving credit facility.  No interest was capitalized in fiscal years 2013 and 2012; $30,000 of interest was capitalized in fiscal year 2011, primarily related to the digital print operation.

In the first quarter of fiscal 2012, the Company recorded other income of $587,000 from the sale of its interests in non-operating real property relating to cell towers.

The Company’s effective tax rate in fiscal 2013 was 37.0% compared with 37.9% in fiscal 2012, reflecting a lower overall effective state tax rate which was offset in part by nondeductible transaction costs related to the acquisition of FastPencil and the investment in Brazil. In fiscal 2011, the Company recorded a tax benefit which was primarily attributable to the impairment and restructuring charges. Excluding the impact of such charges, the effective tax rate was 33.6% in fiscal 2011. The increase in the effective tax in fiscal 2012 compared with fiscal 2011 was primarily due to a higher effective state tax rate, including valuation allowances recorded on certain deferred state tax assets.

For purposes of computing net income per diluted share, weighted average shares outstanding decreased by approximately 497,000 for fiscal year 2013 reflecting the Company’s repurchase of approximately 123,000 shares and 824,000 shares in fiscal years 2013 and 2012, respectively. Weighted average shares outstanding decreased by approximately 94,000 for fiscal year 2012 compared with fiscal 2011, reflecting the Company’s repurchase of approximately 824,000 shares in the second half of the year, offset in part by shares issued under the Company’s stock plans.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities in fiscal 2013 provided $32.1 million of cash, compared to $39.0 million in fiscal 2012.  Net income was $11.2 million and stock-based compensation was $1.3 million.  Depreciation was $19.1 million, amortization of prepublication costs was $3.8 million and amortization of other intangibles was $0.6 million for the year.  Changes in assets and liabilities used $5.0 million of cash in fiscal 2013, largely due to an increase in accounts receivable.

Investment activities in fiscal 2013 used $31.2 million of cash, of which $5 million was attributable to the acquisition of FastPencil on April 30, 2013. Capital expenditures were $22.2 million, including deposits of $6 million for a new HP digital cover press at the Company’s North Chelmsford, Massachusetts facility and for a second HP digital inkjet press and expanded binding capabilities for the Kendallville, Indiana facility, with installation expected to be completed in the first quarter of fiscal 2014. Capital expenditures for fiscal 2014 are expected to be between $14 and $16 million, with approximately $10 million related to expanding digital capabilities.  Prepublication costs in the publishing segment in fiscal 2013 were $3.4 million compared to $4.1 million in the prior year.  These costs are expected to be approximately $3 million in fiscal 2014. In the third quarter of fiscal 2013, the Company invested $500,000 in a convertible promissory note issued by Nomadic Learning Limited, a start up business focused on corporate and educational learning.

Financing activities in fiscal 2013 used $1.0 million of cash.  Cash dividends of $9.7 million were paid and $1.6 million of common stock was repurchased by the Company.  Borrowings increased by $10.1 million for the year.  At September 28, 2013, borrowings under a term loan used to finance the purchase of a portion of the Company’s digital print equipment were $1.1 million, with $0.5 million at a fixed annual interest rate of 3.9% and $0.6 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  At September 28, 2013, the Company had $24.6 million in borrowings under this facility at an interest rate of 1.4%.  The revolving credit facility, which matures in March 2016, contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at September 28, 2013.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements through fiscal 2014.

On November 21, 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  During fiscal 2013, the Company repurchased 123,261 shares of common stock for approximately $1.6 million under a similar program which expired November 20, 2013. In April 2012, the Company’s Board of Directors had approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. During the second half of fiscal 2012, the Company repurchased 823,970 shares of common stock for approximately $10 million under that program.

The following table summarizes the Company’s contractual obligations and commitments at September 28, 2013 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
Contractual		Less than	1 to 3	3 to 5	More than
Payments:	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$25,708	$1,125	$24,583	—	—
Interest due on debt (2)	14	14	—	—	—
Operating leases (3)	6,019	1,114	1,729	1,669	1,507
Purchase obligations (4)	5,469	5,469	—	—	—
Contingent consideration (5)	4,960	—	4880	80	—
Other liabilities (6)	6,800	1,367	1,773	637	3,023
Total	$48,970	$9,089	$32,965	$2,386	$4,530

(1)         Includes $24.6 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2016.

(2)         Represents scheduled interest payments on the Company’s term loan. Future interest on the Company’s revolving credit facility is not included because the interest rate and principal balance fluctuate on a daily basis and an estimate could differ significantly from actual interest expense.

(3)         Represents amounts at September 28, 2013, except for the Stoughton, Massachusetts building lease obligation which was included in the restructuring accrual in “Other liabilities.”

(4)         Represents capital commitments.

(5)         Related to the acquisition of FastPencil in April 2013.

(6)         Includes approximately $2.3 million of restructuring costs related to closing the Stoughton, Massachusetts facility, in addition to a current liability of $1.0 million. Operating leases exclude the Stoughton building lease obligation which is included above in other long-term liabilities.

RISKS

Our businesses operate in markets that are highly competitive.  In book manufacturing, the Company faces competition on the basis of price, product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.  In the publishing segment, competitive factors include quality of content, product offerings, technology and marketing.  Some of our competitors have greater sales, assets and financial resources than our Company and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies. These competitive pressures could affect prices or customers’ demand for our products, impacting both revenue and profit margins and/or resulting in a loss of customers and market share. The Company derived approximately 56% and 55% of its fiscal 2013 and 2012 revenues, respectively, from two major customers.  A significant reduction in order volumes or price levels from either of these customers could have a material adverse effect on the Company.

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

Goodwill and Other Intangibles.  Other intangibles include customer lists and technology, which are amortized on a straight-line basis over periods ranging from three to fifteen years and an indefinite-lived trade name. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 28, 2013, which resulted in no change to the nature or carrying amounts of its intangible assets. Changes in market conditions or poor operating results could result in a decline in the fair value of the Company’s goodwill and other intangible assets thereby potentially requiring an impairment charge in the future.

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

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands except per share data)

Fiscal 2013	First	Second	Third	Fourth

Operating Results:
Net sales	$64,756	$61,778	$64,143	$84,242
Gross profit	16,000	12,004	14,828	24,925
Net income	2,420	336	1,681	6,785
Net income per diluted share	0.21	0.03	0.15	0.59
Dividends declared per share	0.21	0.21	0.21	0.21
Stock price per share:
Highest	12.45	14.61	14.83	16.35
Lowest	10.62	10.66	13.12	13.94

Fiscal 2012	First	Second	Third	Fourth

Operating Results:
Net sales	$62,936	$62,388	$58,896	$77,100
Gross profit	15,598	12,198	13,032	21,379
Net income	1,454	440	1,564	5,709
Net income per diluted share	0.12	0.04	0.13	0.50
Dividends declared per share	0.21	0.21	0.21	0.21
Stock price per share:
Highest	12.09	13.05	12.95	14.66
Lowest	5.86	10.61	9.53	10.59

Diluted share amounts are based on weighted average shares outstanding.

Common shares of the Company are traded over-the-counter on the Nasdaq Global Select Market — symbol “CRRC.”

There were 957 stockholders of record as of September 28, 2013.

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING	REVENUES AND		AT END
	OF PERIOD	EXPENSES	DEDUCTIONS	OF PERIOD

Allowance for uncollectible accounts:

Fiscal year ended September 28, 2013	$944,000	$139,000	$143,000	$940,000

Fiscal year ended September 29, 2012	789,000	199,000	44,000	944,000

Fiscal year ended September 24, 2011	968,000	868,000	1,047,000	789,000

Returns allowance:

Fiscal year ended September 28, 2013	$2,496,000	$1,972,000	$2,396,000	$2,072,000

Fiscal year ended September 29, 2012	2,377,000	3,332,000	3,213,000	2,496,000

Fiscal year ended September 24, 2011	2,108,000	3,823,000	3,554,000	2,377,000

S-1