Form 10-Q
period 2013-12-28
COURIER Corp
filed 2014-02-06
CIK 25212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common Stock, $1 par value	11,548,122

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 28,	December 29,
	2013	2012

Net sales	$72,796	$64,756
Cost of sales	54,904	48,756

Gross profit	17,892	16,000

Selling and administrative expenses	13,448	11,968

Operating income	4,444	4,032

Interest expense, net	175	190

Pretax income	4,269	3,842

Income tax provision (Note C)	1,622	1,422

Net income	$2,647	$2,420

Net income per share (Note G):

Basic	$0.23	$0.21

Diluted	$0.23	$0.21

Cash dividends declared per share	$0.21	$0.21

Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	48	—
Other comprehensive income	48	—

Comprehensive income	$2,695	$2,420

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 28,	September 28,
ASSETS	2013	2013

Current assets:
Cash and cash equivalents	$146	$57
Investments	960	1,012
Accounts receivable, less allowance for uncollectible accounts of $870 at December 28, 2013 and $940 at September 28, 2013	38,659	43,837
Inventories (Note B)	34,791	35,086
Deferred income taxes	4,133	3,954
Other current assets	2,721	2,579

Total current assets	81,410	86,525

Property, plant and equipment, less accumulated depreciation: $219,795 at December 28, 2013 and $214,671 at September 28, 2013	93,933	93,051

Goodwill (Note A)	21,808	21,820

Other intangibles, net (Note A)	3,802	4,033

Prepublication costs, net (Note A)	6,522	6,717

Deferred income taxes	2,882	2,827

Long-term investments (Note I)	4,961	500

Other assets	1,152	1,521

Total assets	$216,470	$216,994

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 28,	September 28,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2013

Current liabilities:
Current maturities of long-term debt	$646	$1,125
Current maturities of capital lease obligation (Note D)	2,541	—
Accounts payable	11,386	13,699
Accrued payroll	5,911	9,630
Accrued taxes	2,099	3,117
Other current liabilities	9,912	8,403

Total current liabilities	32,495	35,974

Long-term debt (Note D)	18,724	24,583
Capital lease obligation (Note D)	7,610	—
Contingent consideration (Note J)	5,125	4,960
Other liabilities	5,887	5,433

Total liabilities	69,841	70,950

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,508,000 at December 28, 2013 and 11,473,000 at September 28, 2013	11,508	11,473
Additional paid-in capital	20,338	20,066
Retained earnings	115,600	115,370
Accumulated other comprehensive loss	(817)	(865)

Total stockholders’ equity	146,629	146,044

Total liabilities and stockholders’ equity	$216,470	$216,994

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 28,	December 29,
	2013	2012

Operating Activities:
Net income	$2,647	$2,420
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation of property, plant and equipment	5,213	4,711
Amortization of prepublication costs	908	1,011
Amortization of intangible assets	231	111
Stock-based compensation (Note F)	358	341
Deferred income taxes	(234)	165
Change in fair value of contingent consideration (Note J)	165	15
Changes in assets and liabilities:
Accounts receivable	5,178	3,215
Inventory	295	349
Accounts payable	(2,313)	(474)
Accrued and recoverable taxes	(1,018)	(2,168)
Other elements of working capital	(2,052)	367
Other long-term, net	136	(129)

Cash provided from operating activities	9,514	9,934

Investment Activities:
Capital expenditures	(6,095)	(1,505)
Prepublication costs	(713)	(743)
Loan receivable and other investments	(4,409)	(1)
Life insurance proceeds	387	—

Cash used for investment activities	(10,830)	(2,249)

Financing Activities:
Proceeds from capital lease financing, net of payments (Note D)	10,152	—
Other long-term debt repayments (Note D)	(6,339)	(5,181)
Cash dividends	(2,416)	(2,421)
Other	8	—

Cash provided by (used for) financing activities	1,405	(7,602)

Increase in cash and cash equivalents	89	83

Cash and cash equivalents at the beginning of the period	57	64

Cash and cash equivalents at the end of the period	$146	$147

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of December 28, 2013 and the consolidated condensed statements of comprehensive income and the statements of cash flows for the three-month periods ended December 28, 2013 and December 29, 2012 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted.  The balance sheet data as of September 28, 2013 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles.  It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended September 28, 2013.

Goodwill and Other Intangibles

The Company evaluates possible impairment to goodwill and other intangible assets annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no such events or changes in circumstances in the period ended December 28, 2013.  In the third quarter of fiscal 2013, the Company acquired FastPencil, Inc. (“FastPencil”) and recorded goodwill of $5.9 million (see Note J). In addition, the Company recorded intangibles related to technology, trade name and other intangibles with this acquisition totaling $2.8 million, which are being amortized over periods ranging from three to fifteen years.  “Other intangibles” also include trade names with indefinite lives which are not subject to amortization as well as customer lists and technology that are being amortized over five to ten-year periods. Total amortization expense for intangibles was approximately $231,000 and $100,000 in the first quarters of fiscal years 2014 and 2013, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), investment in a convertible promissory note (Level 3), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At December 28, 2013 and September 28, 2013, the fair value of the Company’s cash, accounts receivable and accounts payable approximated their carrying values due to the short maturity of these instruments.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of two to four years. In the second quarter of fiscal 2013, the Company changed its presentation of depreciation and amortization on the Consolidated Condensed Statement of Cash Flows to separately disclose the components of depreciation and amortization related to prepublication costs and intangible assets. Accordingly, the prior year amounts have been changed to reflect this presentation.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 55% of the Company’s inventories at both December 28, 2013 and September 28, 2013.  Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	December 28, 2013	September 28, 2013
Raw materials	$7,887	$6,750
Work in process	8,949	8,724
Finished goods	17,955	19,612
Total	$34,791	$35,086

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

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 28, 2013		December 29, 2012
Federal taxes at statutory rates	$1,494	35.0%	$1,345	35.0%
State taxes, net of federal tax benefit	164	3.8	158	4.1
Federal manufacturer’s deduction	(159)	(3.7)	(104)	(2.7)
Change in fair value of contingent consideration	73	1.7	—	—
Transaction costs	29	0.7	—	—
Other	21	0.5	23	0.6
Total	$1,622	38.0%	$1,422	37.0%

D.                                    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

In the first quarter of fiscal 2014, the Company entered into a $10.5 million master security lease agreement for printing and binding equipment in its Kendallville, Indiana digital print facility. The Company has accounted for this transaction as a capital lease obligation, which expires in October 2017. At December 28, 2013, $10.2 million of debt was outstanding under this arrangement and the implicit interest rate was 1.8%.  Scheduled annual principal payments under this obligation are $2.5 million in the next 12 months and approximately $2.6 million in each of the three subsequent years. Total imputed interest under the agreement is approximately $0.4 million.  Depreciation expense was calculated on a straight-line basis over the estimated useful life of the assets under the capital lease and such depreciation was approximately $200,000 in the first quarter of fiscal 2014.

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  The Company’s interest rate at December 28, 2013 was 1.4%.  At December 28, 2013 and September 28, 2013, the Company had $18.7 million and $24.6 million, respectively, in borrowings outstanding under its long-term revolving credit facility, which matures in March 2016.

In fiscal 2010, the Company entered into a four-year term loan to finance the purchase of digital print assets and provided a lien on the assets acquired with the proceeds.  At December 28, 2013, $0.7 million of debt was outstanding under this arrangement, with $0.3 million at a fixed annual interest rate of 3.9% and $0.4 million at a fixed annual interest rate of 3.6%, and was included in “Current maturities of long-term debt” in the accompanying consolidated balance sheet.

E.                                    OPERATING SEGMENTS

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

The following table provides segment information for the three-month periods ended December 28, 2013 and December 29, 2012.

	(000’s Omitted)
	Three Months Ended
	December 28,	December 29,
	2013	2012
Net sales:
Book manufacturing	$65,576	$57,481
Publishing	9,121	9,134
Elimination of intersegment sales	(1,901)	(1,859)
Total	$72,796	$64,756

Pretax income (loss):
Book manufacturing operating income	$5,310	$5,499
Publishing operating loss	(600)	(1,136)
Stock-based compensation	(358)	(341)
Elimination of intersegment profit	92	10
Interest expense, net	(175)	(190)
Total	$4,269	$3,842

F.  STOCK ARRANGEMENTS

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarters of fiscal 2014 and 2013 was $358,000 and $341,000, respectively.  The related tax benefit recognized in the first quarters of fiscal 2014 and 2013 was $127,000 and $120,000, respectively.  Unrecognized stock-based compensation cost at December 28, 2013 was $1.9 million, to be recognized over a weighted-average period of 2.1 years.

The Company annually issues a combination of stock options and stock grants to its key employees under the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”).  Stock options and stock grants generally vest over three years. Options and grants relating to fiscal 2013 were awarded in November 2013; 22,738 stock options were awarded under the 2011 Plan with an exercise price of $17.56 per share, which was the stock price on the date of grant, and a weighted-average fair value of $4.83 per share. In addition, 34,161 stock grants were awarded in November 2013 with a weighted-average fair value of $17.56 per share.

The weighted average Black-Scholes fair value assumptions for stock options awarded under the 2011 Plan in the first quarter of fiscal 2014 were as follows:

Estimated life of options (years)	10
Risk-free interest rate	3.0%
Expected volatility	41.75%
Expected dividend yield	4.8%

G.                        NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 28, 2013	December 29, 2012

Weighted average shares for basic	11,285	11,321
Effect of potentially dilutive shares	230	103
Weighted average shares for diluted	11,515	11,424

H.                                   SHARE REPURCHASE PROGRAM

On November 21, 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through December 28, 2013, the Company had not repurchased any shares of common stock under this program.

In November 2012, the Company’s Board of Directors approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. In fiscal 2013, the Company repurchased 123,261 shares of common stock for approximately $1.6 million. This program expired on November 20, 2013.

I.                                        LONG-TERM INVESTMENTS

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America through two separate agreements. Under the first agreement, completed in January 2014, the Company has licensed its proprietary custom textbook platform to Santillana, the largest Spanish/Portuguese educational publisher in the world.  In addition, on October 24, 2013, the Company entered into a definitive agreement with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a long-term print agreement with Santillana.  Under this agreement, the Company will invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest.  The founder of Digital Page will continue to own 60% of the business and actively manage the operations.  During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which are secured by a pledge of a 40% interest in Digital Page’s equity and bears interest at 1% per month.  The transaction is expected to close by the end of the

Company’s second quarter and the principal amount of the loans will be credited towards the purchase price of the Company’s ownership interest.  The Company will include its equity percentage of Digital Page’s earnings in its consolidated financial statements from the date of closing.

Long-term investments also include a convertible promissory note for $0.5 million issued by Nomadic Learning Limited, a start up business focused on corporate and educational learning.

J.                                      BUSINESS ACQUISITION

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s products primarily serve traditional publishers and self-publishers. The acquisition complements the Company’s content management and customization for educational publishers and also brings a comparable offering to a broader market.  The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments from $0 up to a maximum of $13 million (undiscounted) which may be paid out over the next four years based on achieving certain revenue targets. The future earn out potential payments were valued at acquisition at $4.7 million using a probability weighted, discounted cash flow model.  The acquisition was accounted for as a purchase and, accordingly, FastPencil’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

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

A fair value assessment of the contingent earn out consideration payable was performed at December 28, 2103, resulting in recognition of $165,000 of expense in the first quarter. The balance at December 28, 2013 was $5.1 million and was included in “Other liabilities” in the accompanying consolidated balance sheet.

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

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of December 28, 2013 and September 28, 2013 classified in one of the three levels as described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 28, 2013:
Short-term investments in mutual funds	$960	$960	—	—
Investment in convertible promissory note	500	—	—	500
Contingent consideration liability (Note J)	(5,125)	—	—	(5,125)

As of September 28, 2013:
Short-term investments in mutual funds	$900	$900	—	—
Investment in convertible promissory note	500	—	—	500
Forward foreign exchange contract	112	—	112	—
Contingent consideration liability (Note J)	(4,960)	—	—	(4,960)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	(000’s Omitted)
	Convertible
	Promissory	Contingent
	Note	Consideration
	Investment	Liabilities
Balance as of September 28, 2013	$500	$(4,960)
Change in fair value	—	(165)
Amounts paid	—	—
Balance at December 28, 2013	$500	$(5,125)

Balance as of September 29, 2012		$(385)
Change in fair value		(15)
Amounts paid		—
Balance at December 29, 2012		$(400)

L.                                    RESTRUCTURING COSTS

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. Remaining payments of approximately $3.1 million will be made over periods ranging from 2 years for the building lease obligation to 18 years for the liability related to the multi-employer pension plan.  At December 28, 2013, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and $2.5 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 28,	or	Paid or	December 28,
	2013	Reversals	Settled	2013
Employee severance, post-retirement and other benefit costs	$308		$(136)	$172
Early withdrawal from multi-employer pension plan	2,001		(19)	1,982
Lease termination, facility closure and other costs	1,241		(87)	1,154
Total	$3,550	—	$(242)	$3,308

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Goodwill and Other Intangibles.  Other intangibles include customer lists and technology, which are amortized on a straight-line basis over periods ranging from three to fifteen years, and an indefinite-lived trade name. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 28, 2013, which resulted in no change to the nature or carrying amounts of its intangible assets.  Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

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

Results of Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 28, 2013	December 29, 2012	% Change

Net sales	$72,796	$64,756	12%
Cost of sales	54,904	48,756	13%
Gross profit	17,892	16,000	12%
As a percentage of sales	24.6%	24.7%

Selling and administrative expenses	13,448	11,968	12%
Operating income	4,444	4,032	10%
Interest expense, net	175	190	-8%
Pretax income	4,269	3,842	11%
Provision for income taxes	1,622	1,422	14%
Net income	$2,647	$2,420	9%

Net income per diluted share	$0.23	$0.21	10%

Revenues in the first quarter of fiscal 2014 were $72.8 million, up 12% from the same period last year. Book manufacturing segment sales increased 14% to $65.6 million with growth in all three of its principal markets and in both digital and offset operations. In the publishing segment, revenues of $9.1 million were comparable to last year’s first quarter.

Net income for the quarter was $2.6 million, up 9% from the first three months of fiscal 2013. Results in the book manufacturing segment were down slightly from the first quarter of last year while the loss in the publishing segment was reduced by 47% compared to the first three months of fiscal 2013.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 28, 2013	December 29, 2012	% Change

Net sales	$65,576	$57,481	14%
Cost of sales	51,216	44,430	15%
Gross profit	14,360	13,051	10%
As a percentage of sales	21.9%	22.7%

Selling and administrative expenses	9,050	7,552	20%
Operating income	$5,310	$5,499	-3%

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In the first quarter of fiscal 2014, sales to the education market were $28 million, up 14% from the same period last year, primarily due to increased sales of college textbooks. Sales to the elementary and high school level also improved in the quarter, reflecting schools returning to higher funding levels. Sales to the religious market grew 14% to $19 million, with sales to the Company’s largest religious customer up 8%. Sales to the specialty trade market were up 12% to $17 million, reflecting higher demand for digital and four-color books.

In July 2013, the Company announced plans to install a second HP digital inkjet press and expanded binding capabilities for the Kendallville, Indiana location. Installation was completed in the first quarter of fiscal 2014. In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America, through two separate agreements. Under the first agreement, completed in January 2014, the Company has licensed its proprietary custom textbook platform to Santillana, the largest Spanish/Portuguese educational publisher in the world.  With the second agreement, the Company will acquire a 40% ownership interest in Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a long-term print agreement with Santillana.  This transaction is expected to close by the end of the Company’s second quarter.

In the first quarter of fiscal 2014, cost of sales in the book manufacturing segment increased 15% to $51.2 million compared to the same period last year reflecting the growth in sales as well as higher depreciation expense related to the expansion of the Kendallville digital facility. Gross profit for the first quarter increased $1.3 million to $14.4 million compared with the corresponding period in fiscal 2013 and, as a percentage of sales, decreased to 21.9% from 22.7%, reflecting a continued highly competitive pricing environment and increased depreciation expense.

Selling and administrative expenses for the segment increased $1.5 million in the first quarter of fiscal 2014 compared to the first three months of last year, reflecting growth in the Company’s digital print operations, costs associated with the investment in Brazil, and approximately $0.9 million of expenses related to the acquisition of FastPencil in the third quarter of last year, including amortization expense and the change in fair value of contingent consideration.

First quarter operating income in the book manufacturing segment declined 3% to $5.3 million compared with the first quarter of fiscal 2013, reflecting a highly competitive pricing environment, increased depreciation expense, and costs associated with the acquisition of FastPencil and the investment in Brazil.

Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 28, 2013	December 29, 2012	% Change

Net sales	$9,121	$9,134	—
Cost of sales	5,682	6,195	-8%
Gross profit	3,439	2,939	17%
As a percentage of sales	37.7%	32.2%

Selling and administrative expenses	4,039	4,075	-1%
Operating loss	$(600)	$(1,136)

The Company’s publishing segment reported revenues of $9.1 million, comparable to last year’s first quarter. Sales at REA decreased 11% in the quarter to $0.8 million and Creative Homeowner’s sales were down 23% to $0.5 million compared to the first three months of fiscal 2013.  These declines reflect in part a shrinking base of brick and mortar retail channels and for Creative Homeowner, less new title development. During the quarter, the Company also took steps at REA to narrow the focus of its new product development to key test preparation markets, such as AP, CLEP and GED.  Sales at Dover in the first quarter of fiscal 2014 increased 3% to $7.8 million compared to the first three months last year, reflecting growth in both ebook sales and print sales through online retailers. During the quarter, the segment continued to increase its range of titles offered online in both printed and ebook form, including approximately 4,500 titles now available as ebooks through Amazon, Apple, Barnes & Noble and Google as well as its own websites.

Cost of sales in this segment declined 8% to $5.7 million in the first three months of fiscal 2014 compared to the prior year quarter, reflecting a more favorable sales mix. Gross profit increased 17% to $3.4 million compared to last year’s first quarter and, as a percentage of sales, increased to 37.7% from 32.2%, reflecting the favorable sales mix, including the impact of growth in ebook sales, and an improved cost structure in the segment.

Selling and administrative expenses for the segment in the first three months of fiscal 2014 were $4.0 million, comparable to the prior year period. Such expenses included approximately $100,000 related to steps taken in the first quarter of fiscal 2014 to reduce overhead at REA and refocus new product development.

The publishing segment’s operating loss was $0.6 million in the first three months of fiscal 2014 compared to $1.1 million in the corresponding period last year, largely due to the improvement in sales at Dover.

Total Consolidated Company

Interest expense, net of interest income, was $175,000 in the first quarter of fiscal 2014 compared to $190,000 of net interest expense in the first three months of last year. Average debt under the revolving credit facility in the first quarter of fiscal 2014 was approximately $24.1 million at an average annual interest rate of 1.4%, generating interest expense of approximately $88,000. Average debt under the revolving credit facility in the first quarter of last year was approximately $9.9 million at an average annual interest rate of 1.5%, generating interest expense of approximately $36,000. In the first quarter of fiscal 2014, the Company entered into a capital lease arrangement for certain assets in its Kendallville, Indiana digital print facility. At December 28, 2013, $10.2 million of debt was outstanding under this arrangement at an implicit interest rate of 1.8%, generating interest expense of approximately $25,000 in the first quarter.  In addition, approximately $30,000 and $34,000 of interest expense was amortized in the first three months of fiscal years 2014 and 2013, respectively, associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility. In the first quarter of fiscal 2014, the Company recorded interest income of approximately $50,000 from a loan relating to the investment in Brazil.

The Company’s effective tax rate for the first quarter of fiscal 2014 was 38%, compared to the 37% rate for the same period last year, reflecting nondeductible costs associated with the FastPencil acquisition in the third quarter of last year which were offset in part by an increased benefit from the federal manufacturer’s deduction.

For purposes of computing net income per diluted share, weighted average shares outstanding for the first quarter of fiscal 2014 increased by approximately 91,000 shares compared with the same period last year, primarily due to an increase in potentially dilutive shares.

Restructuring Costs

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. Remaining payments of approximately $3.1 million will be made over periods ranging from 2 years for the building lease obligation to 18 years for the liability related to the multi-employer pension plan.  At December 28, 2013, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and $2.5 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 28,	or	Paid or	December 28,
	2013	Reversals	Settled	2013
Employee severance, post-retirement and other benefit costs	$308		$(136)	$172
Early withdrawal from multi-employer pension plan	2,001		(19)	1,982
Lease termination, facility closure and other costs	1,241		(87)	1,154
Total	$3,550	—	$(242)	$3,308

Liquidity and Capital Resources:

During the first three months of fiscal 2014, operations provided $9.5 million of cash, compared to $9.9 million in the first quarter of last year. Net income was $2.6 million and depreciation and amortization were $6.4 million.

Investment activities in the first quarter of fiscal 2014 used $10.8 million of cash. Capital expenditures were $6.1 million.  For the entire fiscal year, capital expenditures are expected to be approximately $14 to $16 million, with approximately $10 million related to expanding digital capabilities.  Prepublication costs were $0.7 million in the first three months of fiscal 2014, comparable to the first quarter of last year.  For the full fiscal year, prepublication costs are projected to be approximately $3 million.

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America through two separate agreements. Under the first agreement, completed in January 2014, the Company has licensed its proprietary custom textbook platform to Santillana, the largest Spanish/Portuguese educational publisher in the world.  In addition, on October 24, 2013, the Company entered into a definitive agreement with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a long-term print agreement with Santillana.  Under this agreement, the Company will invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest.  The founder of Digital Page, who will continue to own 60% of the business and actively manage the operations, is entitled to receive up to approximately $3 million of the proceeds over a twelve-month period. The Digital Page agreement includes customary representations, warranties and covenants for agreements of this type, including indemnification from the founder.  One of the ancillary documents is a stockholders agreement containing restrictions on the transfer of equity interests, put and call rights and governance provisions, including restrictive covenants requiring the Company’s consent for any significant action by Digital Page. During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which are secured by a pledge of a 40% interest in Digital Page’s equity and bears interest at 1% per month.  The transaction is expected to close by the end of the Company’s second quarter and the principal amount of the loans will be credited towards the purchase price of the Company’s ownership interest.  The Company will include its equity percentage of Digital Page’s earnings in its consolidated financial statements from the date of the closing.

In November 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through December 28, 2013, the Company had not repurchased any shares of common stock under this program.

Financing activities for the first three months of fiscal 2014 provided approximately $1.4 million of cash.  Cash dividends of $2.4 million were paid and net borrowings decreased by $6.3 million during the first quarter of fiscal 2014.  Also, in the first quarter of fiscal 2014, the Company entered into a capital lease arrangement for printing and binding equipment in its Kendallville, Indiana digital print facility. At December 28, 2013, $10.2 million of debt was outstanding under this arrangement and the implicit interest rate was 1.8%. Borrowings under a term loan used to finance the purchase of digital print equipment in 2010 were $0.7 million at December 28, 2013, with $0.3 million at a fixed annual interest rate of 3.9% and $0.4 million at a fixed annual interest rate of 3.6%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  At December 28, 2013, the Company had $18.7 million in borrowings under this facility at an interest rate of 1.4%.  The revolving credit facility, which matures in March 2016, contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all debt covenants at December 28, 2013.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

The following table summarizes the Company’s contractual obligations and commitments at December 28, 2013 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Payments:	Total	1 Year	Years	Years	5 Years
Debt, including capital lease obligation (1)	$29,521	$3,187	$24,033	$2,301	—
Interest due on debt (2)	370	167	184	19	—
Operating leases (3)	6,019	1,114	1,729	1,669	1,507
Purchase obligations (4)	659	659	—	—	—
Contingent consideration (5)	5,125	—	5,050	75	—
Other liabilities (6)	6,821	934	2,170	637	3,080
Total	$48,515	$6,061	$33,166	$4,701	$4,587

(1)         Includes $18.7 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2016.

(2)         Represents scheduled interest payments on the Company’s term loan and capital lease. Future interest on the Company’s revolving credit facility is not included because the interest rate and principal balance fluctuate on a daily basis and an estimate could differ significantly from actual interest expense.

(3)         Represents amounts at September 28, 2013, except for the Stoughton, Massachusetts building lease obligation which was included in the restructuring accrual in “Other liabilities.”

(4)         Represents capital commitments.

(5)         Related to the acquisition of FastPencil in April 2013.

(6)         Includes approximately $2.5 million of restructuring costs related to closing the Stoughton, Massachusetts facility, in addition to a current liability of $0.8 million. Operating leases exclude the Stoughton building lease obligation which is included above in other liabilities.

Forward-Looking Information:

This Quarterly Report on Form 10-Q includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-Q and include, among others, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets and contingent consideration, performance of investments in unconsolidated subsidiaries and exposure to risks of operating internationally, restructuring and impairment charges required under generally accepted accounting principles, insolvency of key customers or vendors, changes in technology including migration from paper-based books to digital, changes in market growth rates, changes in obligations of multiemployer pension plans and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets, changes in raw material costs and availability, changes in the Company’s labor relations, changes in operating expenses including medical and energy costs, difficulties in the start up of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations and changes in the Company’s effective income tax rate.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.                                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 28, 2013.

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

We make periodic contributions to two multi-employer plans pursuant to our union contracts, each of which was renewed in fiscal year 2013, to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $352,000 to these two plans in fiscal 2014, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of future union negotiations and applicable law, changes in the funding status of the plans, and any reduction in participation or withdrawal by other employers from the plans. Our continued participation in these plans could have a material adverse impact on our results of operations, cash flows or financial condition. In the event that we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of operations and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of December 28, 2013 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than 65% funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only two other contributing employers.  A withdrawal by one or more of these employers could materially increase the amount of our required contributions to this plan.  Under our contract with the bindery union, we now have the right to withdraw from the pension plan without the union’s consent. A future withdrawal by us from either of the two multi-employer pension plans could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

Our proposed investment in Brazil increases our exposure to the risks of operating internationally.

Substantially all of our operations are conducted within the United States. Investing in Brazil or elsewhere outside the United States will expose us to a number of risks, including:

•                  compliance with a wide variety of foreign laws and regulations, including licensing, tax, trade, intellectual property, currency, political and other business restrictions and requirements and local laws and regulations, whose interpretation and enforcement vary significantly among jurisdictions and can change significantly over time;

•                  additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act and other anti-corruption laws;

•                  potential difficulties in managing foreign operations, enforcing agreements and collecting receivables through foreign legal systems;

•                  tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•                  potential adverse tax consequences, including tax withholding laws and policies and restrictions on repatriation of funds to the United States;

•                  fluctuations in currency exchange rates;

•                  impact of recessions and economic slowdowns in economies outside the United States, including foreign currency devaluation, higher interest rates, inflation, and increased government regulation or ownership of traditional private businesses;

•                  the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets; and

•                  developing and emerging markets may be especially vulnerable to periods of instability and unexpected changes, and consumers in those markets may have relatively limited resources to spend on products and services.

We cannot assure you that one or more of these factors will not have a material adverse effect on our investment in Brazil and our business, results of operation or financial condition.

From time to time, we make investments in companies over which we do not have sole control, including our proposed investment in Digital Page in Brazil.

From time to time, we make debt or equity investments in other companies that we may not control or over which we may not have sole control.  For example, we expect to own only 40% of the outstanding Digital Page equity interests. While we will have two designees serving on the Board of Directors of Digital Page and veto rights over certain significant actions by Digital Page under the terms of our shareholders agreement with them, we do not have the ability to control day-to-day operations of that company. Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses.  From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.  Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we invest, time consuming decision making and information sharing procedures or becoming involved in disputes. The benefits from such joint ventures are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

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

Over the last several years, the “bricks & mortar” bookstore channel has experienced a significant contraction, including the bankruptcy of Borders Group, Inc. and Nebraska Book Co., the closure of many independent bookstores, and the reduction in inventory and shelf space for books in other national chains.  In addition to expanding our online and direct to consumer sales, we have responded by offering approximately 4,500 of our titles as ebooks, as well as seeking alternative channels for our products, such as mass merchandising chains.  However, there is no guarantee that we will be able to address the challenges in these channels, including creating price competitive products that will successfully penetrate these markets and accurately predicting the volume of returns.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months. Through December 28, 2013, the Company had not repurchased any shares of common stock under this program.

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

10.1

Investment Agreement in Digital Page Gráfica E Editora dated as of October 24, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2013, and incorporated herein by reference).

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

COURIER CORPORATION

(Registrant)

February 6, 2014	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

February 6, 2014	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

February 6, 2014	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1

Investment Agreement in Digital Page Gráfica E Editora dated as of October 24, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2013, and incorporated herein by reference).

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