Form 10-Q
period 2014-03-29
COURIER Corp
filed 2014-05-08
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, $1 par value	11,564,109 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013

Net sales	$61,443	$61,778	$134,239	$126,534
Cost of sales	50,420	49,774	105,324	98,530

Gross profit	11,023	12,004	28,915	28,004

Selling and administrative expenses	13,322	11,281	26,770	23,249
Impairment charge and adjustment to contingent consideration liability (Notes G and H)	1,870	—	1,870	—

Operating income (loss)	(4,169)	723	275	4,755

Interest expense, net	108	191	283	381

Pretax income (loss)	(4,277)	532	(8)	4,374

Income tax provision (benefit) (Note C)	(907)	196	715	1,618

Net income (loss)	$(3,370)	$336	$(723)	$2,756

Net income (loss) per share (Note J):

Basic	$(0.30)	$0.03	$(0.06)	$0.24

Diluted	$(0.30)	$0.03	$(0.06)	$0.24

Cash dividends declared per share	$0.21	$0.21	$0.42	$0.42

Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	—	—	48	—
Other comprehensive income	—	—	48	—

Comprehensive income (loss)	$(3,370)	$336	$(675)	$2,756

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 29,	September 28,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents (Note L)	$4,451	$57
Investments	968	1,012
Accounts receivable, less allowance for uncollectible accounts of $400 at March 29, 2014 and $940 at September 28, 2013	32,199	43,837
Inventories (Note B)	37,136	35,086
Deferred income taxes	4,131	3,954
Recoverable income taxes	3,304	—
Other current assets	1,440	2,579

Total current assets	83,629	86,525

Property, plant and equipment, less accumulated depreciation: $223,421 at March 29, 2014 and $214,671 at September 28, 2013	89,649	93,051

Goodwill (Notes A, G and H)	17,201	21,723

Other intangibles, net (Note A)	3,569	4,033

Prepublication costs, net (Note A)	6,380	6,717

Deferred income taxes	3,029	2,924

Long-term investments (Note L)	5,461	500

Other assets	1,176	1,521

Total assets	$210,094	$216,994

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 29,	September 28,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt (Note D)	$162	$1,125
Current maturities of capital lease obligation (Note D)	2,595	—
Accounts payable	11,053	13,699
Accrued payroll	6,495	9,630
Accrued taxes	1,081	3,117
Other current liabilities (Note M)	7,451	8,403

Total current liabilities	28,837	35,974

Long-term debt (Note D)	24,303	24,583
Capital lease obligation (Note D)	7,154	—
Contingent consideration (Notes G and H)	2,680	4,960
Other liabilities (Note M)	5,485	5,433

Total liabilities	68,459	70,950

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,560,000 at March 29, 2014 and 11,473,000 at September 28, 2013	11,560	11,473
Additional paid-in capital	21,087	20,066
Retained earnings	109,805	115,370
Accumulated other comprehensive loss	(817)	(865)

Total stockholders’ equity	141,635	146,044

Total liabilities and stockholders’ equity	$210,094	$216,994

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 29,	March 30,
	2014	2013
Operating Activities:
Net income (loss)	$(723)	$2,756
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation of property, plant and equipment	10,812	9,416
Amortization of prepublication costs	1,816	2,017
Amortization of intangible assets	464	205
Impairment charge (Note H)	4,500	—
Change in fair value of contingent consideration (Note H)	(2,280)	15
Stock-based compensation (Note F)	743	672
Deferred income taxes	(282)	270
Changes in assets and liabilities:
Accounts receivable	11,638	3,580
Inventory	(2,050)	2,711
Accounts payable	(2,646)	(1,460)
Accrued and recoverable taxes	(5,340)	(4,369)
Other elements of working capital	(2,647)	284
Other long-term, net	91	(741)

Cash provided from operating activities	14,096	15,356

Investment Activities:
Capital expenditures	(7,532)	(8,793)
Prepublication costs	(1,479)	(1,643)
Loan receivable and other investments	(4,917)	(59)
Life insurance proceeds	387	—

Cash used for investment activities	(13,541)	(10,495)

Financing Activities:
Proceeds from capital lease financing (Note D)	10,488	—
Repayments under capital lease financing (Note D)	(740)	—
Other long-term debt borrowings (repayments) (Note D)	(1,242)	1,641
Cash dividends	(4,842)	(4,839)
Share repurchases (Note K)	—	(1,568)
Proceeds from stock plans	175	166
Contingent consideration paid	—	(235)

Cash provided from (used for) financing activities	3,839	(4,835)

Increase in cash and cash equivalents	4,394	26

Cash and cash equivalents at the beginning of the period	57	64

Cash and cash equivalents at the end of the period	$4,451	$90

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of March 29, 2014 and the consolidated condensed statements of comprehensive income for the three-month and six-month periods ended March 29, 2014 and March 30, 2013 and the statements of cash flows for the six-month periods ended March 29, 2014 and March 30, 2013 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test.  In the first step, the Company compares the fair value of the reporting unit to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of its net assets, then goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds its fair value, then a second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of its goodwill (see Note H).

In the third quarter of fiscal 2013, the Company acquired FastPencil, Inc. (“FastPencil”) and recorded goodwill of $5.8 million (see Notes G and H). In addition, the Company recorded intangibles related to technology, trade name and other intangibles with this acquisition totaling $2.8 million, which are being amortized over periods ranging from three to fifteen years.  “Other intangibles” also include trade names with indefinite lives which are not subject to amortization as well as customer lists and technology that are being amortized over five to ten-year periods. Total amortization expense for intangibles was approximately $233,000 and $100,000 in the second quarters and $464,000 and $200,000 in the first six months of fiscal years 2014 and 2013, respectively.

Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of impairment charges (see Note H).  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets and goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), investment in a convertible promissory note (Level 3), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At March 29, 2014 and September 28, 2013, the fair value of the Company’s cash, accounts receivable and accounts payable approximated their carrying values due to the short maturity of these instruments.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing.

Prepublication Costs

Prepublication costs, associated with creating new titles in the publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of two to four years.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 56% and 55% of the Company’s inventories at March 29, 2014 and September 28, 2013, respectively.  Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 29, 2014	September 28, 2013
Raw materials	$7,256	$6,750
Work in process	10,387	8,724
Finished goods	19,493	19,612
Total	$37,136	$35,086

C.                                    INCOME TAXES

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year-to-date earnings or losses. The effect of discrete items, such as unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. In the second quarter of fiscal 2014, the Company recorded two such discrete items, an impairment charge and a related adjustment to the fair value of contingent consideration, which are not deductible for income tax purposes (see Notes G and H).

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Six Months Ended
	March 29, 2014		March 30, 2013
Federal taxes at statutory rates	$172	35.0%	$1,531	35.0%
State taxes, net of federal tax benefit	74	15.0	181	4.2
Federal manufacturer’s deduction	(68)	(13.8)	(121)	(2.8)
Impairment charge and change in fair value of contingent consideration	517	105.1	—	—
Other	20	4.1	27	0.6
Total	$715	145.4%	$1,618	37.0%

D.                                    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

In the first quarter of fiscal 2014, the Company entered into a $10.5 million master security lease agreement for printing and binding equipment in its Kendallville, Indiana digital print facility. The Company has accounted for this transaction as a capital lease obligation, which expires in October 2017. At March 29, 2014, $9.7 million of debt was outstanding under this arrangement and the implicit interest rate was

1.8%.  Scheduled annual principal payments under this obligation are approximately $2.6 million in each of the next three years and $1.8 million in the final year. Total imputed interest under the agreement is approximately $0.4 million.  Depreciation expense was calculated on a straight-line basis over the estimated useful life of the assets under the capital lease and such depreciation was approximately $700,000 in the first six months of fiscal 2014.

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  The Company’s interest rate at March 29, 2014 was 1.4%.  At March 29, 2014 and September 28, 2013, the Company had $24.3 million and $24.6 million, respectively, in borrowings outstanding under its long-term revolving credit facility, which matures in March 2016.

In fiscal 2010, the Company entered into a four-year term loan to finance the purchase of digital print assets and provided a lien on the assets acquired with the proceeds.  At March 29, 2014, $0.2 million of debt was outstanding under this arrangement and was included in “Current maturities of long-term debt” in the accompanying consolidated condensed balance sheet.

E.                                    OPERATING SEGMENTS

The Company has two operating segments: book manufacturing and publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and specialty trade book publishers.  In April 2013, the Company acquired FastPencil, which has been included in the book manufacturing segment (see Note G). The publishing segment consists of Dover Publications, Inc., Federal Marketing Corporation, Inc., d/b/a Creative Homeowner, and Research & Education Association, Inc. (“REA”).

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

The following table provides segment information for the three-month and six-month periods ended March 29, 2014 and March 30, 2013.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Net sales:
Book manufacturing	$55,355	$55,919	$120,931	$113,400
Publishing	8,991	9,353	18,112	18,487
Elimination of intersegment sales	(2,903)	(3,494)	(4,804)	(5,353)
Total	$61,443	$61,778	$134,239	$126,534

Pretax income (loss):
Book manufacturing operating income (loss)	$(718)	$1,395	$4,592	$6,894
Publishing operating loss	(1,169)	(368)	(1,769)	(1,504)
Impairment charge and reduction in fair value of contingent consideration (Note H)	(1,870)	—	(1,870)	—
Stock-based compensation	(385)	(331)	(743)	(672)
Elimination of intersegment profit	(27)	27	65	37
Interest expense, net	(108)	(191)	(283)	(381)
Total	(4,277)	$532	$(8)	$4,374

F.  STOCK ARRANGEMENTS

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the second quarters of fiscal 2014 and 2013 was $385,000 and $331,000, respectively.  The related tax benefit recognized in the second quarters of fiscal 2014 and 2013 was $137,000 and $117,000, respectively.  For the first six months of fiscal 2014 and 2013, stock-based compensation was $743,000 and $672,000, respectively, and the related tax benefit recognized was $264,000 and $237,000, respectively.  Unrecognized stock-based compensation cost at March 29, 2014 was $2.2 million, to be recognized over a weighted-average period of 1.9 years.

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

The weighted average Black-Scholes fair value assumptions for stock options awarded under the 2011 Plan in fiscal 2014 were as follows:

Estimated life of options (years)	10
Risk-free interest rate	3.0%
Expected volatility	41.75%
Expected dividend yield	4.8%

The Company annually issues stock grants to its non-employee directors under the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”).  Stock grants generally vest over three years.  During the second quarter of fiscal 2014, 22,752 stock awards, with a weighted-average fair value of $17.58 per share, were granted to non-employee directors.  No stock options were issued under the 2010 Plan in the first six months of fiscal 2014.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 17,363 such shares were issued in the second quarter of fiscal 2014.

G.          BUSINESS ACQUISITION

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

The acquisition of FastPencil was recorded by allocating the fair value of the consideration paid to the identified assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date.  The excess of the fair value of the consideration paid over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not tax deductible. During the second quarter of fiscal 2014, the Company finalized the accounting for this acquisition and recorded a measurement period adjustment to recognize a $97,000 deferred tax asset with a corresponding reduction in goodwill at acquisition. This measurement period adjustment was reflected in the accompanying consolidated condensed balance sheet as of September 28, 2013.

Based on these valuations, the purchase price allocation was as follows:

(000’s Omitted)

Cash paid	$5,000
Fair value of contingent “earn out” consideration	4,700
Total	$9,700

Accounts receivable	$3
Inventories	42
Licensing contract receivable	1,500
Amortizable intangibles	2,770
Goodwill	5,778
Other assets	32
Accounts payable and accrued liabilities	(325)
Deferred tax liabilities, net	(100)
Total	$9,700

H.          GOODWILL IMPAIRMENT CHARGE

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (a “triggering event”). These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test.  In the second quarter of fiscal 2014, the Company determined there was a triggering event for FastPencil, which had been acquired in April 2013 (see Note G), and is a reporting unit within the book manufacturing segment. Revenue growth for this start-up business had been slower than projected at acquisition and the Company performed the step-one impairment test on FastPencil’s goodwill.  After performing the step-one test, the Company determined that the fair value of FastPencil was below its carrying value and as such the second step was required.  In arriving at this conclusion, the Company used a valuation methodology based on a discounted cash flow and a market value approach (Level 3 in the three-tier hierarchy — see Note A).  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period. The second step of the impairment test for FastPencil included estimating the fair value of the tangible and identified intangible assets and liabilities of the impaired reporting unit.  The implied fair value of goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  Based on the results of these valuations, the Company concluded it was necessary to record a goodwill impairment charge of $4.5 million at the end of the second quarter of fiscal 2014. In addition, at March 29, 2014, the Company performed a fair value analysis of the related contingent “earn out” consideration payable and lowered the probability of FastPencil meeting the revenue targets during the earn out period. Accordingly, a fair value assessment of the contingent consideration liability was performed at March 29, 2014 resulting in a reduction in the liability of $2.6 million. The net impact of the impairment of FastPencil’s goodwill and the reduction in the contingent consideration payable was a charge of $1.9 million in the second quarter of fiscal 2014; both adjustments are non-cash and not deductible for income tax purposes.

I.                                        FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.  The Company’s only assets and liabilities adjusted to fair value on a recurring basis are short-term investments in mutual funds, a long-term investment in a convertible promissory note and contingent consideration.  In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges (see Notes G and H).

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of March 29, 2014 and September 28, 2013 classified in one of the three levels as described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 29, 2014:
Short-term investments in mutual funds	$968	$968
Investment in convertible promissory notes	1,000			$1,000
Contingent consideration liability (Note H)	(2,680)			(2,680)

As of September 28, 2013:
Short-term investments in mutual funds	$900	$900	—	—
Investment in convertible promissory notes	500	—	—	500
Forward foreign exchange contract (Note A)	112	—	112	—
Contingent consideration liability (Note G)	(4,960)	—	—	(4,960)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	(000’s Omitted)
	Convertible
	Promissory	Contingent
	Notes	Consideration
	(Note L)	Liabilities
Balance as of September 28, 2013	$500	$(4,960)
Change in fair value	—	2,280
Amounts paid	500	—
Balance at March 29, 2014	$1,000	$(2,680)

Balance as of September 29, 2012		$(385)
Change in fair value		(15)
Amounts paid		400
Balance at March 30, 2013		$—

At March 29, 2014, assets remeasured at fair value on a nonrecurring basis subsequent to initial recognition are summarized below:

	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Goodwill	$4,500	$1,278	$1,278

In the second quarter of fiscal 2014, the Company determined that the fair value of FastPencil was below its carrying value using a valuation methodology based on a discounted cash flow and a market value approach (Level 3).  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period. The Company recorded an impairment charge of $4.5 million for FastPencil’s goodwill (see Note H).

J.                           NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income (loss) per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans. In the second quarter and first six months of fiscal 2014, approximately 221,000 and 233,000, respectively, of potentially dilutive shares were excluded due to the Company incurring losses in those periods.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Average shares outstanding for basic	11,314	11,295	11,299	11,309
Effect of potentially dilutive shares	—	110	—	121
Average shares outstanding for diluted	11,314	11,405	11,299	11,430

K.                                   SHARE REPURCHASE PROGRAM

On November 21, 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through March 29, 2014 the Company had not repurchased any shares of common stock under this program.

In November 2012, the Company’s Board of Directors approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. In fiscal 2013, the Company repurchased 123,261 shares of common stock for approximately $1.6 million. This program expired on November 20, 2013.

L.                                    LONG-TERM INVESTMENTS

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America through two separate agreements. Under the first agreement, completed in January 2014, the Company has licensed its proprietary custom textbook platform to Santillana, the largest Spanish/Portuguese educational publisher in the world.  In addition, on October 24, 2013, the Company entered into a definitive agreement with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a multiyear print agreement with Santillana.  Under this agreement, the Company will invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest.  The founder of Digital Page will continue to own 60% of the business and actively manage the operations.  During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which are secured by a pledge of a 40% interest in Digital Page’s equity and bears interest at 1% per month.  The transaction is now expected to close by the end of the Company’s third quarter and the principal amount of the loans will be credited towards the purchase price of the Company’s ownership interest.  At March 29, 2014, approximately $4 million of cash was on deposit in Brazil in the Company’s bank accounts in anticipation of the closing of the transaction.  The Company will include its equity percentage of Digital Page’s earnings in its consolidated financial statements from the date of closing.

Long-term investments also include convertible promissory notes for $1.0 million issued by Nomadic Learning Limited, a startup business focused on corporate and educational learning. At March 29, 2014, a fair value assessment was performed using a discounted cash flow model and the fair value approximated the carrying value of the notes at the end of the Company’s second quarter.

M.                                 RESTRUCTURING COSTS

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. As of March 29, 2014, remaining payments of approximately $3.1 million will be made over periods ranging from 2 years for the building lease obligation to 17 years for the liability related to the multi-employer pension plan.  At March 29, 2014, approximately $0.6 million of the restructuring payments were included in “Other current liabilities” and $2.4 million were included in “Other liabilities” in the accompanying consolidated condensed balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 28,	or	Paid or	March 29,
	2013	Reversals	Settled	2014
Employee severance, post-retirement and other benefit costs	$308		$(191)	$117
Early withdrawal from multi-employer pension plan	2,001		(37)	1,964
Lease termination, facility closure and other costs	1,241		(268)	973
Total	$3,550	—	$(496)	$3,054

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Goodwill and Other Intangibles.  Other intangibles include customer lists and technology, which are amortized on a straight-line basis over periods ranging from three to fifteen years, and an indefinite-lived trade name. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 28, 2013, which resulted in no change to the nature or carrying amounts of its intangible assets.  In the second quarter of fiscal 2014, the Company recorded a $4.5 million impairment charge of FastPencil’s goodwill with a corresponding reduction in the related contingent consideration liability of $2.6 million. Changes in market conditions or poor operating results could result in a decline in value of the Company’s goodwill and other intangible assets thereby potentially requiring an additional impairment charge in the future.

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

Overview:

Courier Corporation, founded in 1824, is among America’s leading book manufacturers and provider of content management and customization in new and traditional media.  The Company also publishes books under three brands offering award-winning content and thousands of titles. The Company has two operating segments: book manufacturing and publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the second largest book manufacturer in the United States, offering services from prepress and production through storage and distribution, as well as innovative content management, customization and state-of-the-art digital print capabilities.  The publishing segment consists of Dover Publications, Inc. (“Dover”), Research & Education Association, Inc. (“REA”), and Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”).  Dover publishes over 10,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.  Creative Homeowner publishes books on home design, decorating, landscaping, and gardening, and also sells home plans.

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Six Months Ended
	March 29, 2014	March 30, 2013	% Change	March 29, 2014	March 30, 2013	% Change

Net sales	$61,443	$61,778	-1%	$134,239	$126,534	6%
Cost of sales	50,420	49,774	1%	105,324	98,530	7%
Gross profit	11,023	12,004	-8%	28,915	28,004	3%
As a percentage of sales	17.9%	19.4%		21.5%	22.1%
Selling and administrative expenses	13,322	11,281	18%	26,770	23,249	15%
Impairment charge, net	1,870	—		1,870	—
Operating income (loss)	(4,169)	723		275	4,755
Interest expense, net	108	191	-43%	283	381	-26%
Pretax income (loss)	(4,277)	532		(8)	4,374	-89%
Income tax provision (benefit)	(907)	196		715	1,618	-56%
Net income (loss)	$(3,370)	$336		$(723)	$2,756
Net income (loss) per diluted share	$(0.30)	$0.03		$(0.06)	$0.24

Revenues in the second quarter of fiscal 2014 were $61.4 million, down 1% from the same period last year. For the first six months, revenues were up 6% to $134.2 million compared to the corresponding prior-year period. Book manufacturing segment sales decreased 1% in the quarter to $55.4 million. For the first six months of fiscal 2014, book manufacturing sales increased 7% to $120.9 million with growth in all three of its principal markets and in both digital and offset print production.  In the publishing segment, revenues were down 4% in the second quarter and down 2% in the first half of fiscal 2014 to $9.0 million and $18.1 million, respectively, compared with the same periods last year.

In the second quarter of fiscal 2014, the Company reported a loss of $3.4 million compared with net income of $336,000 in the same period last year. For the first six months, the loss was $723,000 compared to net income of $2.8 million in the corresponding period of fiscal 2013. Results in the second quarter of this year included a $4.5 million impairment charge to the goodwill of FastPencil, acquired in April 2013. Results for the second quarter of fiscal 2014 also included a $2.6 million reduction in the contingent “earn out” consideration payable in the FastPencil acquisition due to a lower probability of FastPencil meeting the revenue targets during the earn out period.  The net impact of the impairment of FastPencil’s goodwill and the reduction in the contingent consideration payable was a charge of $1.9 million. Both adjustments are non-cash and not deductible for income tax purposes.  Within the publishing segment, the Company recorded an $825,000 accounts receivable write-off related to the failure of a book distribution customer in the second quarter of fiscal 2014.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Six Months Ended
	March 29, 2014	March 30, 2013	% Change	March 29, 2014	March 30, 2013	% Change

Net sales	$55,355	$55,919	-1%	$120,931	$113,400	7%
Cost of sales	48,135	47,526	1%	99,351	91,956	8%
Gross profit	7,220	8,393	-14%	21,580	21,444	1%
As a percentage of sales	13.0%	15.0%		17.8%	18.9%
Selling and administrative expenses	7,938	6,998	13%	16,988	14,550	17%
Operating income (loss)	$(718)	$1,395		$4,592	$6,894	-33%

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In the second quarter of fiscal 2014, sales to the education market were $21 million, up 5% from the same period last year, and for the year to date, were $49 million, up 10% from the first half of last year.  This improvement is primarily due to increased sales of elementary and high school textbooks, reflecting improving state budgets and associated school funding levels. Seasonal demand in the education market is typically highest in the second half of the Company’s fiscal year.  Sales to the religious market were down 8% to $17 million compared to the second quarter of last year, with sales to the Company’s largest religious customer down 11% after an unusually strong first quarter. On a year-to-date basis, sales to this customer were down 2%. For the first six months of fiscal 2014, sales to the religious market were $36 million, up 3% compared to the same period last year. Sales to the specialty trade market were $15 million in the quarter, comparable to the second quarter of last year. For the first six months of fiscal 2014, sales to the specialty trade market were up 6% to $32 million compared with the first half of last year, reflecting higher demand for both four-color work and sales of digital print.

The Company installed a digital print facility at its Kendallville, Indiana facility which began production in the third quarter of fiscal 2013. With continuing growth in digital print demand, in July 2013, the Company announced plans to install a second HP digital inkjet press and expanded binding capabilities for the Kendallville location. Installation was completed in the first quarter of fiscal 2014. In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America, through two separate agreements. Under the first agreement, completed in January 2014, the Company has licensed its proprietary custom textbook platform to Santillana, the largest Spanish/Portuguese educational publisher in the world.  With the second agreement, the Company will acquire a 40% ownership interest in Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a multiyear print agreement with Santillana.  This transaction is now expected to close by the end of the Company’s third quarter.

In the second quarter of fiscal 2014, cost of sales in the book manufacturing segment increased 1% to $48.1 million compared to the same period last year reflecting increased depreciation and amortization expense of over $1 million, primarily related to the expansion of the Kendallville digital facility, which more than offset the slight decline in sales. Gross profit for the second quarter decreased $1.2 million to $7.2 million compared with the corresponding period in fiscal 2013 and, as a percentage of sales, decreased to 13.0% from 15.0%. For the first six months of fiscal 2014, gross profit increased slightly to $21.6 million and, as a percentage of sales, decreased to 17.8% from 18.9% in the first half of last year. This decline in gross profit as a percentage of sales reflects a highly competitive pricing environment and increased depreciation expense.

Selling and administrative expenses for the segment increased $1.0 million in the second quarter and $2.4 million in the first half of fiscal 2014 compared to the same periods last year, primarily due to operating and amortization expenses related to the acquisition of FastPencil in the third quarter of last year.

The book manufacturing segment had an operating loss of $718,000 in the second quarter compared with operating income of $1.4 million in the same period last year. For the year to date, operating income in this segment declined 33% to $4.6 million. Results for the quarter and first half of fiscal 2014 reflect a highly competitive pricing environment, increased depreciation expense, and costs associated with the acquisition of FastPencil.

Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Six Months Ended
	March 29, 2014	March 30, 2013	% Change	March 29, 2014	March 30, 2013	% Change

Net sales	$8,991	$9,353	-4%	$18,112	$18,487	-2%
Cost of sales	5,159	5,769	-11%	10,841	11,964	-9%
Gross profit	3,832	3,584	7%	7,271	6,523	11%
As a percentage of sales	42.6%	38.3%		40.1%	35.3%
Selling and administrative expenses	5,001	3,952	27%	9,040	8,027	13%
Operating loss	$(1,169)	$(368)		$(1,769)	$(1,504)

Revenues in the Company’s publishing segment were down 4% in the second quarter to $9.0 million and down 2% to $18.1 million for the first six months of fiscal 2014, compared with the corresponding prior year periods. Sales at Dover in the quarter were $6.7 million compared to $6.8 million in last year’s second quarter.  For the first six months of fiscal 2014, Dover’s sales grew slightly to $14.5 million, reflecting growth in both ebook sales and sales of printed product through online retailers. Sales at REA increased 14% in the quarter and 4% for the first half of fiscal 2014 to $1.5 million and $2.2 million, respectively, compared with the same periods last year, reflecting particularly strong sales of its content for Advanced Placement (“AP”) tests. During the first quarter of fiscal 2014, the Company also took steps at REA to narrow the focus of its new product development to key test preparation markets, such as AP, CLEP and GED.  During the second quarter of fiscal 2014, Creative Homeowner’s primary distributor to the home improvement channel suddenly closed and liquidated. Creative Homeowner’s sales in the second quarter were $0.9 million, including a reversal of the returns reserve of $450,000 for that customer, compared to $1.2 million for the same period last year. On a year-to-date basis, sales were $1.4 million, down from $1.9 million in the first half of last year. During the first six months of fiscal 2014, the publishing segment continued to increase its range of titles offered online in both printed and ebook form, including approximately 4,700 titles now available as ebooks through Amazon, Apple, Barnes & Noble and Google as well as its own websites.

Cost of sales in this segment declined 11% to $5.2 million in the second quarter and 9% to $10.8 million in the first six months of fiscal 2014 compared to the same periods last year, reflecting the lower sales volume and cost reductions. Gross profit increased 7% to $3.8 million compared to last year’s second quarter and, as a percentage of sales, increased to 42.6% from 38.3%.  For the first six months of fiscal 2014, gross profit increased 11% to $7.3 million and, as a percentage of sales, increased to 40.1% from 35.3%, reflecting the favorable sales mix, including the impact of growth in ebook sales, and an improved cost structure in the segment.

Selling and administrative expenses for the segment increased $1.0 million in both the second quarter and first six months of fiscal 2014 compared to the corresponding prior year periods.  During the second quarter of fiscal 2014, Creative Homeowner’s primary distributor to the home improvement channel suddenly closed and liquidated and, as a result, the Company recorded a bad debt provision of $1.3 million. Selling and administrative expenses in the first six months of fiscal 2014 also include approximately $100,000 related to steps taken in the first quarter to reduce overhead at REA and refocus new product development.

The publishing segment’s operating loss was $1.2 million in the second quarter of fiscal 2014 compared to $0.4 million in the corresponding period last year.  For the first six months, the operating loss was $1.8 million compared to $1.5 million in the first half of fiscal 2013.  The increase in the segment’s operating loss for the quarter and year to date includes a $1.3 million bad debt provision related to Creative Homeowner’s primary distributor. This charge was offset in part by the related reduction in the returns reserve of $450,000, resulting in a net expense of $825,000 in the publishing segment’s second quarter and year-to-date results for fiscal 2014.

Total Consolidated Company

Interest expense, net of interest income, was $108,000 in the second quarter of fiscal 2014 compared to $191,000 of net interest expense in the same period last year. For the first six months of fiscal 2014, interest expense, net of interest income, was $283,000 compared to $381,000 of net interest expense in the first half of fiscal 2013. Average debt under the revolving credit facility in the second quarter and first half of fiscal 2014 was approximately $24 million at an average annual interest rate of 1.4%, generating interest expense of approximately $85,000 in the second quarter and $171,000 in the first six months of the year. Average debt under the revolving credit facility in the second quarter of last year was approximately $13 million at an average annual interest rate of 1.5%, generating interest expense of approximately $47,000. Average debt under the revolving credit facility in the first six months of last year was approximately $11 million at an average annual interest rate of 1.5%, generating interest expense of approximately $83,000.  In the first quarter of fiscal 2014, the Company entered into a capital lease arrangement for certain assets in its Kendallville, Indiana digital print facility. At March 29, 2014, $9.7 million of debt was outstanding under this arrangement at an implicit interest rate of 1.8%, generating interest expense of approximately $45,000 in the second quarter and $60,000 in the first half of fiscal 2014.  In addition, approximately $58,000 and $68,000 of interest expense was amortized in the first six months of fiscal years 2014 and 2013, respectively, associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility. In the second quarter and first six months of fiscal 2014, the Company recorded interest income of approximately $130,000 and $180,000, respectively, from loans made in connection with the investment in Brazil.

The tax benefit in the second quarter and the tax provision in the first half of fiscal 2014 include the impact of the impairment charge and corresponding reduction in the related contingent consideration liability for FastPencil, neither of which is deductible for income tax purposes. Excluding the impact of these items, the effective tax rate for the first six months of fiscal 2014 was 38% compared to 37% in the same period last year.

For purposes of computing net income (loss) per diluted share, weighted average shares outstanding were 11.3 million in both the second quarter and first half of fiscal 2014 compared with 11.4 million in the corresponding periods of last year. In the second quarter and first six months of fiscal 2014, approximately 221,000 and 233,000, respectively, of potentially dilutive shares were excluded due to the Company incurring losses in those periods.

Restructuring Costs

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. As of March 29, 2014, remaining payments of approximately $3.1 million will be made over periods ranging from 2 years for the building lease obligation to 17 years for the liability related to the multi-employer pension plan.  At March 29, 2014, approximately $0.6 million of the restructuring payments were included in “Other current liabilities” and $2.4 million were included in “Other liabilities” in the accompanying consolidated condensed balance sheet. The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 28,	or	Paid or	March 29,
	2013	Reversals	Settled	2014
Employee severance, post-retirement and other benefit costs	$308		$(191)	$117
Early withdrawal from multi-employer pension plan	2,001		(37)	1,964
Lease termination, facility closure and other costs	1,241		(268)	973
Total	$3,550	—	$(496)	$3,054

Liquidity and Capital Resources:

During the first six months of fiscal 2014, operations provided $14.1 million of cash, compared to $15.4 million in the first half of last year. A net loss of $0.7 million included the $4.5 million non-cash goodwill impairment charge and $2.3 million net reduction in the related contingent consideration liability.  Depreciation and amortization were $13.1 million compared with $11.6 million in the first six months of fiscal 2013.

Investment activities in the first half of fiscal 2014 used $13.5 million of cash. Capital expenditures were $7.5 million.  For the entire fiscal year, capital expenditures are expected to be approximately $14 to $16 million, with approximately $10 million related to expanding digital capabilities.  Prepublication costs were $1.5 million in the first six months of fiscal 2014, slightly lower than the $1.6 million in the same period last year.  For the full fiscal year, prepublication costs are projected to be approximately $3 million.

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America through two separate agreements. Under the first agreement, completed in January 2014, the Company has licensed its proprietary custom textbook platform to Santillana, the largest Spanish/Portuguese educational publisher in the world.  In addition, on October 24, 2013, the Company entered into a definitive agreement with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a multiyear print agreement with Santillana.  Under this agreement, the Company will invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest.  The founder of Digital Page, who will continue to own 60% of the business and actively manage the operations, is entitled to receive up to approximately $3 million of the proceeds over a twelve-month period. The Digital Page agreement includes customary representations, warranties and covenants for agreements of this type, including indemnification from the founder.  One of the ancillary documents is a stockholders agreement containing restrictions on the transfer of equity interests, put and call rights and governance provisions, including restrictive covenants requiring the Company’s consent for any significant action by Digital Page. During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which are secured by a pledge of a 40% interest in Digital Page’s equity and bears interest at 1% per month.  The transaction is now expected to close by the end of the Company’s third quarter and the principal amount of the loans will be credited towards the purchase price of the Company’s ownership interest.  At March 29, 2014, approximately $4 million of cash was on deposit in Brazil in the Company’s bank accounts in anticipation of the closing of the transaction.  The Company will include its equity percentage of Digital Page’s earnings in its consolidated financial statements from the date of the closing.

In November 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through March 29, 2014, the Company had not repurchased any shares of common stock under this program.

Financing activities for the first six months of fiscal 2014 provided approximately $3.8 million of cash.  Cash dividends of $4.8 million were paid and net borrowings increased by $8.5 million during the first half of fiscal 2014.  In the first quarter of fiscal 2014, the Company entered into a $10.5 million capital lease arrangement for printing and binding equipment in its Kendallville, Indiana digital print facility. At March 29, 2014, $9.7 million of debt was outstanding under this capital lease arrangement and the implicit interest rate was 1.8%. Borrowings under a term loan used to finance the purchase of digital print equipment in 2010 were $0.2 million at March 29, 2014.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  At March 29, 2014, the Company had $24.3 million in borrowings under this facility at an interest rate of 1.4%.  The revolving credit facility, which matures in March 2016, contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all debt covenants at March 29, 2014.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

The following table summarizes the Company’s contractual obligations and commitments at March 29, 2014 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Debt, including capital lease obligation (1)	$34,214	$2,757	$29,636	$1,821	—
Interest due on debt (2)	322	152	160	10	—
Operating leases (3)	6,019	1,114	1,729	1,669	1,507
Purchase obligations (4)	278	278	—	—	—
Contingent consideration (5)	2,680	—	2,610	70	—
Other liabilities (6)	6,310	825	1,778	637	3,070
Total	$49,823	$5,126	$35,913	$4,207	$4,577

(1)         Includes $24.3 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2016.

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

(6)         Includes approximately $2.4 million of restructuring costs related to closing the Stoughton, Massachusetts facility, in addition to a current liability of $0.6 million. Operating leases exclude the Stoughton building lease obligation which is included in the above table in “other liabilities.”

Forward-Looking Information:

This Quarterly Report on Form 10-Q includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-Q and include, among others, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets and contingent consideration, performance of investments in unconsolidated subsidiaries and exposure to risks of operating internationally, restructuring and impairment charges required under generally accepted accounting principles, insolvency of key customers or vendors, changes in technology including migration from paper-based books to digital, changes in market growth rates, changes in obligations of multiemployer pension plans and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets, changes in raw material costs and availability, changes in the Company’s labor relations, changes in operating expenses including medical and energy costs, difficulties in the startup of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations and changes in the Company’s effective income tax rate.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

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

In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges.  They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.  Accounting for business combinations may involve complex and subjective valuations of the assets and liabilities recorded as a result of the business combination or other agreement, and in some instances contingent consideration, which is recorded in the Company’s Consolidated Financial Statements pursuant to the standards applicable for business combinations in accordance with accounting principles generally accepted in the United States.  Differences between the inputs and assumptions used in the valuations and actual results could have a material effect on our financial position and results of operation.  For example, at the end of the second quarter of fiscal 2014, the Company determined that the fair value of FastPencil was below its carrying value and a $4.5 million goodwill impairment charge was recorded as well as a $2.6 million reduction in the related contingent consideration liability.

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

We make periodic contributions to two multi-employer plans pursuant to our union contracts, each of which was renewed in fiscal year 2013, to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $352,000 to these two plans in fiscal 2014, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of future union negotiations and applicable law, changes in the funding status of the plans, and any reduction in participation or withdrawal by other employers from the plans. Our continued participation in these plans could have a material adverse impact on our results of operations, cash flows or financial condition. In the event that we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of comprehensive income and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of March 29, 2014 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than

65% funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only two other contributing employers.  A withdrawal by one or more of these employers could materially increase the amount of our required contributions to this plan.  Under our contract with the bindery union, we now have the right to withdraw from the pension plan without the union’s consent. A future withdrawal by us from either of the two multi-employer pension plans could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

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

•                  potential difficulties in managing foreign operations, obtaining accurate and timely financial information, enforcing agreements and collecting receivables through foreign legal systems;

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

In our publishing segment, sales to retailers and distributors are highly concentrated on a small group, which previously included Borders Group, Inc. (“Borders”). Any bankruptcy, liquidation, insolvency or other failure of a major retailer or distributor could also have a material impact on the Company.  For example, during fiscal 2014, we recorded a net bad debt expense of $825,000 related to the closing and liquidation of a primary distributor for our Creative Homeowner business.

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

Over the last several years, the “bricks & mortar” bookstore channel has experienced a significant contraction, including the bankruptcy of Borders Group, Inc. and Nebraska Book Co., the closure of many independent bookstores, and the reduction in inventory and shelf space for books in other national chains.  In addition to expanding our online and direct to consumer sales, we have responded by offering approximately 4,700 of our titles as ebooks, as well as seeking alternative channels for our products, such as mass merchandising chains.  However, there is no guarantee that we will be able to address the challenges in these channels, including creating price competitive products that will successfully penetrate these markets and accurately predicting the volume of returns.

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

We perform an annual assessment for impairment of goodwill and other intangible assets, as well as other long-lived assets, at the end of our fiscal year or whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value, including a downturn in the market value of the Company’s stock.  A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill and non-cash charges.  Any impairment charge could have a significant negative effect on our reported results of operations.  For example, at the end of the second quarter of fiscal 2014, the Company determined that the fair value of FastPencil was below its carrying value and a $4.5 million goodwill impairment charge was recorded as well as a $2.6 million reduction in the related contingent consideration liability.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months. Through March 29, 2014, the Company had not repurchased any shares of common stock under this program.

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

COURIER CORPORATION

(Registrant)

May 8, 2014	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and Chief Executive Officer

May 8, 2014	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

May 8, 2014	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.