Form 10-Q
period 2014-06-28
COURIER Corp
filed 2014-08-06
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non- accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common Stock, $1 par value	11,427,469 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		NINE MONTHS ENDED
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net sales	$67,665	$64,143	$201,904	$190,677
Cost of sales	54,335	49,315	159,659	147,845

Gross profit	13,330	14,828	42,245	42,832

Selling and administrative expenses	11,219	11,813	37,989	35,062
Impairment charge and adjustment to contingent consideration liability (Notes G and H)	—	—	1,870	—

Operating income	2,111	3,015	2,386	7,770

Interest expense, net	207	325	490	706

Pretax income	1,904	2,690	1,896	7,064

Income tax provision (Note C)	731	1,009	1,446	2,627

Net income	$1,173	$1,681	$450	$4,437

Net income per share (Note J):

Basic	$0.10	$0.15	$0.04	$0.39

Diluted	$0.10	$0.15	$0.04	$0.39

Cash dividends declared per share	$0.21	$0.21	$0.63	$0.63

Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	—	—	48	—
Unrealized gain on foreign currency cash flow hedge (Note A)	2	75	2	75
Other comprehensive income, net of tax	2	75	50	75

Comprehensive income	$1,175	$1,756	$500	$4,512

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 28,	September 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents (Note L)	$4,600	$57
Investments	1,013	1,012
Accounts receivable, less allowance for uncollectible accounts of $383 at June 28, 2014 and $940 at September 28, 2013	34,316	43,837
Inventories (Note B)	41,911	35,086
Deferred income taxes	4,286	3,954
Recoverable income taxes	2,874	—
Other current assets	1,885	2,579

Total current assets	90,885	86,525

Property, plant and equipment, less accumulated depreciation: $228,852 at June 28, 2014 and $214,671 at September 28, 2013	85,876	93,051

Goodwill (Notes A, G and H)	17,191	21,723

Other intangibles, net (Note A)	3,338	4,033

Prepublication costs, net (Note A)	6,095	6,717

Deferred income taxes	3,083	2,924

Long-term investments (Note L)	5,461	500

Other assets	1,204	1,521

Total assets	$213,133	$216,994

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	June 28,	September 28,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note D)	$—	$1,125
Current maturities of capital lease obligation (Note D)	2,606	—
Accounts payable	13,195	13,699
Accrued payroll	7,505	9,630
Accrued taxes	913	3,117
Other current liabilities (Note M)	9,222	8,403

Total current liabilities	33,441	35,974

Long-term debt (Note D)	25,938	24,583
Capital lease obligation (Note D)	6,498	—
Contingent consideration (Notes G and H)	2,775	4,960
Other liabilities (Note M)	5,552	5,433

Total liabilities	74,204	70,950

Stockholders’ equity (Note F):
Preferred stock, $1 par value - authorized 1,000,000 shares; none issued		—
Common stock, $1 par value - authorized 18,000,000 shares; issued 11,431,000 at June 28, 2014 and 11,473,000 at September 28, 2013	11,431	11,473
Additional paid-in capital	21,152	20,066
Retained earnings	107,161	115,370
Accumulated other comprehensive loss	(815)	(865)

Total stockholders’ equity	138,929	146,044

Total liabilities and stockholders’ equity	$213,133	$216,994

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	NINE MONTHS ENDED
	June 28,	June 29,
	2014	2013
Operating Activities:
Net income	$450	$4,437
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation of property, plant and equipment	16,418	14,395
Amortization of prepublication costs	2,765	3,025
Amortization of intangible assets	695	403
Impairment charge (Note H)	4,500	—
Change in fair value of contingent consideration (Note H)	(2,185)	125
Stock-based compensation (Note F)	1,136	1,002
Deferred income taxes	(491)	514
Changes in assets and liabilities:
Accounts receivable	9,521	2,979
Inventory	(6,825)	(785)
Accounts payable	(504)	341
Accrued and recoverable taxes	(5,078)	(4,463)
Other elements of working capital	(312)	(161)
Other long-term, net	64	(734)

Cash provided from operating activities	20,154	21,078

Investment Activities:
Capital expenditures	(9,365)	(14,461)
Acquisition of business (Note G)	—	(5,000)
Prepublication costs	(2,143)	(2,598)
Loan receivable and other investments	(4,962)	(686)
Life insurance proceeds	387	—

Cash used for investment activities	(16,083)	(22,745)

Financing Activities:
Proceeds from capital lease financing (Note D)	10,488	—
Repayments under capital lease financing (Note D)	(1,384)	—
Other long-term debt borrowings (repayments) (Note D)	230	10,673
Cash dividends	(7,270)	(7,244)
Share repurchases (Note K)	(1,767)	(1,568)
Proceeds from stock plans	175	170
Contingent consideration paid	—	(235)

Cash provided from financing activities	472	1,796

Increase in cash and cash equivalents	4,543	129

Cash and cash equivalents at the beginning of the period	57	64

Cash and cash equivalents at the end of the period	$4,600	$193

The accompanying notes are an integral part of the consolidated condensed financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of June 28, 2014 and the consolidated condensed statements of comprehensive income for the three-month and nine-month periods ended June 28, 2014 and June 29, 2013 and the statements of cash flows for the nine-month periods ended June 28, 2014 and June 29, 2013 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

In the third quarter of fiscal 2013, the Company acquired FastPencil, Inc. (“FastPencil”) and recorded goodwill of $5.8 million (see Notes G and H). In addition, the Company recorded intangibles related to technology, trade name and other intangibles with this acquisition totaling $2.8 million, which are being amortized over periods ranging from three to fifteen years.  “Other intangibles” also include trade names with indefinite lives which are not subject to amortization as well as customer lists and technology that are being amortized over five to ten-year periods. Total amortization expense for intangibles was approximately $230,000 and $200,000 in the third quarters and $700,000 and $400,000 in the first nine months of fiscal years 2014 and 2013, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds (Level 1), investment in a convertible promissory note (Level 3), accounts receivable, accounts payable, debt obligations and contingent consideration (Level 3).  At June 28, 2014 and September 28, 2013, the fair value of the Company’s cash, accounts receivable and accounts payable approximated their carrying values due to the short maturity of these instruments.  The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing. At June 28, 2014, the Company had two forward exchange contracts to sell a total of 7.7 million South African Rands (ZAR) designated as cash flow hedges against two foreign currency customer orders to be settled for $0.7 million in December 2014 and March 2015. The fair values of the foreign exchange forward contracts were determined using market exchange rates (Level 2). The unrealized gain on these foreign currency cash flow hedges of $2,000, net of tax, was included in accumulated other comprehensive loss at June 28, 2014. The Company expects to reclassify the unrealized gain or loss in accumulated other comprehensive loss into earnings upon recognition of the related hedged forecasted transactions.  The Company does not use financial instruments for trading or speculative purposes.

Prepublication Costs

Prepublication costs, associated with creating new titles in the publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of two to four years.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 59% and 55% of the Company’s inventories at June 28, 2014 and September 28, 2013, respectively.  Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	June 28, 2014	September 28, 2013
Raw materials	$10,205	$6,750
Work in process	10,928	8,724
Finished goods	20,778	19,612
Total	$41,911	$35,086

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

The provision for income taxes differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Nine Months Ended
	June 28, 2014		June 29, 2013
Federal taxes at statutory rates	$664	35.0%	$2,472	35.0%
State taxes, net of federal tax benefit	178	9.4	302	4.3
Federal manufacturer’s deduction	(140)	(7.4)	(201)	(2.8)
Impairment charge and change in fair value of contingent consideration	763	40.2	—	—
Other	(19)	(1.0)	54	0.8
Total	$1,446	76.2%	$2,627	37.2%

D.                                    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

In the first quarter of fiscal 2014, the Company entered into a $10.5 million master security lease agreement for printing and binding equipment in its Kendallville, Indiana digital print facility. The Company accounted for this transaction as a capital lease obligation, which expires in October 2017. At June 28, 2014, $9.1 million of debt was outstanding under this arrangement and the implicit interest rate was 1.8%.  Scheduled annual principal payments under this obligation are approximately $2.6 million in the next twelve months, $2.7 million in each of the following two years and $1.1 million in the final year. Total imputed interest under the agreement is approximately $0.4 million.  Depreciation expense was calculated on a straight-line basis over the estimated useful life of the assets under the capital lease and such depreciation was approximately $1.2 million in the first nine months of fiscal 2014.

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  The Company’s interest rate at June 28, 2014 was 1.4%.  At June 28, 2014 and September 28, 2013, the Company had $25.9 million and $24.6 million, respectively, in borrowings outstanding under its long-term revolving credit facility, which matures in March 2016.

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

Segment performance is evaluated based on several factors, of which the primary financial measure is operating income.  Operating income is defined as gross profit (sales less cost of sales) less selling and administrative expenses, and includes severance and other restructuring costs but excludes stock-based compensation.  As such, segment performance is evaluated exclusive of interest, income taxes, stock-based compensation, impairment charges, and other income.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the publishing segment.

The following table provides segment information for the three-month and nine-month periods ended June 28, 2014 and June 29, 2013.

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net sales:
Book manufacturing	$61,121	$58,060	$182,052	$171,460
Publishing	8,462	8,818	26,574	27,305
Elimination of intersegment sales	(1,918)	(2,735)	(6,722)	(8,088)
Total	$67,665	$64,143	$201,904	$190,677

Pretax income:
Book manufacturing operating income	$2,979	$4,245	$7,571	$11,139
Publishing operating loss	(493)	(889)	(2,262)	(2,393)
Impairment charge and reduction in fair value of contingent consideration (Note H)	—	—	(1,870)	—
Stock-based compensation	(393)	(330)	(1,136)	(1,002)
Elimination of intersegment profit	18	(11)	83	26
Interest expense, net	(207)	(325)	(490)	(706)
Total	$1,904	$2,690	$1,896	$7,064

F.                         STOCK ARRANGEMENTS

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the third quarters of fiscal 2014 and 2013 was $393,000 and $330,000, respectively.  The related tax benefit recognized in the third quarters of fiscal 2014 and 2013 was $140,000 and $117,000, respectively.  For the first nine months of fiscal 2014 and 2013, stock-based compensation was approximately $1.1 million and $1.0 million, respectively, and the related tax benefit recognized was approximately $400,000 and $350,000, respectively.  Unrecognized stock-based compensation cost at June 28, 2014 was $1.9 million, to be recognized over a weighted-average period of 2.2 years.

The Company annually issues a combination of stock options and stock grants to its key employees under the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”).  Stock options and stock grants generally vest over three years. Options and grants relating to fiscal 2013 were awarded in November 2013; 22,738 stock options were awarded under the 2011 Plan with an exercise price of $17.56 per share, which was the stock price on the date of grant, and a weighted-average fair value of $4.83 per share. In addition, 34,161 stock grants were awarded in November 2013 with a weighted-average fair value of $17.56 per share. In April 2014, 2,256 stock options were awarded under the 2011 Plan with an exercise price of $14.94 per share, which was the stock price on the date of grant, and a weighted-average fair value of $3.60 per share. In addition, 4,026 stock grants were awarded in April 2014 with a weighted-average fair value of $14.94 per share.

The weighted average Black-Scholes fair value assumptions for stock options awarded under the 2011 Plan in fiscal 2014 were as follows:

Estimated life of options	10 years
Risk-free interest rate	2.8%-3.0%
Expected volatility	41%-42%
Expected dividend yield	4.8%-5.6%

The Company annually issues stock grants to its non-employee directors under the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”).  Stock grants generally vest over three years.  During the second quarter of fiscal 2014, 22,752 stock awards, with a weighted-average fair value of $17.58 per share, were granted to non-employee directors.  No stock options were issued under the 2010 Plan in the first nine months of fiscal 2014.  Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash; 17,363 such shares were issued in the second quarter of fiscal 2014.

G.                       BUSINESS ACQUISITION

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s products primarily serve traditional publishers and self-publishers. The acquisition complements the Company’s content management and customization for educational publishers and also brings a comparable offering to a broader market.  The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments from $0 up to a maximum of $13 million (undiscounted) which may be paid out over the next four years based on achieving certain revenue targets. The future earn out potential payments were valued at acquisition at $4.7 million using a probability weighted, discounted cash flow model.  The acquisition was accounted for as a business combination and, accordingly, FastPencil’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

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

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of June 28, 2014 and September 28, 2013 classified in one of the three levels as described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 28, 2014:
Short-term investments in mutual funds	$1,010	$1,010	—	—
Investment in convertible promissory notes	1,000	—	—	$1,000
Forward foreign exchange contract (Note A)	3	—	3	—
Contingent consideration liability (Note H)	(2,775)	—	—	(2,775)

As of September 28, 2013:
Short-term investments in mutual funds	$900	$900	—	—
Investment in convertible promissory notes	500	—	—	500
Forward foreign exchange contract (Note A)	112	—	112	—
Contingent consideration liability (Note G)	(4,960)	—	—	(4,960)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	(000’s Omitted)
	Convertible
	Promissory	Contingent
	Notes	Consideration
	(Note L)	Liabilities
Balance as of September 28, 2013	$500	$(4,960)
Change in fair value (Note H)	—	2,185
Amounts paid	500	—
Balance at June 28, 2014	$1,000	$(2,775)

Balance as of September 29, 2012	—	$(385)
Change in fair value	—	(125)
Amounts paid	$500	400
Acquisition of business (Note G)	—	(4,700)
Balance at June 29, 2013	$500	$(4,810)

In fiscal 2014, assets remeasured at fair value on a nonrecurring basis subsequent to initial recognition are summarized below:

	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Goodwill	$4,500	$1,278	$1,278

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

	(000’s Omitted)
	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Average shares outstanding for basic	11,311	11,242	11,303	11,286
Effect of potentially dilutive shares	159	140	226	129
Average shares outstanding for diluted	11,470	11,382	11,529	11,415

K.                                   SHARE REPURCHASE PROGRAM

On November 21, 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through June 28, 2014 the Company repurchased 133,472 shares of common stock for approximately $1.8 million under this program.

In November 2012, the Company’s Board of Directors approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. In fiscal 2013, the Company repurchased 123,261 shares of common stock for approximately $1.6 million. This program expired on November 20, 2013.

L.                                    LONG-TERM INVESTMENTS

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America, through two separate agreements. Under the first agreement, the Company has a licensing arrangement for its proprietary custom textbook platform with Santillana, the largest Spanish/Portuguese educational publisher in the world.  In addition, on October 24, 2013, the Company entered into a definitive agreement (“Investment Agreement”) with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a multiyear print agreement with Santillana.  Under the Investment Agreement, the Company had agreed to invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest and the founder of Digital Page would continue to own 60% of the business and actively manage the operations.  During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which are secured by a pledge of a 40% interest in Digital Page’s equity and bear interest at 1% per month.  The principal amount of the loans was to be credited towards the purchase price of the Company’s ownership interest.  These loans matured on June 18, 2014.  Digital Page was unable to fulfill the closing conditions set forth in the Investment Agreement as its financial results have not met expectations.  As a result, the Company is negotiating with the founder to restructure the proposed investment to reflect Digital Page’s current financial condition. If mutually agreeable terms are not reached with the founder, the proposed investment transaction will not be completed. If the investment transaction is not completed, the Company expects to demand repayment of the loans and if the loans are not repaid, the Company expects to exercise available remedies, including potentially foreclosing on the pledge of equity interests.  At June 28, 2014, approximately $4.5 million of cash was on deposit in Brazil in the Company’s bank accounts in anticipation of a potential closing of the transaction.

Long-term investments also include convertible promissory notes for $1.0 million issued by Nomadic Learning Limited, a startup business focused on corporate and educational learning. At June 28, 2014, a fair value assessment was performed using a discounted cash flow model and the fair value approximated the carrying value of the notes at the end of the Company’s third quarter.

M.                                 RESTRUCTURING COSTS

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. As of June 28, 2014, remaining payments of approximately $2.8 million will be made over periods ranging from 2 years for the building lease obligation to 17 years for the liability related to the multi-employer pension plan.  At June 28, 2014, approximately $0.6 million of the restructuring payments were included in “Other current liabilities” and $2.3 million were included in “Other liabilities” in the accompanying consolidated condensed balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 28,	or	Paid or	June 28,
	2013	Reversals	Settled	2014
Employee severance, post-retirement and other benefit costs	$308	—	$(208)	$100
Early withdrawal from multi-employer pension plan	2,001	—	(56)	1,945
Lease termination, facility closure and other costs	1,241	—	(364)	877
Total	$3,550	—	$(628)	$2,922

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

Results of Operations:

	FINANCIAL HIGHLIGHTS
	(dollars in thousands except per share amounts)
	Quarter Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change

Net sales	$67,665	$64,143	5%	$201,904	$190,677	6%
Cost of sales	54,335	49,315	10%	159,659	147,845	8%
Gross profit	13,330	14,828	-10%	42,245	42,832	-1%
As a percentage of sales	19.7%	23.1%		20.9%	22.5%
Selling and administrative expenses	11,219	11,813	-5%	37,989	35,062	8%
Impairment charge, net	—	—		1,870	—
Operating income	2,111	3,015	-30%	2,386	7,770	-69%
Interest expense, net	207	325	-36%	490	706	-31%
Pretax income	1,904	2,690	-29%	1,896	7,064	-73%
Income tax provision	731	1,009	-28%	1,446	2,627	-45%
Net income	$1,173	$1,681	-30%	$450	$4,437	-90%
Net income per diluted share	$0.10	$0.15	-33%	$0.04	$0.39	-90%

Revenues in the third quarter of fiscal 2014 were $67.7 million, up 5% from the same period last year. For the first nine months, revenues were up 6% to $201.9 million compared to the corresponding prior-year period. Book manufacturing segment sales increased 5% in the quarter to $61.1 million, with sales growth in two of the segment’s three principal markets. For the first nine months of fiscal 2014, book manufacturing sales increased 6% to $182.1 million with growth in all three of its principal markets.  In the publishing segment, revenues were down 4% in the third quarter and down 3% in the first nine months of fiscal 2014 to $8.5 million and $26.6 million, respectively, compared with the same periods last year.

Net income in the third quarter of fiscal 2014 was $1.2 million, down 30% from the same period last year. For the first nine months of fiscal 2014, net income was $450,000 compared to $4.4 million in the corresponding period of fiscal 2013. Year-to-date results include a $4.5 million impairment charge to the goodwill of FastPencil, acquired in April 2013, as well as a $2.6 million reduction in the amount accrued for the contingent “earn out” consideration in the FastPencil acquisition due to a lower probability of FastPencil meeting the revenue targets during the earn out period.  The net impact of the impairment of FastPencil’s goodwill and the reduction in the contingent consideration payable was a charge of $1.9 million. Both adjustments are non-cash and not deductible for income tax purposes.  In the second quarter of fiscal 2014, the Company also recorded an $825,000 write-off in the publishing segment related to the failure of a book distribution customer.

Book Manufacturing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change

Net sales	$61,121	$58,060	5%	$182,052	$171,460	6%
Cost of sales	50,747	46,209	10%	150,098	138,165	9%
Gross profit	10,374	11,851	-12%	31,954	33,295	-4%
As a percentage of sales	17.0%	20.4%		17.6%	19.4%
Selling and administrative expenses	7,395	7,606	-3%	24,383	22,156	10%
Operating income	$2,979	$4,245	-30%	$7,571	$11,139	-32%

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In the third quarter of fiscal 2014, sales to the education market were $29 million, up 7% from the same period last year, and for the year to date, were $79 million, up 9% from the first nine months of last year.  This improvement is primarily due to increased sales of elementary and high school textbooks, reflecting improving state budgets and associated school funding levels. Seasonal demand in the education market is typically highest in the second half of the Company’s fiscal year.  Sales to the religious market increased 12% in the quarter to $17 million compared to the third quarter of last year, with sales to the Company’s largest religious customer up 11%. On a year-to-date basis, sales to this customer increased 2%. For the first nine months of fiscal 2014, sales to the religious market were $53 million, up 5% compared to the same period last year. Sales to the specialty trade market were $12 million in the quarter, a decrease of 3% from the third quarter of last year. On a year-to-date basis, sales to the specialty trade market were up 3% to $44 million compared with the first nine months of last year, reflecting higher demand for both four-color work and sales of digital print.

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

Cost of sales in the book manufacturing segment increased 10% to $50.7 million in the third quarter and increased 9% to $150.1 million in the first nine months of fiscal 2014 compared to the same periods last year. These increases reflect the growth in sales as well as increased depreciation expense of $620,000 and $2.0 million in the third quarter and first nine months, respectively, primarily related to the expansion of the Kendallville digital facility. Gross profit for the third quarter decreased 12%, or $1.5 million, to $10.4 million compared with the corresponding period in fiscal 2013 and, as a percentage of sales, decreased to 17.0% from 20.4%. For the first nine months of fiscal 2014, gross profit decreased 4% to $32.0 million and, as a percentage of sales, decreased to 17.6% from 19.4% for the same period of last year. This decline in gross profit as a percentage of sales reflects a highly competitive pricing environment and increased depreciation expense.

Selling and administrative expenses for the segment decreased 3%, to $7.4 million in the third quarter of fiscal 2014 compared with the same period last year, reflecting the impact of effective cost management and a reduction in variable compensation. On a year-to-date basis, selling and administrative expenses increased $2.2 million compared to the first nine months of last year, primarily due to operating and amortization expenses related to the acquisition of FastPencil in the third quarter of last year.

Third quarter operating income in the book manufacturing segment was $3.0 million compared with $4.2 million in the same period of fiscal 2013. For the first nine months of fiscal 2014, operating income was $7.6 million compared to $11.1 million in fiscal 2013. Results for the quarter and first nine months of fiscal 2014 reflect a highly competitive pricing environment, increased depreciation expense, and costs associated with the acquisition of FastPencil.

Publishing Segment

	SEGMENT HIGHLIGHTS
	(dollars in thousands)
	Quarter Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change

Net sales	$8,462	$8,818	-4%	$26,574	$27,305	-3%
Cost of sales	5,525	5,831	-5%	16,366	17,795	-8%
Gross profit	2,937	2,987	-2%	10,208	9,510	7%
As a percentage of sales	34.7%	33.9%		38.4%	34.8%
Selling and administrative expenses	3,430	3,876	-12%	12,470	11,903	5%
Operating loss	$(493)	$(889)		$(2,262)	$(2,393)

Revenues in the Company’s publishing segment were down 4% in the third quarter to $8.5 million and down 3% to $26.6 million for the first nine months of fiscal 2014, compared with the corresponding prior year periods. Sales at Dover in fiscal 2014 were $6.6 million in the quarter and $21.0 million for the year to date, slightly ahead of revenues in both the third quarter and first nine months of last year. Growth in Dover’s ebook sales and sales to online retailers were offset in part by a decline in both direct-to-consumer and international sales in both the quarter and first nine months.  Sales at REA were $1.1 million in the quarter and $3.4 million in the first nine months of fiscal 2014, comparable to the corresponding periods of fiscal 2013. During the first quarter of fiscal 2014, the Company took steps at REA to narrow the focus of its new product development to key test preparation markets, such as AP, CLEP and GED.  During the second quarter of fiscal 2014, Creative Homeowner’s primary distributor to the home improvement channel suddenly closed and liquidated. Creative Homeowner’s sales in the third quarter were $0.8 million, compared to $1.1 million for the same period last year. On a year-to-date basis, sales were $2.2 million, including a reversal of the returns reserve of $450,000 for that distributor, down from $3.0 million in the first nine months of last year. During fiscal 2014, the publishing segment has continued to increase its range of titles offered online in both printed and ebook form, including approximately 4,900 titles now available as ebooks through Amazon, Apple, Barnes & Noble and Google as well as its own websites.

Cost of sales in the publishing segment decreased 5% to $5.5 million in the third quarter and decreased 8% to $16.4 million in the first nine months of fiscal 2014 compared to the same periods last year, reflecting the lower sales volume and cost reductions. Gross profit in the quarter was $2.9 million, slightly lower than the third quarter of last year, and, as a percentage of sales, increased to 34.7% from 33.9%.  For the first nine months of fiscal 2014, gross profit increased 7% to $10.2 million and, as a percentage of sales, increased to 38.4% from 34.8%, reflecting a favorable sales mix, including the impact of growth in ebook sales, and an improved cost structure in the segment.

Selling and administrative expenses for the segment decreased $0.4 million in the quarter compared to the corresponding period last year, reflecting the impact of previous cost reduction measures. For the first nine months of fiscal 2014, selling and administrative expenses increased $0.6 million compared to the same period in fiscal 2013, reflecting an increase in bad-debt expense offset in part by the impact of previous cost reduction measures.  During the second quarter of fiscal 2014, Creative Homeowner’s primary distributor to the home improvement channel suddenly closed and liquidated and, as a result, the Company recorded a bad debt provision of $1.3 million.

The publishing segment’s operating loss was $0.5 million in the third quarter of fiscal 2014 compared to $0.9 million in the corresponding period last year.  For the first nine months, the operating loss was $2.3 million compared to $2.4 million in the corresponding period of fiscal 2013.  The segment’s operating loss for the year to date includes a $1.3 million bad debt provision related to Creative Homeowner’s primary distributor. This charge was offset in part by the related reduction in the returns reserve of $450,000, resulting in a net expense of $825,000 in the publishing segment’s year-to-date results for fiscal 2014.

Total Consolidated Company

Interest expense, net of interest income, was $207,000 in the third quarter of fiscal 2014 compared to $325,000 of net interest expense in the same period last year. For the first nine months of fiscal 2014, interest expense, net of interest income, was $490,000 compared to $706,000 of net interest expense in the corresponding period of fiscal 2013. Average debt under the revolving credit facility in the third quarter of fiscal 2014 was approximately $29.4 million at an average annual interest rate of 1.4%, generating interest expense of approximately $105,000 in the quarter. Average debt under the revolving credit facility in the third quarter of last year was approximately $23.4 million at an average annual interest rate of 1.5%, generating interest expense of approximately $85,000 in the quarter. Average debt under the revolving credit facility in the first nine months of fiscal 2014 was approximately $25.9 million at an average annual interest rate of 1.4%, generating interest expense of approximately $275,000 over the first nine months of fiscal 2014. Average debt under the revolving credit facility in the first nine months of last year was approximately $15.3 million at an average annual interest rate of 1.5%, generating interest expense of approximately $170,000.  In the first quarter of fiscal 2014, the Company entered into a capital lease arrangement for certain assets in its Kendallville, Indiana digital print facility. At June 28, 2014, $9.1 million of debt was outstanding under this arrangement at an implicit interest rate of 1.8%, generating interest expense of approximately $45,000 in the third quarter and $108,000 in the first nine months of fiscal 2014.  In addition, approximately $85,000 and $100,000 of interest expense was amortized in the first nine months of fiscal years 2014 and 2013, respectively, associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility. In the third quarter and first nine months of fiscal 2014, the Company recorded interest income of approximately $135,000 and $315,000, respectively, from loans made in connection with the investment in Brazil.

The tax provision in the first nine months of fiscal 2014 includes the impact of the impairment charge and corresponding reduction in the related contingent consideration liability for FastPencil, neither of which is deductible for income tax purposes. Excluding the impact of these items, the effective tax rate for the first nine months of fiscal 2014 was 38% compared to 37% in the same period last year.

For purposes of computing net income per diluted share, weighted average shares outstanding were 11.5 million in both the third quarter and first nine months of fiscal 2014 compared with 11.4 million in the corresponding periods of last year.

Restructuring Costs

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. As of June 28, 2014, remaining payments of approximately $2.8 million will be made over periods ranging from 2 years for the building lease obligation to 17 years for the liability related to the multi-employer pension plan.  At June 28, 2014, approximately $0.6 million of the restructuring payments were included in “Other current liabilities” and $2.3 million were included in “Other liabilities” in the accompanying consolidated condensed balance sheet. The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 28,	or	Paid or	June 28,
	2013	Reversals	Settled	2014
Employee severance, post-retirement and other benefit costs	$308	—	$(208)	$100
Early withdrawal from multi-employer pension plan	2,001	—	(56)	1,945
Lease termination, facility closure and other costs	1,241	—	(364)	877
Total	$3,550	—	$(628)	$2,922

Liquidity and Capital Resources:

During the first nine months of fiscal 2014, operations provided $20.2 million of cash, compared to $21.1 million in the corresponding period of last year. Net income of $450,000 for the year to date included the $4.5 million non-cash goodwill impairment charge and $2.2 million net reduction in the related contingent consideration liability.  Depreciation and amortization were $19.9 million compared with $17.8 million in the first nine months of fiscal 2013.

Investment activities used $16.1 million of cash for the year to date. Capital expenditures were $9.4 million.  For the entire fiscal year, capital expenditures are expected to be approximately $12 to $14 million, with approximately $10 million related to expanding digital capabilities.  Prepublication costs were $2.1 million in the first nine months of fiscal 2014, compared to $2.6 million in the same period last year.  For the full fiscal year, prepublication costs are projected to be approximately $3 million.

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America, through two separate agreements. Under the first agreement, the Company has a licensing arrangement for its proprietary custom textbook platform with Santillana, the largest Spanish/Portuguese educational publisher in the world.  In addition, on October 24, 2013, the Company entered into a definitive agreement (“Investment Agreement”) with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, which has a multiyear print agreement with Santillana.  Under the Investment Agreement, the Company had agreed to invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest and the founder of Digital Page, who would continue to own 60% of the business and actively manage the operations, would have been entitled to receive up to approximately $3 million of the proceeds over a twelve-month period. The Company, the founder and Digital Page also entered into a stockholders agreement containing restrictions on the transfer of equity interests, put and call rights and governance provisions, including restrictive covenants requiring the Company’s consent for any significant action by Digital Page. During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which are secured by a pledge of a 40% interest in Digital Page’s equity and bear interest at 1% per month.  The principal amount of the loans was to be credited towards the purchase price of the Company’s ownership interest.  These loans matured on June 18, 2014.  Digital Page was unable to fulfill the closing conditions set forth in the Investment Agreement as its financial results have not met expectations.  As a result, the Company is negotiating with the founder to restructure the proposed investment to reflect Digital Page’s current financial condition. If mutually agreeable terms are not reached with the founder, the proposed investment transaction will not be completed. If the investment transaction is not completed, the Company expects to demand repayment of the loans and if the loans are not repaid, the Company expects to exercise available remedies, including potentially foreclosing on the pledge of equity interests. At June 28, 2014, approximately $4.5 million of cash was on deposit in Brazil in the Company’s bank accounts in anticipation of a potential closing of the transaction.

Financing activities for the first nine months of fiscal 2014 provided approximately $0.5 million of cash.  In November 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through June 28, 2014 the Company repurchased 133,472 shares of common stock for approximately $1.8 million under this program and paid cash dividends of $7.3 million.  In the first quarter of fiscal 2014, the Company entered into a $10.5 million capital lease arrangement for printing and binding equipment in its Kendallville, Indiana digital print facility. At June 28, 2014, $9.1 million of debt was outstanding under this capital lease arrangement and the implicit interest rate was 1.8%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  At June 28, 2014, the Company had $25.9 million in borrowings under this facility at an interest rate of 1.4%.  For the first nine months of fiscal 2014, overall net borrowings increased by $9.3 million. The revolving credit facility, which matures in March 2016, contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all debt covenants at June 28, 2014.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

The following table summarizes the Company’s contractual obligations and commitments at June 28, 2014 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Payments:	Total	1 Year	Years	Years	5 Years
Debt, including capital lease obligation (1)	$35,042	$2,606	$31,295	$1,141	—
Interest due on debt (2)	279	140	136	3	—
Operating leases (3)	6,019	1,114	1,729	1,669	1,507
Purchase obligations (4)	1,425	1,425	—	—	—
Contingent consideration (5)	2,775	—	2,705	70	—
Other liabilities (6)	6,365	813	1,808	637	3,107
Total	$51,905	$6,098	$37,673	$3,520	$4,614

(1)         Includes $25.9 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2016.

(2)         Represents scheduled interest payments on the Company’s capital lease. Future interest on the Company’s revolving credit facility is not included because the interest rate and principal balance fluctuate on a daily basis and an estimate could differ significantly from actual interest expense.

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

Forward-Looking Information:

This Quarterly Report on Form 10-Q includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-Q and include, among others, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, increased concentration with a few customers, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets and contingent consideration, performance of investments in unconsolidated subsidiaries and exposure to risks of operating internationally, restructuring and impairment charges required under generally accepted accounting principles, insolvency of key customers or vendors, changes in technology including migration from paper-based books to digital, changes in market growth rates, changes in obligations of multiemployer pension plans and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets, changes in raw material costs and availability, changes in the Company’s labor relations, changes in operating expenses including medical and energy costs, difficulties in the startup of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations and changes in the Company’s effective income tax rate.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.                                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 28, 2013. At June 28, 2014, the Company had two forward exchange contracts to sell a total of 7.7 million South African Rands (ZAR) as hedges against future sales proceeds, which were designated as cash flow hedges. The fair values of the foreign exchange forward contracts were valued using market exchange rates.  The Company does not use financial instruments for trading or speculative purposes.

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

We make periodic contributions to two multi-employer plans pursuant to our union contracts, each of which was renewed in fiscal year 2013, to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $352,000 to these two plans in fiscal 2014, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of future union negotiations and applicable law, changes in the funding status of the plans, and any reduction in participation or withdrawal by other employers from the plans. Our continued participation in these plans could have a material adverse impact on our results of operations, cash flows or financial condition. In the event that we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of comprehensive income and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of June 28, 2014 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than 65%

funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only two other contributing employers.  A withdrawal by one or more of these employers could materially increase the amount of our required contributions to this plan.  Under our contract with the bindery union, we now have the right to withdraw from the pension plan without the union’s consent. A future withdrawal by us from either of the two multi-employer pension plans could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

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

Over the last several years, the “bricks & mortar” bookstore channel has experienced a significant contraction, including the bankruptcy of Borders Group, Inc. and Nebraska Book Co., the closure of many independent bookstores, and the reduction in inventory and shelf space for books in other national chains.  In addition to expanding our online and direct to consumer sales, we have responded by offering approximately 4,900 of our titles as ebooks, as well as seeking alternative channels for our products, such as mass merchandising chains.  However, there is no guarantee that we will be able to address the challenges in these channels, including creating price competitive products that will successfully penetrate these markets and accurately predicting the volume of returns.

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

We are unable to predict which of the many possible future product and service offerings will be important to establish and maintain a competitive position or what expenditures will be required to develop and provide these products and services.  We cannot assure investors that one or more of these factors will not vary unpredictably, which could have a material adverse effect on us. In addition, we cannot assure investors, even if these factors turn out as we anticipate that we will be able to implement our strategy or that the strategy will be successful in this rapidly evolving market.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization expires on November 21, 2014. The following table summarizes the monthly purchases under this program during the third quarter of the Company’s fiscal year 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Approximate Dollar
	(a) Total		Shares Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Fiscal Month	Purchased	per Share	Programs	the Plans or Programs
March 30, 2014 - April 26, 2014	—	—	—	—
April 27, 2014- May 24, 2014	—	—	—	—
May 25, 2014 - June 28, 2014	133,472	$13.24	133,472	$8,233,154

Total	133,472	$13.24	133,472

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

COURIER CORPORATION

(Registrant)

August 6, 2014	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

August 6, 2014	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

August 6, 2014	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer

32.2**	Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

** Furnished herewith.