Form 10-K
period 2014-09-27
COURIER Corp
filed 2014-12-01
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-34268

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 29, 2014).

Common Stock, $1 par value - $133,959,639

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 24, 2014.

Common Stock $1 par value — 11,466,726

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2015 Annual Meeting of Stockholders are incorporated herein by reference to Part III of this Form 10-K.

PART I

Item 1.  Business.

INTRODUCTION

Courier Corporation, together with its subsidiaries, (“Courier,” the “Company,” “We,” “Our,” or “Us”) is among America’s largest book manufacturers and a leader in content management and customization in new and traditional media.  The Company also publishes books under two brands offering award-winning content and thousands of titles. Courier Corporation, founded in 1824, was incorporated under the laws of Massachusetts on June 30, 1972.  The Company has two operating segments: book manufacturing and publishing.

The book manufacturing segment focuses on streamlining the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the second largest book manufacturer in the United States, offering services from prepress and production through storage and distribution, as well as innovative content management, customization, and state-of-the-art digital print capabilities. Courier’s principal book manufacturing markets are religious, education and trade. Revenues from this segment, including intersegment sales, accounted for approximately 91% of Courier’s consolidated sales in fiscal 2014.

The publishing segment consists of Dover Publications, Inc. (“Dover”) and Research & Education Association, Inc. (“REA”). Dover publishes over 10,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study guide books for high school, college and graduate students, and professionals.  Revenues in this segment were approximately 12% of consolidated sales in fiscal 2014. In September 2014, the Company sold Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), and accordingly Creative Homeowner’s results are reported as a discontinued operation and excluded from the discussion of the results of continuing operations below.

The combination of Dover’s and REA’s publishing, sales and distribution skills with Courier’s book manufacturing, digital content conversion, and e-commerce skills provides a comprehensive end-to-end solution for Courier’s customers.

Sales by segment (in millions)	2014	%	2013	%	2012	%

Book Manufacturing	$258.7	91%	$247.4	91%	$233.0	91%
Publishing	33.4	12%	33.7	12%	34.0	13%
Intersegment sales	(8.8)	(3)%	(10.1)	(3)%	(10.1)	(4)%
Total	$283.3	100%	$271.0	100%	$256.9	100%

Additional segment information, including the amounts of operating income and total assets, for each of the last three fiscal years, is contained in Note E in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

OPERATING SEGMENTS — CONTINUING OPERATIONS

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

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s technology serves publishers and other companies interested in providing a self-publishing platform to their customers or communities. In addition, FastPencil provides a platform and services to thousands of self-publishers. The acquisition complements the Company’s content management and customization technology and gives the Company an entry into the rapidly growing self-publishing market. The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments, conditioned upon the achievement of revenue targets with a current maximum payout of three payments of up to $5.5 million, $1.25 million and $5.25 million which may be paid out over the next three and a half years. The acquisition was accounted for as a purchase and, accordingly, FastPencil’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition. In fiscal 2014, the Company concluded it was necessary to record an impairment of FastPencil’s goodwill of $4.5 million at the end of the second quarter of fiscal 2014 and $0.3 million at the end of the fourth quarter, as well as an impairment charge of $1.2 million for FastPencil’s other intangible assets at the end of the fourth quarter. In addition, the Company performed a fair value analysis of the related contingent “earn out” consideration payable at the end of the second and fourth quarters of fiscal 2014 and lowered the probability of FastPencil meeting the revenue targets during the earn out period. Accordingly, a fair value assessment of the contingent consideration liability was performed at March 29, 2014 and September 27, 2014 resulting in a reduction in the liability of $2.6 million and $1.5 million, respectively. The net impact of the impairments of FastPencil’s goodwill and other intangible assets, offset in part by the related reductions in the contingent consideration payable, was a pre-tax charge of $1.9 million in fiscal 2014.

On January 15, 2010, the Company acquired the assets of Highcrest Media LLC (“Highcrest Media”), a Massachusetts-based provider of solutions that streamline the production of customized textbooks and other materials for use in colleges, universities and businesses.  The acquisition of Highcrest Media complements the Company’s investments commencing in fiscal year 2010 in digital printing technology. The $3 million cash acquisition was accounted for as a purchase, and accordingly, Highcrest Media’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.  Additional “earn out” payments of $1.2 million were earned and paid by the Company in the three years following the acquisition of Highcrest Media.

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

Courier’s book manufacturing operations utilize both offset and digital print technologies, combined with various binding capabilities, to produce both soft and hard cover books.  Each of Courier’s five facilities work together, although each has certain specialties adapted to the needs of the market niches Courier serves, such as printing on lightweight paper, book cover production, four-color book manufacturing, and digital printing.  These services are primarily sold to publishers of educational, religious and trade books.  The Company has four-color offset book manufacturing capabilities with four manroland offset presses at its Kendallville, Indiana facility.  During 2010, the Company built a state-of-the-art digital printing operation at its North Chelmsford, Massachusetts facility through a relationship with HP and installed two more digital presses in fiscal 2011. In fiscal 2013, a complete digital production line was installed at the Kendallville, Indiana facility and the installation of a second digital press was completed in the first quarter of fiscal 2014. These digital print capabilities, combined with Highcrest Media and FastPencil, comprise the Company’s newest market offerings, Courier New Media and Courier Digital Solutions. In addition, Highcrest Media manages content for leading financial services companies.

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America, through two separate agreements. Under the first agreement on October 24, 2013, the Company entered into a definitive agreement (“Investment Agreement”) with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm.  Under the Investment Agreement, the Company had agreed to invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest and the founder of Digital Page would continue to own 60% of the business and actively manage the operations.  During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which were secured by a pledge of a 40% interest in Digital Page’s equity and bear interest at 1% per month.  The principal amount of the loans was to be credited towards the purchase price of the Company’s ownership interest.  These loans matured on June 18, 2014.  Digital Page was unable to fulfill the closing conditions set forth in the Investment Agreement as its financial results had not met expectations.  As a result, in August 2014 the Company successfully renegotiated its agreement with the founder of Digital Page to restructure the investment. Under the revised terms, the Company will hold a 60% interest in Digital Page in place of the original 40% interest for the same 20 million Brazilian reals investment amount. After the end of the fiscal year, on November 18, 2014, the Company closed this transaction and paid approximately $4 million toward the purchase price. The remainder was satisfied by the principal amount of the loans being credited towards the total purchase price of $8.5 million for the Company’s 60% ownership interest. Under the second agreement, the Company has a licensing arrangement for its proprietary custom textbook platform with the Brazilian subsidiary of Santillana, the largest Spanish/Portuguese educational publisher in the world.  Digital page has a multiyear commercial print agreement with Santillana.

Courier has achieved Chain-of-Custody certification from the Forest Stewardship Council (FSC), Sustainable Forestry Initiative (SFI) and Programme for the Endorsement of Forest Certification (PEFC).  These certifications reflect Courier’s systematic adherence to environmentally responsible practices in the use of paper and other products throughout its manufacturing locations.

Courier’s book manufacturing sales force of 13 people is responsible for all of the Company’s sales to almost 400 book-manufacturing customers.  Courier’s salespeople operate out of sales offices located in New York, New York; Philadelphia, Pennsylvania; Terre Haute, Indiana; Campbell, California; and North Chelmsford, Massachusetts.

Sales to Pearson Education, Inc. aggregated approximately 32% of consolidated sales from continuing operations in fiscal 2014, 33% in fiscal 2013 and 31% fiscal 2012. Sales to The Gideons International aggregated approximately 23% of consolidated sales from continuing operations in fiscal years 2014 and 2013 and 24% in fiscal 2012.  A significant reduction in order volumes or price levels from these customers could have a material adverse effect on the Company.  No other customer accounted for more than 10% of consolidated sales from continuing operations in any of the past three fiscal years.  The Company distributes products around the world; export sales, as a percentage of consolidated sales from continuing operations, were approximately 22% in fiscal 2014, 24% in fiscal 2013 and 21% in fiscal 2012.  Approximately 94% of the export sales were in the book manufacturing segment in fiscal year 2014, 95% in fiscal 2013 and 92% in fiscal year 2012.

All phases of Courier’s business are highly competitive.  The printing industry has almost 47,000 establishments.  While some of these companies are relatively small, several of the Company’s competitors are considerably larger or are affiliated with companies that are considerably larger and have greater financial resources than Courier.  Customers switching from traditional manufacturing processes to digital printing and ebooks as well as competition from printing companies in lower cost countries such as China have increased competitive pressures. In recent years, consolidation of both customers and competitors within the Company’s markets has increased pricing pressures.  The major competitive factors in Courier’s book manufacturing business in addition to price are product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, content management and related services, and technology support.

PUBLISHING SEGMENT

Dover, a subsidiary of the Company, is a publisher of books in over 30 specialty categories, including fine and commercial arts, children’s books, crafts, music scores, graphic design, mathematics, physics and other areas of science, puzzles, games, social science, stationery items, and classics of literature for both the children’s and adult markets, including the Dover Thrift Editions™.  In 2008, Dover introduced a new premium series of hardcover reproductions, Dover Calla Editions™ and in 2012, launched a new adult coloring series, Creative Haven® and an online image store, DoverPictura®. In 2013, Dover introduced a new educational series branded Boost®.

Dover sells its products through most American bookstore chains, online retailers, independent booksellers, mass merchandisers, children’s stores, craft stores and gift shops, as well as a diverse range of distributors around the world.  Dover sells its ebooks through all of the major ebook platforms. Dover has also sold its books directly to consumers for over 50 years through its specialty catalogs and over the Internet at www.doverpublications.com.  Dover also sells ebooks directly from its website. Dover mails its proprietary catalogs to approximately 280,000 consumers and annually sends almost 155 million emails to electing customers.  In addition, Dover maintains www.DoverDirect.com, which is a business-to-business site for its retailers and distributors, and its image store at www.DoverPictura.com.

REA publishes more than 600 test preparation and study guide titles.  Product lines include Problem Solvers®, Essentials®, Super Reviews® and Test Preparation books, including its Crash Course™ and All Access Series™.  REA sells its products around the world through major bookseller chains, online retailers, college bookstores, and teachers’ supply stores, as well as directly to teachers and other consumers through catalogs and over the Internet at www.REA.com. REA sells its ebooks through all of the major ebook platforms.

In the third quarter of fiscal 2011, faced with the prospect of Borders Group, Inc.’s liquidation, significant store closings and the permanent loss of what was an important customer, the Company concluded that the carrying value of REA’s goodwill exceeded its estimated fair market value and a pre-tax impairment charge of $8.6 million was recorded, representing 100% of REA’s goodwill, as well as approximately $200,000 for prepublication costs related to underperforming titles.

The U.S. publishing market is comprised of thousands of publishers, many of these publishers are much larger than Dover or REA, or are part of much larger organizations.  In addition, newer sources of competition have emerged with large retailers launching or expanding publishing operations and with the continued adoption of ebooks by consumers.  New web-based publishing businesses are starting up as well.  Dover distinguishes its products by offering an extremely wide variety of high quality books at modest prices.  REA offers high quality study guides, test preparation books and software products in almost every academic area including many specialized areas such as Advance Placement, CLEP, teacher certification, and professional licensing.

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

ENVIRONMENTAL REGULATIONS

The Company’s operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination.  The Company periodically makes capital expenditures so that its operations comply, in all material respects, with applicable environmental laws and regulations.  No significant expenditures for this purpose were made in 2014 or are anticipated in 2015.  In 2007, the Company adopted an “Environmental, Health and Safety Policy” which is available on the Company’s website at www.courier.com. The Company does not believe that its compliance with applicable environmental laws and regulations will have a material impact on the Company’s financial condition or liquidity.

EMPLOYEES

The Company employed 1,576 persons at September 27, 2014 compared to 1,560 a year ago.  The Company considers its relations with its employees to be satisfactory.

OTHER

Courier’s educational sales, which represent over 40% of its business, has seasonal demand which is highest in the second half of our fiscal year, with the peak season being in the Company’s fourth quarter.  The remainder of Courier’s business is not significantly seasonal in nature.  There is no portion of Courier’s business subject to cancellation of government contracts or renegotiation of profits.

Courier does not hold any material patents, licenses, franchises or concessions upon which our operations are dependent, but does have trademarks, service marks, and Universal Resource Locators (URL’s) on the Internet in connection with each of its business segments.  Through its acquisitions of Highcrest Media and FastPencil, the Company owns certain customization and content management software utilized by its customers in the publishing and financial services industries.  Substantially all of REA’s publications and a majority of Dover’s publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of a predecessor publisher from whom rights were acquired.  Many of Dover’s publications include works that are in the public domain.

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

The book industry is extremely competitive.  In the book manufacturing segment, consolidation over the past few years of both customers and competitors within the markets in which the Company competes has caused downward pricing pressures.  In addition, customers switching from traditional manufacturing processes to digital printing and ebooks as well as excess capacity and competition from printing companies in lower cost countries such as China may increase competitive pricing pressures.  Furthermore, some of our competitors have greater sales, assets and financial resources than us, and those in foreign countries may derive significant advantages from local governmental regulation, including tax holidays and other subsidies.  All or any of these competitive pressures could affect prices or customers’ demand for our products, impacting our profit margins and/or resulting in a loss of customers and market share.

A reduction in orders or pricing from, or the loss of, any of our significant customers may adversely impact our operating results.

We derived approximately 55% and 57% of our fiscal 2014 and 2013 revenues from continuing operations, respectively, from two major customers.  We expect similar concentrations in fiscal 2015.  We do business with these customers on a purchase order basis and they are not bound to purchase at particular volume levels.  As a result, either of these customers could determine to reduce their order volume or pricing with us, especially if our pricing is not deemed competitive.  A significant reduction in order volumes or pricing from, or the loss of, either of these customers could have a material adverse effect on our results of operations and financial condition.  In addition, our publishing segment is dependent on Amazon as a primary sales channel. Any change in pricing or order volume from that customer could have a material adverse effect on our results.

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

•                  an acquisition may result in litigation from shareholders or terminated employees of the acquired business or third parties; and

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

We make periodic contributions to the two multi-employer plans pursuant to our union contracts, each of which was renewed in fiscal year 2013, to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $357,000 to these two plans in fiscal 2015, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of future union negotiations and applicable law, changes in the funding status of the plans, and any reduction in participation or withdrawal by other employers from the plans. Our continued participation in these plans could have a material adverse impact on our results of operations, cash flows or financial condition. In the event that we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of comprehensive income and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of September 27, 2014 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than 65% funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only two other contributing employers.  A withdrawal by one or both of these employers could materially increase the amount of our required contributions to this plan.  Under our contract with the bindery union, if certain events occur we have the right to withdraw from the pension plan without the union’s consent. A future withdrawal by us from either of the two multi-employer pension plans could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

Our investment in Brazil increases our exposure to the risks of operating internationally.

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

From time to time, we may make investments in companies over which we do not have sole control, including our investment in Digital Page in Brazil.

From time to time, we may make debt or equity investments in other companies that we may not control or over which we may not have sole control.  For example, we own only 60% of the Digital Page equity interests (acquired in November 2014). Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses.  From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.  Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we invest, time consuming decision making and information sharing procedures or becoming involved in disputes. The benefits from such joint ventures are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

Because a significant portion of publishing sales are made to or through retailers and distributors, the insolvency of any of these parties could have an adverse impact on our financial condition and operating results.

In our publishing segment, sales to retailers and distributors are highly concentrated on a small group, which previously included Borders Group, Inc. (“Borders”). Any bankruptcy, liquidation, insolvency or other failure of a major retailer or distributor could also have a material impact on the Company.  For example, during fiscal 2014, we recorded a net bad debt expense of $825,000 related to the closing and liquidation of a primary distributor for our Creative Homeowner business. Creative Homeowner was sold in September 2014 and is included in discontinued operations in our consolidated financial statements.

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

Over the last several years, the “bricks & mortar” bookstore channel has experienced a significant contraction, including the bankruptcy of Borders Group, Inc. and Nebraska Book Co., the closure of many independent bookstores, and the reduction in inventory and shelf space for books in other national chains.  In addition to expanding our online and direct to consumer sales, we have responded by offering over 5,000 of our titles as ebooks, as well as seeking alternative channels for our products, such as mass merchandising chains.  However, there is no guarantee that we will be able to address the challenges in these channels, including creating price competitive products that will successfully penetrate these markets and accurately predicting the volume of returns.

Declines in general economic conditions may adversely impact our business.

Economic conditions have the potential to impact our financial results significantly.  Within the book manufacturing and publishing segments, we may be adversely affected by changes in economic conditions, including as a result of changes in government, business and consumer spending.  Examples of how our financial results may be impacted include:

•                  Fluctuations in federal or state government spending on education, including a reduction in tax revenues, could lead to a corresponding decrease in the demand for educational materials, which are produced in our book manufacturing segment and comprise a portion of our publishing products.

•                  Consumer demand for books can be impacted by reductions in disposable income.

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

We perform an annual assessment for impairment of goodwill and other intangible assets, as well as other long-lived assets, at the end of our fiscal year or whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value, including a downturn in the market value of the Company’s stock.  A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill and non-cash charges.  Any impairment charge could have a significant negative effect on our reported results of operations.  For example, the Company concluded it was necessary to record impairment charges of $4.8 million for FastPencil’s goodwill in fiscal 2014 as well as an impairment charge of $1.2 million for FastPencil’s other intangible assets.  The impact of these impairment charges was offset in part by the reduction of $4.1 million in the related contingent consideration liability during fiscal 2014.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

REAL PROPERTIES

The following schedule lists the facilities owned or leased by Courier at September 27, 2014. Courier considers its plants and other facilities to be well maintained and suitable for the purposes intended.

	Owned/	Square
Principal Activity and Location (Year Constructed)	Leased	Feet
Corporate headquarters and book manufacturing
North Chelmsford, MA (1973, 1996)	Owned	69,000	(1)
Book manufacturing and warehousing
Westford plant, Westford, MA (1922, 1963, 1966, 1967, 1974, 1980, 1990)	Owned	303,000
Kendallville plant, Kendallville, IN (1978, 2004, 2006)	Owned	273,000
Kendallville warehouse, Kendallville, IN (2009, 2010)	Owned	200,000
Kendallville warehouse, Kendallville, IN (2014)	Leased	20,000
National plant, Philadelphia, PA (1974, 1997)	Owned	229,000
Stoughton plant, Stoughton, MA (1980)	Leased	169,000	(2)
Moore Langen plant, Terre Haute, IN (1969, 1987)	Owned	43,000
Dover offices and warehouses
Mineola, New York (1948-1983)	Leased	106,000
Westford, MA (1959, 1963, 1966)	Owned	90,000
REA offices and warehouse
Piscataway, New Jersey (1987)	Leased	39,000	(3)

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

(3)                             A 19,500 square foot section was sublet effective June 2014 through January 2019, which is the end of the current lease term.

EQUIPMENT

The Company’s products are manufactured on equipment that in most cases is owned by the Company, although it leases certain computers and other equipment.  Capital expenditures amounted to approximately $11.1 million in 2014, $22.2 million in 2013, and $9.9 million in 2012. More than half of the expenditures during the past three years were related to expansion of the Company’s digital print capabilities.  Capital expenditures for fiscal 2015 are expected to be between $9 and $11 million. Courier considers its equipment to be in good operating condition and adequate for its present needs.

ENCUMBRANCES AND RENTAL OBLIGATIONS

For a description of encumbrances on certain properties and equipment, see Note D of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Information concerning leased properties and equipment is disclosed in Note K of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On November 20, 2014, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months.  During fiscal 2014, the Company repurchased 153,150 shares of common stock for approximately $2.0 million under a similar program which expired on November 21, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Approximate Dollar
	(a) Total		Shares Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under
Fiscal Month	Purchased	per Share	Programs	the Plans or Programs
June 29, 2014 - July 26, 2014	3,200	$12.91	3,200	$8,191,848
July 27, 2014- August 23, 2014	16,478	$13.01	16,478	$7,977,468
August 24, 2014 - September 27, 2014	—		—	$7,977,468

Total	19,678	$12.99	19,678

Under previous stock repurchase programs, the Company repurchased 123,261 shares of common stock for approximately $1.6 million during fiscal 2013 and 823,970 shares of common stock for approximately $10 million in fiscal 2012.

PEER PERFORMANCE TABLE

The graph below compares the Company’s cumulative total stockholder return on its Common Stock with the cumulative total return on the Standard & Poor’s 500 stock index (the “S&P 500 Index”), a peer group of companies selected by the Corporation for purposes of the comparison and described more fully below (the “Peer Group”).  This graph assumes the investment of $100 on October 1, 2009 in each of Courier Common Stock, the S&P 500 Index, and the Peer Group Common Stock, and reinvestment of quarterly dividends at the monthly closing stock prices.  The returns of each company have been weighted annually for their respective stock market capitalizations in computing the S&P 500 and Peer Group indices.

The Peer Group includes the following companies: Barnes & Noble, Inc., Ennis Business Forms, Inc., Quad/Graphics, Inc., R. R. Donnelley & Sons Company, Scholastic Corporation, The Standard Register Company, and John Wiley & Sons, Inc. Consolidated Graphics, previously included in the Company’s Peer Group, was acquired by R. R. Donnelley & Sons Company in 2014.

Other information required by this Item is contained in the section captioned “Selected Quarterly Financial Data (Unaudited)” appearing on page F-32 of this Annual Report on Form 10-K and in Part III, Item 12, captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.  Selected Financial Data.

The information required by this Item is contained in the section captioned “Five-Year Financial Summary” appearing on page F-23 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is contained in the section captioned “Management’s Discussion and Analysis” on pages F-24 through F-31 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Other than as disclosed in Note H of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, the Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments.  At September 27, 2014, the Company had two forward exchange contracts to sell approximately 8 million South African Rands (ZAR) designated as cash flow hedges against two foreign currency customer orders to be settled for a total of approximately $ 0.7 million in December 2014 and March 2015. The fair value of the foreign exchange forward contract was valued using market exchange rates.  The Company engages neither in speculative nor derivative trading activities. The Company is exposed to market risk for changes in interest rates on invested funds as well as borrowed funds.  The Company’s revolving bank credit facility bears interest at a floating rate, with further information contained in Note D of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.  The Company believes it is remote that this could have a material impact on results of operations.

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

(b)                             Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has filed with the Securities and Exchange Commission the required certifications related to its consolidated financial statements as of and for the year ended September 27, 2014.  These certifications are exhibits to this Annual Report on Form 10-K for the year ended September 27, 2014.

(d)                             Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2014.

In making its assessment of the Company’s internal control over financial reporting, the Company’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (1992).  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of September 27, 2014.   Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, has issued its attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 27, 2014, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation
North Chelmsford, Massachusetts

We have audited the internal control over financial reporting of Courier Corporation and subsidiaries (the “Company”) as of September 27, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 27, 2014 of the Company and our report dated December 1, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP

Boston, Massachusetts

December 1, 2014

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

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

Courier’s executive officers, together with their ages and all positions and offices with the Company presently held by each person named, are as follows:

James F. Conway III	62	Chairman, President and Chief Executive Officer

Peter M. Folger	61	Senior Vice President and Chief Financial Officer

Rajeev Balakrishna	44	Senior Vice President, General Counsel, Secretary and Clerk

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

All other information called for by Item 10 will be contained in the definitive Proxy Statement, under the captions “Item 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting

Compliance,” to be delivered to stockholders in connection with the Company’s 2015 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by Item 11 will be contained in the definitive Proxy Statement, under the caption “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Company’s 2015 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of September 27, 2014 regarding shares of common stock of the Company that may be issued under its existing compensation plans, including the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”), the Courier Corporation Amended and Restated 1993 Stock Incentive Plan (the “1993 Plan”), which was replaced by the 2011 Plan, the Courier Corporation 1999 Employee Stock Purchase Plan, and the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors (the “2010 Plan”).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	540,154	$12.39	543,080
Equity compensation plans not approved by security holders	—	—	—
Total	540,154	$12.39	543,080

(1)           Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares.

(2)           132,237 shares of these 543,080 shares were reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(3)           Includes up to 410,843 securities that may be issued in the form of restricted stock.

All other information called for by Item 12 will be contained in the definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis,” to be delivered to stockholders in connection with the Company’s 2015 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Information called for by Item 13 will be contained in the definitive Proxy Statement, under the captions “Director Independence” and “Related Party Transactions,” to be delivered to stockholders in connection with the Company’s 2015 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by Item 14 will be contained in the definitive Proxy Statement, under the caption “Item 2: Ratification and Approval of Selection of Independent Auditors,” to be delivered to stockholders in connection with the Company’s 2015 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

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

10.1*	Amendment No. 2 to Second Amended and Restated Revolving Credit Agreement, dated March 22, 2012, between Courier Corporation, RBS Citizens, KeyBank, TD Bank N.A., and J P Morgan Chase Bank.

10.2*	Amendment No. 3 and Waiver to Second Amended and Restated Revolving Credit Agreement, dated March 22, 2012, between Courier Corporation, RBS Citizens, KeyBank, TD Bank N.A., and J P Morgan Chase Bank.

10.3*	First Amendment to Stock Purchase and Sale Agreement for the acquisition of the capital stock of FastPencil, Inc.

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

10O-1

Investment Agreement in Digital Page Gráphica e Editora dated as of October 24, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 29, 2013, and incorporated herein by reference).

10O-2	Second Amendment to the Investment Agreement by and among Courier Brazil Holdings Ltda., Digital Page Grafica e Editora Ltda. and its shareholders dated August 8, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).

21*	Schedule of Subsidiaries.

23*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibit is furnished herewith.

+ Designates a Company compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 1, 2014.

COURIER CORPORATION

By:	s/Peter M. Folger
Peter M. Folger
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 1, 2014.

s/James F. Conway III	s/Peter M. Folger
James F. Conway III	Peter M. Folger
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

s/Paul Braverman	s/Kathleen M. Leon
Paul Braverman	Kathleen M. Leon
Director	Vice President and Controller
(Principal Accounting Officer)

s/Kathleen Foley Curley	s/Ronald L. Skates
Kathleen Foley Curley	Ronald L. Skates
Director	Director

s/Edward J. Hoff	s/W. Nicholas Thorndike
Edward J. Hoff	W. Nicholas Thorndike
Director	Director

s/John J. Kilcullen	s/Susan L. Wagner
John J. Kilcullen	Susan L. Wagner
Director	Director

s/Peter K. Markell
Peter K. Markell
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Courier Corporation

North Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Courier Corporation and subsidiaries (the “Company”) as of September 27, 2014 and September 28, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Courier Corporation and subsidiaries as of September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

December 1, 2014

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	For the Years Ended
	September 27,	September 28,	September 29,
	2014	2013	2012

Net sales (Note A)	$283,293	$270,950	$256,945
Cost of sales (Notes E and O)	217,353	204,611	195,412

Gross profit	65,940	66,339	61,533

Selling and administrative expenses (Note O)	49,325	47,413	44,740
Impairment charges (Note G)	1,870	—	—

Operating income from continuing operations	14,745	18,926	16,793

Interest expense, net (Notes A and D)	552	803	895
Other income (Note Q)	—	—	(587)

Pretax income from continuing operations	14,193	18,123	16,485

Income tax provision (Note C)	5,465	6,651	6,034

Net income from continuing operations	$8,728	$11,472	$10,451

Loss from discontinued operation, net of tax (Note J)	(944)	(250)	(1,284)

Net income	$7,784	$11,222	$9,167

Net income per share (Notes A and L)
Basic:
Net income from continuing operations	$0.77	$1.02	$0.88
Net loss from discontinued operation	(0.08)	(0.02)	(0.11)
Net income	$0.69	$1.00	$0.77
Diluted:
Net income from continuing operations	$0.76	$1.00	$0.88
Net loss from discontinued operation	(0.08)	(0.02)	(0.11)
Net income	$0.68	$0.98	$0.77

Cash dividends declared per share	$0.84	$0.84	$0.84

The accompanying notes are an integral part of the consolidated financial statements.

Fiscal year 2012 was a 53-week period.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	For the Years Ended
	September 27,	September 28,	September 29,
	2014	2013	2012

Net income	$7,784	$11,222	$9,167

Other comprehensive income (loss), net of tax:
Amounts reclassified from accumulated other comprehensive income	46	—	—
Change in fair value of derivative	297
Unrealized gain (loss) on foreign currency cash flow hedge (Note A)	1	(48)	—
Defined benefit pension plan (Note P)	(5)	132	(95)
Other comprehensive income (loss)	339	84	(95)
Comprehensive income	$8,123	$11,306	$9,072

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 27,	September 28,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents (Note A)	$4,144	$57
Investments (Note A)	1,024	1,012
Accounts receivable, less allowance for uncollectible accounts of $296 in 2014 and $940 in 2013 (Note A)	48,200	43,837
Inventories (Note B)	38,239	35,086
Deferred income taxes (Note C)	4,021	3,954
Recoverable income taxes (Note C)	2,974	—
Other current assets (Note I)	1,400	2,579

Total current assets	100,002	86,525

Property, plant and equipment (Note A):
Land	1,934	1,934
Buildings and improvements	50,197	48,557
Machinery and equipment	258,160	248,816
Furniture and fixtures	1,847	1,469
Construction in progress	2,088	6,946
	314,226	307,722
Less - Accumulated depreciation and amortization	(231,081)	(214,671)

Property, plant, and equipment, net	83,145	93,051

Goodwill (Notes A,F,G and I)	16,880	21,723
Other intangibles, net (Notes A,F,G and I)	1,946	4,033
Prepublication costs, net (Note A)	5,711	6,717
Deferred income taxes (Note C)	—	2,924
Long-term investments (Note H)	6,429	500
Other assets	2,403	1,521

Total assets	$216,516	$216,994

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 27,	September 28,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturity of capital lease obligation (Note D)	$2,618	$1,125
Accounts payable (Note A)	11,124	13,699
Accrued payroll	8,610	9,630
Accrued taxes (Note C)	1,051	3,117
Other current liabilities (Notes O and P)	8,918	8,403

Total current liabilities	32,321	35,974

Long-term debt (Notes A and D)	24,508	24,583
Capital lease obligation (Note D)	5,839	—
Deferred income taxes (Note C)	1,286	—
Contingent consideration (Note F)	1,415	4,960
Other liabilities (Notes O and P)	6,731	5,433

Total liabilities	72,100	70,950

Commitments and contingencies (Note K)	—	—

Stockholders’ equity (Notes A, N and P):
Preferred stock, $1 par value-authorized 1,000,000 shares; non issued	—	—
Common stock, $1 par value-authorized 18,000,000 shares; issued 11,424,000 in 2014 and 11,473,000 in 2013	11,424	11,473
Additional paid-in capital	21,617	20,066
Retained earnings	111,901	115,370
Accumulated other comprehensive loss	(526)	(865)

Total stockholders’ equity	144,416	146,044

Total liabilities and stockholders’ equity	$216,516	$216,994

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended
	September 27,	September 28,	September 29,
	2014	2013	2012
Operating Activities:
Net income from continuing operations	$8,728	$11,472	$10,451
Loss from discontinued operation, net of tax (Note J)	(944)	(250)	(1,284)
Net income	7,784	11,222	9,167
Adjustments to reconcile net income to cash provided from operating activites:
Depreciation of property, plant and equipment	20,832	19,058	20,381
Amortization of prepublication costs	3,588	3,839	4,269
Amortization of intangible assets	927	629	410
Impairment charge (Note G)	5,960	—	—
Change in fair value of contingent consideration (Notes F and G)	(3,546)	275	100
Change in fair value of derivative (Note I)	(468)	—	—
Gain on disposition of assets (Notes J and Q)	(1,031)	—	(587)
Stock-based compensation (Note N)	1,518	1,348	1,429
Deferred income taxes (Note C)	4,143	746	479
Changes in assets and liabilities:
Accounts receivable	(3,813)	(8,682)	168
Inventory	(3,153)	1,321	2,989
Accounts payable	(2,575)	2,102	(697)
Accrued and recoverable taxes	(5,040)	(740)	1,672
Other elements of working capital	974	2,292	1,112
Other long-term, net	652	(1,272)	(1,909)
Cash provided from operating activities	26,752	32,138	38,983

Investment Activities:
Capital expenditures	(11,114)	(22,168)	(9,934)
Acquisition of business (Note F)	—	(5,000)	—
Prepublication costs (Note A)	(2,823)	(3,421)	(4,069)
Proceeds from dispostion of assets (Notes J, O and Q)	450	166	587
Loan receivable and other investments (Note H)	(5,473)	(747)	376
Life insurance proceeds	387	—	—
Cash used for investments activities	(18,573)	(31,170)	(13,040)

Financing Activities:
Proceeds from capital lease financing (Note D)	10,488	—	—
Repayments under capital lease financing (Note D)	(2,031)	—	—
Other long-term debt borrowings (repayments) (Note D)	(1,200)	10,140	(5,954)
Cash dividends	(9,666)	(9,651)	(10,098)
Share repurchases (Note M)	(2,023)	(1,568)	(10,000)
Proceeds from stock plans	340	339	344
Contingent consideration paid	—	(235)	(275)
Cash used for financing activities	(4,092)	(975)	(25,983)

Increase (decrease) in cash and cash equivalents	4,087	(7)	(40)

Cash and cash equivalents at the beginning of the period	57	64	104

Cash and cash equivalents at the end of the period	$4,144	$57	$64

Supplemental cash flow information:
Interest paid	$755	$548	$609
Income taxes paid (net of refunds)	$6,562	$6,901	$3,960

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
	Total		Additional		Other
	Stockholders’	Common	Paid-In	Retained	Comprehensive
	Equity	Stock	Capital	Earnings	Income (Loss)

Balance, September 24, 2011	$154,323	$12,237	$19,129	$123,811	$(854)

Net income	9,167	—	—	9,167	—
Cash dividends	(10,098)	—	—	(10,098)	—
Change in other comprehensive income (loss)	(95)	—	—	—	(95)
Share repurchases (Note M)	(10,000)	(824)	(1,334)	(7,842)	—
Stock-based compensation (Note N)	1,429	15	1,414	—	—
Other stock plan activity	(215)	36	(251)	—	—

Balance, September 29, 2012	144,511	11,464	18,958	115,038	(949)

Net income	11,222	—	—	11,222	—
Cash dividends	(9,651)	—	—	(9,651)	—
Change in other comprehensive income (loss)	84	—	—	—	84
Share repurchases (Note M)	(1,568)	(123)	(206)	(1,239)	—
Stock-based compensation (Note N)	1,348	12	1,336	—	—
Other stock plan activity	98	120	(22)	—	—

Balance, September 28, 2013	146,044	11,473	20,066	115,370	(865)

Net income	7,784	—	—	7,784	—
Cash dividends	(9,666)	—	—	(9,666)
Change in other comprehensive income (loss)	339	—	—	—	339
Share repurchases (Note M)	(2,023)	(153)	(283)	(1,587)	—
Stock-based compensation (Note N)	1,518	17	1,501	—	—
Other stock plan activity	420	87	333	—	—

Balance, September 27, 2014	$144,416	$11,424	$21,617	$111,901	$(526)

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

Business:  Courier Corporation and its subsidiaries (“Courier” or the “Company”) print, publish and sell books, providing content management and customization in new and traditional media.  Courier has two operating segments: book manufacturing and publishing.  In April 2013, the Company acquired FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies for traditional publishers and self-publishers (see Note F), which was included in the book manufacturing segment.

Principles of Consolidation and Presentation: The consolidated financial statements, prepared on a fiscal year basis, include the accounts of Courier Corporation and its subsidiaries after elimination of all intercompany transactions.  Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  The Company’s fiscal year ends on the last Saturday of September. Fiscal years 2014 and 2013 were 52-week periods compared with fiscal year 2012, which was a 53-week period.

Discontinued Operations: The Company sold one of the businesses in its publishing segment, Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), in September 2014 (see Note J). Creative Homeowner was classified as a discontinued operation in the Company’s financial statements for all periods presented.

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

Fair Value of Financial Instruments: Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, investment in a convertible promissory note, accounts payable, debt obligations, and contingent consideration (see Notes F and G).  At September 27, 2014 and September 28, 2013, the fair value of the Company’s cash, accounts receivable, and accounts payable approximated their carrying values due to the short maturity of these instruments.  The Company classifies as cash and cash equivalents amounts on deposit in banks and instruments with maturities of three months or less at time of purchase. The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing (see Note D).

Short-term investments consist of mutual fund investments for which underlying funds primarily invest in equity securities.  Such short-term instruments are held for trading purposes.  These investments are classified as trading securities and are recorded at fair value utilizing quoted prices in active markets at year end.  Earnings from such investments were $115,000 in fiscal 2014, $136,000 in fiscal 2013, and $238,000 in fiscal 2012.  Such amounts are included in the caption “Interest expense, net” in the accompanying consolidated statements of operations.

At September 27, 2014, the Company had two forward exchange contracts to sell approximately 8 million South African Rands (ZAR) designated as cash flow hedges against two foreign currency customer orders to be settled for a total of approximately $0.7 million in December 2014 and March 2015. The fair value of the foreign exchange forward contracts was valued using market exchange rates (Level 2). The unrealized gain on this foreign currency cash flow hedge of $1,000, net of tax, was included in accumulated other comprehensive loss at September 27, 2014. The Company expects to reclassify the unrealized gain or loss in accumulated other comprehensive loss into earnings upon settlement of the related hedged transactions.  The Company does not use financial instruments for trading or speculative purposes.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions.  No interest was capitalized in the three years presented.  The Company provides for depreciation of property, plant and equipment on a straight-line basis over periods ranging from 10 to 40 years on buildings and improvements and from 3 to 10 years on equipment and furnishings.  Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized.  When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

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

Long-Lived Assets: Management periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. The impairment loss, if any, is measured as the excess of the carrying amount over the fair value of the asset or group of assets.

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

New Accounting Pronouncements:  In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes most current revenue recognition guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. ASU 2014-09 will be effective for the Company in the first quarter of fiscal year 2018. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is currently evaluating the impact of the provisions of ASU 2014-09 and determining which transition method will be used.

In April 2014, the FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. ASU 2014-08 will be effective in the first quarter of the Company’s fiscal year 2016. The adoption of ASU 2014-08 may impact whether future disposals qualify as discontinued operations and therefore could impact the Company’s financial statement presentation and disclosures.

B.  Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 62% and 55% of the Company’s inventories at September 27, 2014 and September 28, 2013, respectively.  Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis.

Inventories consisted of the following at September 27, 2014 and September 28, 2013:

	(000’s omitted)
	2014	2013

Raw materials	$9,652	$6,750
Work in process	10,326	8,724
Finished goods	18,261	19,612
Total	$38,239	$35,086

On a FIFO basis, reported year-end inventories would have been higher by $6.4 million and $5.4 million in fiscal 2014 and fiscal 2013, respectively.

C.  Income Taxes

The income tax provision from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s omitted)
	2014	2013	2012

Federal taxes at statutory rate	$4,968	$6,343	$5,765
State taxes, net of federal tax benefit	702	671	1,056
Federal manufacturer’s deduction	(624)	(604)	(570)
Tax credits	(25)	(53)	(235)
Transaction costs	35	226	—
Impairment charge and change in fair value of contingent consideration	440	91	—
Other	(31)	(23)	18
Total	$5,465	$6,651	$6,034

The provision for income taxes from continuing operations consisted of the following:

		(000’s omitted)
		2014	2013	2012

Current:	Federal	$6,302	$5,796	$5,116
	State	1,041	1,016	1,142
		7,343	6,812	6,258

Deferred:	Federal	(1,891)	(148)	(536)
	State	13	(13)	312
		(1,878)	(161)	(224)
Total		$5,465	$6,651	$6,034

The following is a summary of the significant components of deferred tax assets and liabilities, including deferred income taxes related to discontinued operations, as of September 27, 2014 and September 28, 2013:

	(000’s omitted)
	2014	2013
Current deferred tax assets (liabilities):
Vacation accrual not currently deductible	$818	$736
Other accruals not currently deductible	993	528
State NOL and credit carryforwards	291	299
Deferred Revenue	—	(450)
Non-deductible reserves	1,913	2,970
Other	83	54
Total current deferred tax assets	4,098	4,137
Valuation allowances	(77)	(183)
Total current deferred tax assets, net	4,021	3,954

	(000’s omitted)
	2014	2013
Non-current deferred tax assets (liabilities):
Deferred compensation arrangements	1,905	1,709
Goodwill and other intangibles	(253)	6,069
Accelerated depreciation	(5,534)	(6,816)
State NOL and credit carryforwards	1,489	4,142
Pension obligation (Note P)	474	302
Restructuring reserve	750	895
Other	459	496
Total non-current deferred tax assets (liabilities)	(710)	6,797
Valuation allowances	(576)	(3,873)
Total non-current deferred tax assets (liabilities), net	(1,286)	2,924

Total deferred tax assets	$2,735	$6,878

In fiscal 2014 the Company sold its Creative Homeowner subsidiary (see Note J), resulting in a reduction in the related deferred tax assets, including approximately $4.6 million for the remaining tax basis in goodwill and other intangible assets.

The Company fully provided valuation allowances for net operating loss and credit carryforwards in states where the Company does not expect to realize the benefit.  The losses and credits expire in fiscal years 2015 through 2035.  The Company decreased its valuation allowance by $3.4 million in 2014 and $0.5 million in 2013.  The decrease in 2014 was mainly due to the sale of Creative Homeowner (see Note J).

There was no liability for unrecognized tax benefits at the end of fiscal years 2014 and 2013 and the Company does not anticipate any significant changes in the amount of unrecognized tax benefits over the next twelve months. The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files federal and state income tax returns in various jurisdictions of the United States. With few exceptions, the Company is no longer subject to income tax examinations for years prior to fiscal 2011.  Substantially all U.S. federal tax years prior to fiscal 2011 have been audited by the Internal Revenue Service and closed.

In September 2013, the Internal Revenue Service released final tangible property regulations under IRC Sections 162(a) and 263(a), regarding the deduction and capitalization of expenditures related to tangible property as well as rules for expensing materials and supplies.  Also released were proposed regulations under IRC Section 168 regarding dispositions of tangible property.  These final and proposed regulations will be effective for the Company’s fiscal year ending September 26, 2015.  The Company does not expect these rules to have a material impact on the Company’s consolidated financial statements.

D.  Long-Term Debt

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  The Company’s interest rate at both September 27, 2014 and September 28, 2013 was 1.4%.  At September 27, 2014 and September 28, 2013, the Company had $24.5 million and $24.6 million, respectively, in borrowings outstanding under its long-term revolving credit facility, which matures in March 2016.

In the first quarter of fiscal 2014, the Company entered into a $10.5 million master security lease agreement for printing and binding equipment in its Kendallville, Indiana digital print facility. The Company accounted for this transaction as a capital lease obligation, which expires in October 2017. At September 27, 2014, $8.5 million of debt was outstanding under this arrangement and the implicit interest rate was 1.8%.  Scheduled annual principal payments under this obligation are approximately $2.6 million in the next twelve months, $2.7 million in each of the following two years and $0.5 million in the final year. Total imputed interest under the agreement is approximately $0.4 million.  Depreciation expense was calculated on a straight-line basis over the estimated useful life of the assets under the capital lease and such depreciation was approximately $1.2 million in fiscal 2014.

The revolving credit facility contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service. The Company was in compliance with all such financial covenants at September 27, 2014. The revolving credit facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  These fees are included in the caption “Interest expense, net” in the accompanying consolidated statements of operations.  The revolving credit facility is available to the Company for both long-term and short-term financing needs.

E.  Operating Segments

The Company has two operating segments: book manufacturing and publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and trade book publishers.  In April 2013, the Company acquired FastPencil, Inc. (“FastPencil”), which was included in the book manufacturing segment (see Note F).  The publishing segment consists of Dover and REA. In September 2014, the Company sold its Creative Homeowner business (see Note J), which had been included in the publishing segment. Creative Homeowner was classified as a discontinued operation in the Company’s financial statements and, as such, was not reflected in the net sales and operating income (loss) in the table below.

Segment performance is evaluated based on several factors, of which the primary financial measure is operating income.  For segment reporting purposes, operating income is defined as gross profit (sales less cost of sales) less selling and administrative expenses, and includes severance and other restructuring costs but excludes stock-based compensation.  As such, segment performance is evaluated exclusive of interest, income taxes, stock-based compensation, impairment charges and other income.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the publishing segment.

Stock-based compensation, as well as the elimination of intersegment sales and related profit, are reflected as “unallocated” in the following table.  Impairment charges (discussed more fully in Note G) are also included in “unallocated” in the following table.  Corporate expenses that are allocated to the segments include various support functions such as information technology services, finance, legal, human resources and engineering, and include depreciation expense related to corporate assets.  The corresponding corporate asset balances are not allocated to the segments.  Unallocated corporate assets consist primarily of cash and cash equivalents and fixed assets used by the corporate support functions.  Dollar amounts in the following table are presented in thousands.

	Total Company	Book Manufacturing	Publishing	Unallocated
Fiscal 2014
Net sales	$283,293	$258,668	$33,421	$(8,796)
Operating income (loss)	14,745	18,216	(187)	(3,284)
Total assets	216,516	173,954	25,220	17,342
Goodwill, net	16,880	16,880	—	—
Depreciation	20,832	19,475	492	865
Amortization	4,515	928	3,589	—
Capital expenditures and prepublication costs	13,937	9,959	2,974	1,004
Interest expense, net	552	—	—	552

Fiscal 2013
Net sales	$270,950	$247,406	$33,666	$(10,122)
Operating income (loss)	18,926	21,953	(1,758)	(1,269)
Total assets	216,994	177,313	28,610	11,071
Goodwill, net	21,723	21,723	—	—
Depreciation	19,058	17,865	463	730
Amortization	4,468	629	3,839	—
Capital expenditures and prepublication costs	25,589	21,294	3,857	438
Interest expense, net	803	—	—	803

Fiscal 2012
Net sales	$256,945	$233,040	$33,980	$(10,075)
Operating income (loss)	16,793	20,713	(2,641)	(1,279)
Total assets	197,360	155,487	28,968	12,905
Goodwill, net	15,988	15,988	—	—
Depreciation	20,381	19,317	394	670
Amortization	4,679	410	4,269	—
Capital expenditures and prepublication costs	14,003	8,661	4,670	672
Interest expense, net	895	—	—	895

Export sales as a percentage of consolidated sales from continuing operations were approximately 22% in 2014, 23% in 2013 and 21% in 2012.  Approximately 94% of export sales were in the book manufacturing segment in fiscal year 2014, 95% in 2013, and 92% in 2012.  Sales to the Company’s largest customer amounted to approximately 32% of consolidated sales from continuing operations in 2014, 33% in 2013, and 31% in 2012.  In addition, sales to another customer amounted to approximately 23% of consolidated sales from continuing operations in both fiscal 2014 and 2013 and 24% in 2012.  These two customers are in the book manufacturing segment and no other customer accounted for more than 10% of consolidated sales from continuing operations.  Customers are granted credit on an unsecured basis.  Receivables for the customers that account for more than 10% of consolidated sales, as a percentage of consolidated accounts receivable, were 44% and 48% at September 27, 2014 and September 28, 2013, respectively.

F.  Business Acquisition

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, Inc. (“FastPencil”), a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s products primarily serve traditional publishers and self-publishers. The acquisition complements the Company’s content management and customization for educational publishers and also brings a comparable offering to a broader market.  The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments from $0 up to a maximum of $13 million (undiscounted) which may be paid out over a five-year period following acquisition based on achieving certain revenue targets. The future earn out potential payments were valued at acquisition at $4.7 million using a probability weighted, discounted cash flow model.  The acquisition was accounted for as a business combination and, accordingly, FastPencil’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

The acquisition of FastPencil was recorded by allocating the fair value of the consideration paid to the identified assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date.  The excess of the fair value of the consideration paid over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not tax deductible. During the second quarter of fiscal 2014, the Company finalized the accounting for this acquisition and recorded a measurement period adjustment to recognize a $97,000 deferred tax asset with a corresponding reduction in goodwill at acquisition. This measurement period adjustment was reflected in the accompanying consolidated balance sheet as of September 28, 2013.

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

G.  Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (a “triggering event”). These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test. In the second quarter of fiscal 2014, the Company determined there was a triggering event for FastPencil, which had been acquired in April 2013 (see Note F), and is a reporting unit within the book manufacturing segment. Revenue growth for this start-up business had been slower than projected at acquisition and the Company performed the step-one impairment test on FastPencil’s goodwill at the end of both the second and fourth quarters of fiscal 2014.  After performing the step-one tests, the Company determined that the fair value of FastPencil was below its carrying value and as such the second step was required.  In arriving at these conclusions, the Company used a valuation methodology based on a discounted cash flow approach (Level 3 in the three-tier hierarchy — see Note A).  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period. The second step of the impairment test for FastPencil included estimating the fair value of the tangible and identified intangible assets and liabilities of the impaired reporting unit.  The implied fair value of goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  Based on the results of these valuations, the Company concluded it was necessary to record a goodwill impairment charge of $4.5 million at the end of the second quarter of fiscal 2014 and $0.3 million at the end of the fourth quarter of fiscal 2014, as well as an impairment charge of $1.2 million for FastPencil’s other intangible assets at the end of the fourth quarter of fiscal 2014. In addition, the Company performed a fair value analysis of the related contingent “earn out” consideration payable at the end of the second and fourth quarters of fiscal 2014 and lowered the probability of FastPencil meeting the revenue targets during the earn out period. Accordingly, a fair value assessment of the contingent consideration liability was performed at March 29, 2014 and September 27, 2014 resulting in a reduction in the liability of $2.6 million and $1.5 million, respectively. The net impact of the impairments of FastPencil’s goodwill and other intangible assets and the related reductions in the contingent consideration payable was a charge of $1.9 million in fiscal 2014.

These adjustments are non-cash and the goodwill impairments and adjustments to the contingent consideration liability are not deductible for income tax purposes.

The following table reflects the components of “Goodwill” for each period presented:

	(000’s omitted)
	Book Manufacturing	Publishing	Total
Goodwill	$16,289	$41,102	$57,391
Accumulated impairment charges	(264)	(41,102)	(41,366)
Balance at September 24, 2011	16,025	—	16,025
Deferred tax adjustment	(37)	—	(37)
Balance at September 29, 2012	15,988	—	15,988
Acquisition of FastPencil (Note F)	5,778	—	5,778
Deferred tax adjustment	(43)	—	(43)
Balance at September 28, 2013	21,723	—	21,723
Impairment charge	(4,800)	—	(4,800)
Deferred tax adjustment	(43)	—	(43)
Balance at September 27, 2014	$16,880	—	$16,880

The following table reflects the components of “Other intangibles,” all within the book manufacturing segment, for each period presented:

	Trade Name	Customer Lists	Technology & Other	Total
Balance at September 24, 2011	$931	$562	$809	$2,302
Amortization expense	—	(164)	(246)	(410)
Balance at September 29, 2012	931	398	563	1,892
Acquisition (Note F)	240	290	2,240	2,770
Amortization expense	(7)	(183)	(439)	(629)
Balance at September 28, 2013	1,164	505	2,364	4,033
Impairment charge	(80)	(223)	(857)	(1,160)
Amortization expense	(16)	(211)	(700)	(927)
Balance at September 27, 2014	$1,068	$71	$807	$1,946

“Other intangibles” at September 27, 2014 included customer lists related to Moore-Langen Printing Company, Inc. (“Moore Langen”), which are being amortized over a 10-year period, as well as customer lists, technology and other intangibles related to the acquisition of Highcrest Media, which are being amortized over a 5-year period. In addition, the Company recorded technology, trade name and other intangibles related to the acquisition of FastPencil, Inc. (“FastPencil”), which are being amortized over periods ranging from three to fifteen years (see Note F).  “Other intangibles” also include trade names with indefinite lives which are not subject to amortization. Amortization expense was $927,000 in fiscal 2014, $629,000 in fiscal 2013, and $410,000 in fiscal 2012. Annual amortization expense over the next five years will be $356,000 in fiscal 2015, $230,000 in fiscal 2016, $221,000 in fiscal 2017, $116,000 in fiscal 2018 and $10,000 in fiscal 2019.  At September 27, 2014, “other intangibles” were net of accumulated amortization of $2.8 million for the book manufacturing segment.

H.  Long-Term Investments

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America, through two separate agreements. Under the first agreement on October 24, 2013, the Company entered into a definitive agreement (“Investment Agreement”) with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm.  Under the Investment Agreement, the Company had agreed to invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest and the founder of Digital Page would continue to own 60% of the business and actively manage the operations.  During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which were secured by a pledge of a 40% interest in Digital Page’s equity and bear interest at 1% per month.  The principal amount of the loans was to be credited towards the purchase price of the Company’s ownership interest.  These loans matured on June 18, 2014.  Digital Page was unable to fulfill the closing conditions set forth in the Investment Agreement as its financial results had not met expectations.  As a result, in August 2014 the Company successfully renegotiated its agreement with the founder of Digital Page to restructure the investment. Under the revised terms, the Company will hold a 60% interest in Digital Page in place of the original 40% interest for the same 20 million Brazilian reals investment amount. At September 27, 2014, approximately $4 million of cash was on deposit in Brazil in the Company’s bank accounts in anticipation of a potential closing of the transaction.  After the end of the fiscal year, on November 18, 2014, the Company closed this transaction and paid approximately $4 million toward the purchase price. The remainder was satisfied by the principal amount of the loans being credited towards the total purchase price of $8.5 million for the

Company’s 60% ownership interest.  Acquisition costs of approximately $157,000 were included in selling and administrative expenses in fiscal 2014.  Due to the timing of the acquisition, the initial accounting of the value of the acquired assets and liabilities is not complete. A preliminary purchase price allocation is currently expected to be included in the Company’s consolidated financial statements for the quarter ending December 27, 2014. Under the second agreement, the Company has a licensing arrangement for its proprietary custom textbook platform with the Brazilian subsidiary of Santillana, the largest Spanish/Portuguese educational publisher in the world.  Digital Page has a multiyear commercial print agreement with Santillana.

Long-term investments also include convertible promissory notes for $1.5 million issued by Nomadic Learning Limited, a startup business focused on corporate and educational learning. At September 27, 2014, a fair value assessment was performed using a discounted cash flow model and the fair value approximated the carrying value of the notes at the end of the Company’s fiscal year. In addition, a fair value assessment of the conversion feature embedded in the convertible promissory notes was performed at September 27, 2014 resulting in a fair value of $0.5 million reflected in “Long-term investments” and “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet.

I.  Fair Value Measurements

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.  The Company’s only assets and liabilities adjusted to fair value on a recurring basis are short-term investments in mutual funds, a long-term investment in convertible promissory notes and contingent consideration (see Notes F and G).  In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges (see Notes F and G).

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of September 27, 2014 and September 28, 2013 classified in one of the three levels as described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 27, 2014:
Short-term investments in mutual funds	$1,016	$1,016	—	—
Convertible promissory notes (Note H):
Investment in notes receivable	1,500	—	—	$1,500
Embedded derivative	468	—	—	468
Forward foreign exchange contracts (Note A)	8	—	$8	—
Contingent consideration liability (Notes F and G)	(1,415)	—	—	(1,415)

As of September 28, 2013:
Short-term investments in mutual funds	$900	$900	—	—
Investment in convertible promissory notes (Note H):	500			$500
Forward foreign exchange contract	112	—	$112	—
Contingent consideration liability (Note F)	(4,960)	—	—	(4,960)

The contingent consideration liability at September 27, 2014 and September 28, 2013 relates to the acquisition of FastPencil in April 2013 (see Note F). The fair value of the contingent consideration was determined to be Level 3 under the fair value hierarchy and was measured using a probability weighted, discounted cash flow model, which uses significant inputs which are unobservable in the market. Increases or decreases in the fair value of the contingent consideration liability would primarily result from changes in the estimated probabilities of achieving revenue targets during the earn out period. At March 29, 2014 and September 27, 2014, the Company performed fair value analyses of the related contingent “earn out” consideration payable and lowered the probability of FastPencil meeting the revenue targets during the earn out period. Accordingly, reductions in the contingent consideration liability were recorded at March 29, 2014 and September 27, 2014 resulting in reductions in the liability of $2.6 million and $1.5 million, respectively.

In the third quarter of fiscal 2013, the Company invested $500,000 in a convertible promissory note issued by Nomadic Learning Limited, a start-up business focused on corporate and educational learning. During fiscal 2014, the Company invested in two additional $500,000 convertible promissory notes with Nomadic Learning Limited. The fair value of the convertible promissory notes was determined to be Level 3 under the fair value hierarchy and was measured using a discounted cash flow model.  Significant unobservable inputs include estimates of future revenues and earnings and the discount rate. In addition, a fair value assessment of the conversion feature embedded in the convertible promissory notes was performed at September 27, 2014 resulting in a fair value of $0.5 million reflected in

“Long-term investments” and “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet.

The following table reflects fair value measurements using significant unobservable inputs (Level 3):

	(000’s omitted)
	Convertible Promissory Notes	Embedded Derivative	Contingent Consideration Liabilities
Balance at September 24, 2011	—	—	$(685)
Change in fair value	—	—	(100)
Amounts paid	—	—	400
Balance at September 29, 2012	—	—	(385)
Change in fair value	—	—	(275)
Amounts paid	500	—	400
Acquisition of business (Note F)	—	—	(4,700)
Balance at September 28, 2013	500	—	(4,960)
Change in fair value in income from operations	—	—	3,545
Change in fair value in other comprehensive income	—	468	—
Amounts paid	1,000	—	—
Balance at September 27, 2014	$1,500	$468	$(1,415)

In fiscal 2014, assets remeasured at fair value on a nonrecurring basis subsequent to initial recognition are summarized below:

	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Goodwill	$4,800	$978	$978
Other intangible assets	$1,160	$876	$876

In both the second and fourth quarters of fiscal 2014, the Company determined that the fair value of FastPencil was below its carrying value using a valuation methodology based on a discounted cash flow and a market value approach (Level 3).  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period. The Company recorded impairment charges of $4.8 million for FastPencil’s goodwill and $1.2 million for FastPencil’s other intangible assets (see Note G).

J.  Discontinued Operations

In September 2014, the Company sold Creative Homeowner, which was a separate reporting unit within its publishing segment, for $1.0 million. Proceeds received from the sale in fiscal 2014 were $450,000 with the balance due in fiscal 2015. The following table summarizes the operating results of this discontinued operation:

	(000’s omitted)
	2014	2013	2012

Revenues	$2,526	$3,969	$4,375
Gain on sale	1,031	—	—
Pretax loss from operations	(863)	(311)	(1,723)
Income tax provision (benefit)	81	(61)	(439)
Net loss from discontinued operations	$(944)	(250)	(1,284)

K.  Commitments and Contingencies

The Company is committed under various operating leases to make annual rental payments for certain buildings and equipment. Amounts charged to operations under such leases approximated $1,296,000 in 2014, $1,265,000 in 2013, and $1,350,000 in 2012.  As of September 27, 2014, minimum annual rental commitments under the Company’s long-term operating leases were approximately $920,000 in 2015, $806,000 in 2016, $784,000 in 2017, $707,000 in 2018, $734,000 in 2019 and $743,000 in the aggregate thereafter.  These rental commitments exclude the Company’s lease obligation for the Stoughton, Massachusetts facility, which expires in October 2015 and was included in restructuring costs (see Note O). At September 27, 2014 and September 28, 2013, the Company had letters of credit outstanding of $1,980,000 and $2,180,000, respectively.  The Company was committed to purchase $1.5 million of equipment at September 27, 2014.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial statements.

L.  Net Income per Share

Following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s omitted)
	2014	2013	2012
Weighted average shares for basic	11,277	11,277	11,849
Effect of potentially dilutive shares	209	154	79
Weighted average shares for dilutive	11,486	11,431	11,928

M. Share Repurchase Plan

On November 21, 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through September 27, 2014 the Company repurchased 153,150 shares of common stock for approximately $2.0 million under this program.

In November 2012, the Company’s Board of Directors approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. In fiscal 2013, the Company repurchased 123,261 shares of common stock for approximately $1.6 million. This program expired on November 20, 2013.

N.  Stock Arrangements

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

	(000’s omitted)
	2014	2013	2012

Stock-based compensation expense	$1,518	$1,348	$1,429
Related tax benefit	(537)	(476)	(519)
Stock-based compensation, net of tax	$981	$872	$910

Unrecognized stock-based compensation cost at September 27, 2014 was $1.5 million to be recognized over a weighted-average period of 1.8 years.

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

The following is a summary of all option activity for these plans:

		Weighted Average
			Remaining
	Shares	Exercise Price	Term (Years)
Outstanding at September 24, 2011	587,696	$19.27
Issued	1,575	8.47
Cancelled	(62,732)	11.91
Expired	(154,864)	32.70
Outstanding at September 29, 2012	371,675	$14.86
Issued	80,870	11.96
Exercised	(521)	7.40
Expired	(108,230)	20.10
Outstanding at September 28, 2013	343,794	$12.54
Issued	24,994	17.32
Exercised	(888)	8.90
Cancelled	(508)	9.89
Expired	(77,089)	15.51
Outstanding at September 27, 2014	290,303	$12.18	4.0

Exercisable at September 27, 2014	203,054	$11.54	2.0
Available for future grants	207,312

The aggregate intrinsic value for options outstanding at September 27, 2014 was $505,000.  There were 160,255 non-vested stock grants outstanding at the beginning of fiscal 2014 with a weighted-average fair value of $9.34 per share.  During 2014, 38,287 stock grants were awarded with a weighted-average fair value of $17.27 per share.  There were 84,158 stock grants that vested in 2014 with a weighted-average fair value of $7.47 per share. During 2014, there were 1,076 stock grants forfeited, which had a weighted-average fair value of $9.59 per share.  At September 27, 2014, there were 113,308 non-vested stock grants outstanding with a weighted-average fair value of $13.39.

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

The following is a summary of all option activity for these plans:

		Weighted Average
			Remaining
	Shares	Exercise Price	Term (Years)
Outstanding at September 24, 2011	200,771	$20.20
Issued	67,697	11.50
Expired	(28,548)	39.18
Outstanding at September 29, 2012	239,920	$15.49
Issued	85,498	11.77
Expired	(36,000)	26.86
Outstanding at September 28, 2013	289,418	$12.98
Expired	(39,567)	15.17
Outstanding at September 27, 2014	249,851	$12.63	2.1

Exercisable at September 27, 2014	170,289	$13.07	1.6
Available for future grants	203,531

The aggregate intrinsic value for options outstanding at September 27, 2014 was $190,000.  Under the 2010 Plan, there were 29,246 non-vested stock grants outstanding at the beginning of fiscal 2014 with a weighted-average fair value of $12.07 per share. During 2014, 22,752 stock grants were awarded with a weighted-average fair value of $17.58 per share. There were 14,091 stock grants that vested in 2014 with a weighted-average fair value of $12.50 per share. At September 27, 2014, there were 37,907 non-vested stock grants outstanding with a weighted-average fair value of $15.22.

Directors may also elect to receive their annual retainer and committee chair fees as shares of stock in lieu of cash.  Such shares issued in 2014, 2013 and 2012 were 17,363 shares, 12,320 shares, and 14,784 shares at a fair market value of $18.00, $11.77and $11.50, respectively.

Employee Stock Purchase Plan: The ESPP allows eligible employees to purchase shares of Company common stock at not less than 85% of fair market value at the end of the grant period.  On January 20, 2010, stockholders approved an amendment to the ESPP increasing the shares authorized under the plan by 300,000 to an aggregate of 637,500 shares of Company common stock available for issuance under the plan.  During 2014, 2013, and 2012, 26,362 shares, 28,322 shares, and 36,808 shares, respectively, were issued under the plan at an average price of $12.61 per share, $11.84 per share, and $9.35 per share, respectively.  Since inception, 505,263 shares have been issued.  At September 27, 2014, an additional 132,237 shares were reserved for future issuances.

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

	2014	2013	2012
Risk-free interest rate	2.8%–3.0%	1.7%–2.0%	0.9%–1.0%
Expected volatility	41%–42%	41%–42%	49%–50%
Expected dividend yield	4.8%–5.6%	7.1%–7.6%	7.3%–11.4%
Estimated life for grants under:
Stock Incentive Plan	10 years	10 years	5 years
Directors’ Stock Equity Plans	10 years	10 years	5 years
ESPP	0.5 years	0.5 years	0.5 years

The weighted average fair value per share of options granted during fiscal years 2014, 2013 and 2012 was $4.72, $2.10 and $1.12, respectively, under the Company’s Employee 2011 Plan. Under the Directors’ 2010 Plan, the fair value per share was $2.05 and $2.70 during fiscal years 2013 and 2012, respectively; no stock options were awarded under this plan in fiscal 2014. For all options issued, the exercise price was equal to the stock price on the grant date.

O.  Restructuring Costs

In fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in both of the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.7 million of these costs were included in cost of sales in the Company’s book manufacturing segment. Approximately $1.0 million and $0.6 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively.  At September 27, 2014, approximately $0.1 million of the remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility was sublet beginning in March 2013.  Remaining payments of approximately $2.7 million will be made over periods ranging from one year for the building lease obligation to 17 years for the liability related to the multi-employer pension plan.  At September 27, 2014, approximately $0.6 million of future restructuring payments were included in “Other current liabilities” and $2.1 million were included in “Other liabilities” in the accompanying consolidated balance sheet.  The following table depicts the accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 28,	or	Paid or	September 27,
	2013	Reversals	Settled	2014
Employee severance, post-retirement and other benefit costs	$308		$(220)	$88
Early withdrawal from multi-employer pension plan	2,001		(75)	1,926
Lease termination, facility closure and other costs	1,241		(476)	765
Total	$3,550	—	$(771)	$2,779

P.  Retirement Plans

The Company and its consolidated subsidiaries maintain various defined contribution retirement plans covering substantially all of its employees.  Dover, acquired in September 2000, also provides retirement benefits through a defined benefit plan as described below.

Retirement costs of multi-employer union plans consist of contributions determined in accordance with the respective collective bargaining agreements.  Retirement benefits for non-union employees are provided through the Courier Profit Sharing and Savings Plan (“PSSP”), which includes an Employee Stock Ownership Plan (“ESOP”).  Retirement costs included in the accompanying financial statements amounted to approximately $3,535,000 in 2014, $3,530,000 in 2013, and $3,085,000 in 2012. At both September 27, 2014 and September 28, 2013, the Company had $1.5 million accrued for the PSSP, which is included in the accompanying consolidated balance sheet under the caption “Other current liabilities.”

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

Shares of Company common stock may be allocated to participants’ ESOP accounts annually based on their compensation as defined in the plan.  During the last three years, no such shares were allocated to eligible participants.  At September 27, 2014, the ESOP held 278,842 shares on behalf of the participants.

Dover has a noncontributory, defined benefit pension plan covering substantially all of its employees. As of December 31, 2001, Dover employees became eligible to participate in the PSSP.  As such, plan benefits under the Dover defined benefit plan (the “Dover plan”) were frozen as of that date.

The following tables provide information regarding the Dover plan:

Other changes in plan assets and obligations	(000’s omitted)
recognized in other comprehensive income (loss):	2014	2013
Accumulated other comprehensive loss at beginning of year	$(818)	$(949)
Net gain/(loss) incurred in year, net of tax	(88)	44
Amortization of actuarial net losses, net of tax	83	87
Accumulated other comprehensive loss at end of year	$(823)	$(818)

	(000’s omitted)
Change in projected benefit obligation:	2014	2013
Benefit obligation at beginning of year	$2,837	$3,183
Administrative cost	7	7
Interest cost	111	100
Actuarial (gain)/loss	147	(155)
Benefits paid	(301)	(298)
Benefit obligation at end of year	$2,801	$2,837

Change in plan assets:	2014	2013
Fair value of plan assets at beginning of year	$2,122	$2,323
Actual return on plan assets	102	34
Employer contributions	103	63
Benefits paid	(301)	(298)
Fair value of plan assets at end of year	$2,026	$2,122

Funded status at end of year	$(775)	$(715)

Components of net periodic benefit cost:	2014	2013	2012
Administrative cost	$7	$7	$7
Interest cost	111	100	116
Expected return on plan assets	(122)	(132)	(129)
Amortization of unrecognized net loss	133	138	116
Net periodic benefit cost	$129	$113	$110

Weighted-average assumptions used to determine:

Projected benefit obligation	2014	2013	2012
Discount rate	3.75%	4.00%	3.25%
Rate of compensation increase	None	None	None
Expected return on plan assets	6.00%	6.00%	6.00%

Net periodic benefit cost	2014	2013	2012
Discount rate	4.00%	3.25%	4.00%
Rate of compensation increase	None	None	None
Expected return on plan assets	6.00%	6.00%	6.00%

The discount rate and expected return on plan assets used for calculating costs and benefit obligations are determined by the Company’s management after considering actuary recommendations. The assumed discount rates are based on the yield on high quality corporate bonds as of the applicable measurement date.  Accrued pension cost of $775,000 at September 27, 2014 and $715,000 at September 28, 2013 was included in the accompanying consolidated balance sheet under the caption “Other liabilities.”

The Company expects to make cash contributions of approximately $139,000 to its pension plan in 2015. The Company’s strategy is generally to achieve a long-term rate of return sufficient to satisfy plan liabilities while minimizing plan expenses and mitigating downside risks. Assets are currently allocated 100% to Guaranteed Insurance Contracts, however, the Company reviews this weighting from time to time in order to achieve overall objectives in light of current circumstances.  The fair value of the insurance contracts was based on negotiated value and the underlying investments, and considers the credit worthiness of the issuer of such contracts. Insurance contracts held by the Dover plan are issued by a well-known, highly rated insurance company. The underlying investments are government, asset-backed and fixed income securities.

Estimated future benefit payments under the Dover plan over the next five fiscal years are as follows:

	2015	2016	2017	2018	2019
Estimated benefit payments	$258,000	$257,000	$247,000	$234,000	$222,000

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

The following table provides key information relative to each of the multi-employer pension plans for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012:

Multi-employer Pension Plan		Company Contributions (000’s omitted)			Expiration Date of Collective- Bargaining
Name	EIN Number	2014	2013	2012	Agreement
Bindery Industry Employers
GCC/IBT Pension Plan	23-6209755	$187	$193	$198	03/04/18
GCIU — Employer
Retirement Benefit Plan	91-6024903	170	167	131	04/30/18

The Company’s contributions for the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years. This plan currently includes only two other contributing employers. The Company contributed less than 5% of total contributions to the GCIU — Employer Retirement Benefit Plan in each of the past three years. The Company currently estimates that it would be required to contribute approximately $357,000 to these two plans in fiscal 2015.  These contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Both plans are estimated to be underfunded as of September 27, 2014 and have a Pension Protection Act zone status of critical (“red”). Such status identifies plans that are less than 65% funded. Rehabilitation plans have been adopted for each plan.

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

Q.  Other Income

The Company historically leased non-operating real property to cell phone companies for two cell-tower sites on a month-to-month basis.  In the first quarter of fiscal 2012, the Company recorded a gain of $587,000 associated with the sales and assignments of both of these interests. The Company does not have further financial obligations under these arrangements.

R. Subsequent Event

On November 18, 2014, the Company acquired a 60% ownership interest in Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm serving the education market in Brazil, for approximately $8.5 million (see Note H). Due to the timing of the acquisition, the initial accounting of the value of the acquired assets and liabilities is not complete. A preliminary purchase price allocation is currently expected to be included in the Company’s consolidated financial statements for the quarter ending December 27, 2014.

* * * * *

COURIER CORPORATION

FIVE-YEAR FINANCIAL SUMMARY

(Dollars in millions except per share data)

	2014	2013	2012	2011	2010

Operating Data
Net sales	$283.3	$271.0	$256.9	$252.7	$249.5
Gross profit	65.9	66.3	61.5	54.7	63.0
Net income from continuing operations	8.7	11.5	10.5	1.4	12.0
Loss from discontinued operations, net of tax	(0.9)	(0.3)	(1.3)	(1.3)	(4.9)
Net income	7.8	11.2	9.2	0.1	7.1

Share Data
Net income per diluted share from continuing operations	0.76	1.00	0.88	0.11	1.00
Loss from discontinued operations, net of tax, per diluted share	(0.08)	(0.02)	(0.11)	(0.10)	(0.40)
Net income per diluted share	0.68	0.98	0.77	0.01	0.60
Dividends declared per share	0.84	0.84	0.84	0.84	0.84
Shares outstanding (in 000’s)	11,424	11,473	11,464	12,237	12,057

Balance Sheet and Cash Flow Data
Total assets	216.5	217.0	197.4	213.0	222.2
Long-term debt	30.3	24.6	13.7	19.7	21.9
Stockholders’ equity	144.4	146.0	144.5	154.3	162.9
Working capital	67.7	50.6	44.7	50.3	50.6
Current ratio	3.1	2.4	2.4	2.6	2.6
Capital expenditures and prepublication costs	13.9	25.6	14.0	20.0	32.6
Depreciation and amortization	25.3	23.5	25.1	23.2	20.7

Additional items
Long-term debt as a percentage of capitalization	17.4%	14.4%	8.7%	11.3%	11.8%
Stockholders’ equity per share	12.64	12.73	12.61	12.61	13.51
Number of employees	1,576	1,560	1,501	1,568	1,662

Fiscal year 2014, 2011 and 2010 results include non-cash pre-tax impairment charges of $1.9, $8.6 and $4.7 million, respectively (Note G).

Fiscal year 2012 was a 53-week period.

Net income (loss) per diluted share is based on weighted average shares outstanding; stockholders’ equity per share is based on shares outstanding at year end.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

Statements contained herein include forward-looking statements. Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-K and include, among others, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, increased concentration with a few customers, reduction in orders or pricing from, or the loss of, one of our two largest customers, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets and contingent consideration, performance of investments in foreign subsidiaries and exposure to risks of operating internationally, restructuring and impairment charges required under generally accepted accounting principles, insolvency of key customers or vendors, changes in technology including migration from paper-based books to digital, changes in market growth rates, changes in obligations of multiemployer pension plans and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, and tightness in the credit markets, changes in raw material costs and availability, changes in the Company’s labor relations, changes in operating expenses including medical and energy costs, difficulties in the startup of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations and changes in the Company’s effective income tax rate.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

OVERVIEW

Courier Corporation, founded in 1824, is among America’s leading book manufacturers and a leader in content management and customization in new and traditional media.  The Company also publishes books under two brands offering award-winning content and thousands of titles.  The Company has two operating segments: book manufacturing and publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Based on sales, Courier is the second largest book manufacturer in the United States offering services from prepress and production through storage and distribution, as well as innovative content management, customization and state-of-the-art digital print capabilities.  The publishing segment consists of Dover Publications, Inc. (“Dover”) and Research & Education Association, Inc. (“REA).  Dover publishes over 10,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.

In the past year, the Company achieved many goals in both of its operating segments despite another challenging year for the book industry as the marketplace continues to change. In the book manufacturing segment, the Company continued to benefit from its leadership and investment in four-color book manufacturing technology despite continued pricing pressure for which increases in volume and share only partly compensated. In the first quarter of fiscal 2014, the Company expanded its digital print facilities with the installation of a second HP digital inkjet press and additional binding capabilities at its Kendallville, Indiana location. Revenues from the Company’s digital operations increased over 10% during the year reflecting growth in demand for customized versions of college textbooks as well as shorter runs of trade books. By printing shorter runs, publishers are able to anticipate demand more accurately and avoid obsolescence and excess inventory issues. Publishers are increasingly utilizing digital printing in combination with offset to capture the full life-cycle potential of every title.

In the publishing segment, the Company continued to reduce the loss in this segment by adding to its digital offerings with over 5,000 titles available in ebook form on all the major platforms, while reducing costs.  Thousands of titles are available to consumers across all four of the leading ebook platforms of Amazon, Apple, Barnes & Noble and Google. The Company’s publishing segment showed improvement over fiscal 2013 from the higher profitability of ebooks as well as positive consumer response to new products and continued cost containment efforts.  This segment reduced its operating loss by nearly 90% from fiscal 2013, to under $200,000, on comparable sales.

Key challenges facing the Company and the book industry continue to include competitive pricing pressures, changes in retail channels and growth in electronic delivery of books. However, the Company is well positioned compared to its peers due to its relatively low level of debt and significant liquidity, which has allowed for investment in growth opportunities. In addition, the Company enjoys strong relationships with its major customers in key long-term markets.  Coupled with its industry leading customer service and technology, the Company believes that it will be able to achieve further volume growth with its integrated solutions for customized textbook production, provide additional short-run opportunities among trade publishers, and continue the steady expansion of products and services on behalf of its largest religious customer.  In the publishing segment, the Company expects to benefit from sales growth from its investments in ebooks and new products, both in print and electronic format.

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America, through two separate agreements. Under the first agreement on October 24, 2013, the Company entered into a definitive agreement (“Investment Agreement”) with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm.  Under the Investment Agreement, the Company had agreed to invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest and the founder of Digital Page would continue to own 60% of the business and actively manage the operations.  During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which were secured by a pledge of a 40% interest in Digital Page’s equity and bear interest at 1% per month.  The principal amount of the loans was to be credited towards the purchase price of the Company’s ownership interest.  These loans matured on June 18, 2014.  Digital Page was unable to fulfill the closing conditions set forth in the Investment Agreement as its financial results had not met expectations.  As a result, in August 2014 the Company successfully renegotiated its agreement with the founder of Digital Page to restructure the investment. Under the revised terms, the Company will hold a 60% interest in Digital Page in place of the original 40% interest for the same 20 million Brazilian reals investment amount. After the end of the fiscal year, on November 18, 2014, the Company closed this transaction and paid approximately $4 million toward the purchase price. The remainder was satisfied by the principal amount of the loans being credited towards the total purchase price of $8.5 million for the Company’s 60% ownership interest.  Under the second agreement, the Company has a licensing arrangement for its proprietary custom textbook platform with the Brazilian subsidiary of Santillana, the largest Spanish/Portuguese educational publisher in the world.  Digital page has a multiyear commercial print agreement with Santillana. The investment in Digital Page complements the Company’s license of its custom publishing platform to Santillana, with hopes to capitalize on the growth of custom textbooks in the largest student population in South America.

On April 30, 2013, the Company acquired all of the outstanding stock of FastPencil, a California-based developer of end-to-end, cloud-based content management technologies. FastPencil’s technology serves publishers and other companies interested in providing a self-publishing platform to their customers or communities. In addition, FastPencil provides a platform and services to thousands of self-publishers. The acquisition complements the Company’s content management and customization technology and gives the Company an entry into the rapidly growing self-publishing market.  The Company paid $5 million at the time of acquisition, with additional future “earn out” potential payments, conditioned upon the achievement of revenue targets with a maximum payout of three payments of up to $6.5 million, $1.25 million and $5.25 million (undiscounted) which may be paid out over a five-year period following acquisition. The future earn out potential payments were valued at acquisition at $4.7 million using a probability weighted, discounted cash flow model.  The acquisition was accounted for as a purchase and, accordingly, FastPencil’s financial results are included in the book manufacturing segment in the consolidated financial statements from the date of acquisition.

In fiscal 2014, the Company concluded it was necessary to record an impairment of FastPencil’s goodwill of $4.5 million at the end of the second quarter of fiscal 2014 and $0.3 million at the end of the fourth quarter, as well as an impairment charge of $1.2 million for FastPencil’s other intangible assets at the end of the fourth quarter. In addition, the Company performed a fair value analysis of the related contingent “earn out” consideration payable at the end of the second and fourth quarters of fiscal 2014 and lowered the probability of FastPencil meeting the revenue targets during the earn out period. Accordingly, a fair value assessment of the contingent consideration liability was performed at March 29, 2014 and September 27, 2014 resulting in a reduction in the liability of $2.6 million and $1.5 million, respectively. The net impact of the impairments of FastPencil’s goodwill and other intangible assets, offset in part by the related reductions in the contingent consideration payable, was a pre-tax charge of $1.9 million in fiscal 2014. Both adjustments are non-cash and the goodwill impairment and adjustment to the contingent “earn out” consideration are not deductible for income tax purposes.

In September 2014, the Company sold Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), one of the businesses in its publishing segment, for $1 million resulting in a gain of approximately the same amount. Creative Homeowner’s results are reported as a discontinued operation and, therefore, excluded from the discussion of the results of continuing operations below.

RESULTS OF CONTINUING OPERATIONS

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share amounts)

				Percent Change
				2014	2013
				vs.	vs.
	2014	2013	2012	2013	2012

Net sales	$283,293	$270,950	$256,945	5%	5%
Gross profit	65,940	66,339	61,533	-1%	8%
As a percentage of sales	23.3%	24.5%	23.9%
Selling and administrative expenses	49,325	47,413	44,740	4%	6%
Impairment charge	1,870	—	—
Operating income	14,745	18,926	16,793	-22%	13%
Interest expense, net	552	803	895	-31%	-10%
Other income	—	—	(587)
Pretax income	14,193	18,123	16,485	-22%	10%
Income tax provision	5,465	6,651	6,034	-18%	10%
Net income	$8,728	$11,472	$10,451	-24%	10%

Net income per diluted share	$0.76	$1.00	$0.88	-24%	14%

Fiscal years 2014 and 2013 were 52-week periods compared with a 53-week period in fiscal year 2012.

Revenues in fiscal 2014 grew 5% to $283 million compared with fiscal 2013. In the book manufacturing segment, revenues increased 5% to $259 million with sales growth in all three of the segments’ principal markets. For the publishing segment, revenues were down slightly to $33.4 million from $33.7 million last year. Net income from continuing operations was $8.7 million in fiscal 2014 compared to $11.5 million in fiscal 2013. Fiscal 2014 results include a net pre-tax impairment charge of $1.9 million, or $.13 per diluted share, related to FastPencil, Inc. (“FastPencil”), which was acquired in 2013.

Revenues in fiscal 2013 grew 5% to $271 million compared with the fiscal 2012 53-week period. Book manufacturing segment sales increased 6% to $247 million, largely due to growing demand from educational publishers.  For the publishing segment, revenues were $34 million in fiscal 2013, down 1% from the prior year, with modest sales growth at Dover offset by sales declines at REA.  Overall net income from continuing operations for fiscal 2013 was $11.5 million, or $1.00 per diluted share, compared with $10.5 million, or $.88 per diluted share, for fiscal 2012, which included pre-tax restructuring costs of $3.1 million, or $.16 per diluted share, as well as a pre-tax gain of $0.6 million, or $.03 per diluted share, from the sale of certain non-operating assets.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(Dollars in thousands)

				Percent Change
				2014	2013
				vs.	vs.
	2014	2013	2012	2013	2012

Net sales	$258,668	$247,406	$233,040	5%	6%
Gross profit	52,636	53,907	49,961	-2%	8%
As a percentage of sales	20.3%	21.8%	21.4%
Selling and administrative expenses	34,420	31,954	29,248	8%	9%
Operating income	$18,216	$21,953	$20,713	-17%	6%

Revenues

Within this segment, the Company focuses on three key publishing markets: education, religious and trade. Revenues to the education market grew 5% to $118 million compared to fiscal 2013, largely due to increased sales of elementary and high school textbooks, reflecting improving state budgets and associated school funding levels. The revenue growth to the education market also reflects an 11% increase in revenues from the Company’s digital print capabilities compared with fiscal 2013.  Sales to the religious market were up 4% in fiscal 2014 to $72 million compared to the prior year, driven by growth in sales to the Company’s largest religious customer.  Sales to the trade market increased 3% to $61 million in fiscal 2014 compared with fiscal 2013, reflecting higher demand for both four-color work and sales of digital print.

In fiscal 2013, revenues to the education market rose 14% to $112 million compared to fiscal 2012, largely due to increased sales of customized college textbooks. Sales of elementary and high school textbooks also rose in fiscal 2013 compared with the prior year, following several years of slower sales. The revenue growth to the education market in fiscal 2013 reflected a 39% increase in revenues from the Company’s digital print capabilities compared with fiscal 2012.  Sales to the religious market were up 2% in fiscal 2013 to $69 million compared to the prior year, reflecting growth in sales to the Company’s largest religious customer.  Sales to the trade market decreased 2% to $59 million in fiscal 2013 compared with fiscal 2012, reflecting tight inventory management among publishers.

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

Cost of Sales /Gross Profit

Cost of sales in the book manufacturing segment in fiscal 2014 increased by $12.5 million compared with the prior year.  This increase reflects the growth in sales as well as higher depreciation expense of $1.6 million, primarily related to the expansion of the Kendallville digital facility.  Gross profit for fiscal 2014 decreased 2% to $52.6 million compared with fiscal 2013 and, as a percentage of sales, decreased to 20.3% from 21.8%. This decline in gross profit as a percentage of sales reflects a highly competitive pricing environment and increased depreciation expense.

In fiscal 2013, cost of sales in the book manufacturing segment increased $10.4 million to $193.5 million compared to fiscal 2012. The increase reflected the growth in sales and lower recycling income from waste byproducts, including paper, as well as increased expense associated with the LIFO method of accounting for certain inventories. Gross profit increased $3.9 million to $53.9 million in fiscal 2013 and, as a percentage of sales, increased to 21.8% from 21.4%, compared with fiscal 2012, which included $1.7 million of restructuring costs. For fiscal 2013, the segment’s gross profit margin reflected a favorable sales mix and improved capacity utilization offset by a highly competitive pricing environment and reduced waste recycling income.

Selling and Administrative Expenses

Selling and administrative expenses for the book manufacturing segment increased $2.5 million to $34.4 million compared to fiscal 2013, primarily due to operating and amortization expenses related to FastPencil, which was acquired in the third quarter of last year.

In fiscal 2013, selling and administrative expenses for the book manufacturing segment increased $2.7 million to $32.0 million compared to fiscal 2012, which included $1.0 million of restructuring costs. The increase reflected growth in the Company’s digital print operation and an increase in variable compensation tied to increased sales and income in fiscal 2013.  In addition, selling and administrative expenses in fiscal 2013 included approximately $1.1 million of costs related to the investment in Brazil and the acquisition of FastPencil, such as transaction costs, amortization of intangible assets and the change in fair value of contingent consideration.

Operating Income

Operating income in the book manufacturing segment was $18.2 million compared with $22.0 million in fiscal 2013, with operating losses at FastPencil being the principal factor for the year-over-year decline. Other factors included pricing pressures and increased depreciation expense.

In fiscal 2013, operating income in the book manufacturing segment was $22.0 million compared with $20.7 million in fiscal 2012, which included $2.7 million of restructuring costs. Despite improvements in sales mix and capacity utilization, these results reflect a highly competitive pricing environment and include startup costs related to the new digital print production line, reduced recycling income, and expenses associated with the acquisition of FastPencil and the investment in Brazil.

Publishing Segment

SEGMENT HIGHLIGHTS

(Dollars in thousands)

				Percent Change
				2014	2013
				vs.	vs.
	2014	2013	2012	2013	2012

Net sales	$33,421	$33,666	$33,980	-1%	-1%
Gross profit	13,199	12,352	11,422	7%	8%
As a percentage of sales	39.5%	36.7%	33.6%
Selling and administrative expenses	13,386	14,110	14,063	-5%	—
Operating loss	$(187)	$(1,758)	$(2,641)

Revenues

The Company’s publishing segment is comprised of Dover and REA. In September 2014, the Company sold Creative Homeowner and accordingly, Creative Homeowner’s results are reported as discontinued operations and excluded from the table above. Revenues in fiscal 2014 were $33.4 million, a slight decline from fiscal 2013. Sales at Dover were $29.0 million, comparable to the prior year, with growth in Dover’s ebook sales and sales to online retailers offset by a decline in both direct-to-consumer and international sales. Revenues at REA were down 4% to $4.5 million compared with fiscal 2013. In the first quarter of fiscal 2014, the Company took steps at REA to narrow the focus of its new product development to key test preparation markets, such as AP, CLEP and GED.  During fiscal 2014, the segment continued to increase its range of titles offered online in both printed and ebook form, including over 5,000 titles now available as ebooks through Amazon, Apple, Barnes & Noble and Google. Sales of ebooks were $1.9 million in fiscal 2014 compared with $1.3 million in the prior year.

In fiscal 2013, revenues in the publishing segment declined slightly to $33.7 million compared with fiscal 2012.  Sales at Dover were $29.0 million, which was comparable to the prior year. Sales at REA were down 5% to $4.6 million compared with fiscal 2012. These declines reflect in part a shrinking base of brick and mortar retail channels.  Sales of ebooks were launched in the second half of 2012 and were approximately $1.3 million in fiscal 2013; such ebook sales were less than $200,000 in fiscal 2012.

Cost of Sales/Gross Profit

Cost of sales in this segment declined 5% to $20.2 million compared to fiscal 2013, reflecting cost reductions. Gross profit increased 7% to $13.2 million and, as a percentage of sales, increased to 39.5% from 36.7% in the prior year, reflecting a favorable sales mix, including the impact of growth in ebook sales, and an improved cost structure in the segment.

In fiscal 2013, cost of sales in the publishing segment declined 6% to $21.3 million compared to fiscal 2012, primarily due to an improved cost structure. Gross profit increased 8% to $12.4 million compared to fiscal 2012 and, as a percentage of sales, increased to 36.7% from 33.6%, reflecting the benefit of prior cost reduction measures as well as the impact of ebook sales.

Selling and Administrative Expenses

Selling and administrative expenses for the segment decreased $0.7 million to $13.4 million compared to fiscal 2013, largely attributable to cost reduction measures.

In fiscal 2013, selling and administrative expenses in the publishing segment were comparable to the prior year.  Fiscal 2013 included costs related to website and marketing enhancements which offset restructuring costs of $0.4 for severance and post-retirement benefits in fiscal 2012.

Operating Loss

The operating loss in fiscal 2014 was $187,000 compared with an operating loss of $1.8 million in the prior year. This improvement reflects increased revenues and profits from ebooks and the benefit of cost containment measures.

The operating loss for the publishing segment in fiscal 2013 was $1.8 million, compared to $2.6 million in the prior year, reflecting the impact of cost reduction benefits and the increase in ebook revenues, as well as $0.4 million of restructuring costs in fiscal 2012.

Total Consolidated Company

Interest expense, net of interest income, decreased to $552,000 in fiscal 2014 compared to $803,000 in fiscal 2013. Interest expense, net of interest income, decreased to $803,000 in fiscal 2013 compared to $895,000 in fiscal 2012, primarily due to lower average borrowings.  In the first quarter of fiscal 2014, the Company entered into a capital lease arrangement for certain assets in its Kendallville, Indiana digital print facility. At September 27, 2014, $8.5 million of debt was outstanding under this arrangement at an implicit interest rate of 1.8%, generating interest expense of approximately $138,000 in fiscal 2014.  A four-year term loan that the Company had entered into in fiscal 2010 to finance digital print assets was completed in fiscal 2014. The following table summarizes the Company’s average borrowings and average annual interest rate for the past three fiscal years.

	(Dollars in millions)
	2014	2013	2012

Average borrowings	$34.6	$20.1	$20.8
Average annual interest rate	1.5%	1.7%	1.7%

In addition, approximately $115,000, $135,000 and $165,000 of interest expense was amortized in fiscal years 2014, 2013 and 2012, respectively, associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility. In fiscal 2014, the Company recorded interest income of approximately $370,000 from loans made in connection with the investment in Brazil.

In the first quarter of fiscal 2012, the Company recorded other income of $587,000 from the sale of its interests in non-operating real property relating to cell towers.

The Company’s effective tax rate from continuing operations in fiscal 2014 was 38.5%, which includes the impact of the goodwill impairment charges and corresponding reductions in the related contingent consideration liability for FastPencil, neither of which is deductible for income tax purposes. Excluding the impact of these items, the effective tax rate from continuing operations for fiscal 2014 was 37%, comparable to the 37% rates in both fiscal years 2013 and 2012.

For purposes of computing net income per diluted share, weighted average shares outstanding increased by approximately 55,000 for fiscal 2014 compared to fiscal 2013, reflecting shares issued under the Company’s stock plans which were offset by the Company’s repurchase of approximately 153,000 shares during the year. Weighted average shares outstanding in fiscal 2013 decreased by approximately 497,000 from fiscal 2012 reflecting the Company’s repurchase of approximately 123,000 shares and 824,000 shares in fiscal years 2013 and 2012, respectively.

Restructuring Costs

In fiscal 2012, approximately $3.3 million of pre-tax restructuring charges were recorded for cost reduction measures taken throughout the year in both of the Company’s operating segments, including a reduction in the Company’s one-color offset press capacity. Severance and post-retirement benefit expenses were $1.9 million and accelerated depreciation on an unutilized one-color press was $1.4 million. Approximately $1.7 million of these costs were included in cost of sales in the Company’s book manufacturing segment. Approximately $1.0 million and $0.6 million of these costs were included in selling and administrative expenses in the Company’s book manufacturing segment and publishing segment, respectively.  At September 27, 2014, approximately $0.1 million of the remaining restructuring payments were included in “Other current liabilities” in the accompanying consolidated balance sheet.

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs; no sub-lease income was assumed at the time due to local real estate market conditions.  Subsequently, a portion of the facility was sublet beginning in March 2013.  Remaining payments of approximately $2.7 million will be made over periods ranging from one year for the building lease obligation to 17 years for the liability related to the multi-employer pension plan.  At September 27, 2014, approximately $0.6 million of future restructuring payments were included in “Other current liabilities” and $2.1 million were included in “Other liabilities” in the accompanying consolidated balance sheet.  The following table depicts the accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 28,	or	Paid or	September 27,
	2013	Reversals	Settled	2014
Employee severance, post-retirement and other benefit costs	$308		$(220)	$88
Early withdrawal from multi-employer pension plan	2,001		(75)	1,926
Lease termination, facility closure and other costs	1,241		(476)	765
Total	$3,550	—	$(771)	$2,779

LIQUIDITY AND CAPITAL RESOURCES

Operating activities in fiscal 2014 provided $26.8 million of cash, compared to $32.1 million in fiscal 2013.  Net income was $7.8 million, which included a non-cash impairment charge of $6.0 million and net reduction in the fair value of contingent consideration of $3.5 million.  Depreciation for fiscal 2014 was $20.8 million, amortization of prepublication costs was $3.6 million and amortization of other intangibles was $0.9 million for the year.  Deferred income taxes provided cash of $4.1 million, including recognition of deferred tax assets related to the sale of Creative Homeowner. Changes in working capital used $13.6 million of cash in fiscal 2014, largely due to an increase in accounts receivable, inventory and recoverable income taxes.

Investment activities in fiscal 2014 used $18.6 million of cash. Capital expenditures were $11.1 million, with more than half of the spending related to expanding digital capabilities. Capital expenditures for fiscal 2015 are expected to be between $9 and $11 million.  Prepublication costs in the publishing segment in fiscal 2014 were $2.8 million compared to $3.4 million in the prior year.  These costs are expected to be between $2 and $3 million in fiscal 2015. During fiscal 2014, the Company increased its investment by $1 million to $1.5 million in convertible promissory notes issued by Nomadic Learning Limited, a start-up business focused on corporate and educational learning.

In October 2013, the Company announced plans to invest in the education market in Brazil, the largest such market in Latin America.  On October 24, 2013, the Company entered into a definitive agreement (“Investment Agreement”) with Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm.  Under the Investment Agreement, the Company had agreed to invest a total of 20 million Brazilian reals, approximately $9 million, for a 40% equity interest and the founder of Digital Page would continue to own 60% of the business and actively manage the operations.  During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately $4.5 million which were secured by a pledge of a 40% interest in Digital Page’s equity and bear interest at 1% per month.  The principal amount of the loans was to be credited towards the purchase price of the Company’s ownership interest.  These loans matured on June 18, 2014.  Digital Page was unable to fulfill the closing conditions set forth in the Investment Agreement as its financial results had not met expectations.  As a result, in August 2014 the Company successfully renegotiated its agreement with the founder of Digital Page to restructure the investment. Under the revised terms, the Company invested 18.75 million Brazilian Reals in Digital Page and purchased shares from the founder for 1.25 million Brazilian Reals, resulting in a 60% interest in Digital Page in place of the original 40% interest for the same investment amount. At September 27, 2014, approximately $4 million of cash was on deposit in Brazil in the Company’s bank accounts in anticipation of a potential closing of the transaction.  After the end of the fiscal year, on November 18, 2014, the Company closed this transaction and paid approximately $4 million toward the approximately $8.5 million purchase price. The remainder was satisfied by the principal amount of the loans being credited towards the purchase price of the Company’s 60% ownership interest.

Financing activities in fiscal 2014 provided approximately $4.1 million of cash.  Cash dividends of $9.7 million were paid and overall net borrowings increased by $7.3 million during fiscal 2014. In the first quarter of fiscal 2014, the Company entered into a $10.5 million capital lease arrangement for printing and binding equipment in its Kendallville, Indiana digital print facility. At September 27, 2014, $8.5 million of debt was outstanding under this capital lease arrangement and the implicit interest rate was 1.8%.  The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  At September 27, 2014, the Company had $24.5 million in borrowings under this facility at an interest rate of 1.4%.  The revolving credit facility, which matures in March 2016, contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all debt covenants at September 27, 2014.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

On November 20, 2014, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  During fiscal 2014, the Company repurchased 153,150 shares of common stock for approximately $2.0 million under a similar program which expired November 21, 2014. In November 2012, the Company’s Board of Directors had approved a similar program for the repurchase of up to $10 million of the Company’s outstanding common stock. During fiscal 2013, the Company repurchased 123,261 shares of common stock for approximately $1.6 million under that program.

The following table summarizes the Company’s contractual obligations and commitments at September 27, 2014 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Payments:	Total	1 Year	Years	Years	5 Years
Debt, including capital lease obligation (1)	$32,965	$2,618	$29,890	$457	—
Interest due on debt (2)	209	128	80	1	—
Operating leases (3)	4,693	920	1,590	1,440	743
Purchase obligations (4)	1,483	1,483	—	—	—
Contingent consideration (5)	1,415	—	1,380	35	—
Other liabilities (6)	7,677	946	1,908	725	4,098
Total	$48,442	$6,095	$34,848	$2,658	$4,841

(1)         Includes $24.5 million under the Company’s long-term revolving credit facility, which has a maturity date of March 2016.

(2)         Represents scheduled interest payments on the Company’s capital lease financing. Future interest on the Company’s revolving credit facility is not included because the interest rate and principal balance fluctuate on a daily basis and an estimate could differ significantly from actual interest expense.

(3)         Represents amounts at September 27, 2014, except for the Stoughton, Massachusetts building lease obligation which was included in the restructuring accrual in “Other liabilities.”

(4)         Represents capital commitments.

(5)         Related to the acquisition of FastPencil in April 2013.

(6)         Includes approximately $2.8 million of restructuring costs related to closing the Stoughton, Massachusetts facility, in addition to a current liability of $0.8 million. Operating leases exclude the Stoughton building lease obligation which is included above in other liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes most current revenue recognition guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. ASU 2014-09 will be effective for the Company in the first quarter of fiscal year 2018. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is currently evaluating the impact of the provisions of ASU 2014-09 and determining which transition method will be used.

In April 2014, the FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. ASU 2014-08 will be effective in the first quarter of the Company’s fiscal year 2016. The adoption of ASU 2014-08 may impact whether future disposals qualify as discontinued operations and therefore could impact the Company’s financial statement presentation and disclosures.

RISKS

Our businesses operate in markets that are highly competitive.  In book manufacturing, the Company faces competition on the basis of price, product quality, speed of delivery, customer service, availability of appropriate printing capacity and paper, related services and technology support.  In the publishing segment, competitive factors include quality of content, product offerings, technology and marketing.  Some of our competitors have greater sales, assets and financial resources than our Company and others, particularly those in foreign countries, may derive significant advantages from local governmental regulation, including tax holidays and other subsidies. These competitive pressures could affect prices or customers’ demand for our products, impacting both revenue and profit margins and/or resulting in a loss of customers and market share. The Company derived approximately 55% and 57% of its fiscal 2014 and 2013 revenues, respectively, from two major customers.  A significant reduction in order volumes or price levels from either of these customers could have a material adverse effect on the Company.

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

Goodwill and Other Intangibles.  Other intangibles include customer lists and technology, which are amortized on a straight-line basis over periods ranging from three to fifteen years and an indefinite-lived trade name. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 27, 2014, which resulted in no change to the nature or carrying amounts of its intangible assets, with the exception of FastPencil, a reporting unit within the book manufacturing segment. The Company concluded it was necessary to record a goodwill impairment charge of $4.5 million at the end of the second quarter of fiscal 2014 and $0.3 million at the end of the fourth quarter of fiscal 2014, as well as an impairment charge of $1.2 million for FastPencil’s other intangible assets at the end of the fourth quarter of fiscal 2014. Changes in market conditions or poor operating results could result in a decline in the fair value of the Company’s goodwill and other intangible assets thereby potentially requiring an impairment charge in the future.

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

COURIER CORPORATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands except per share data)

Fiscal 2014	First	Second	Third	Fourth

Operating Results:
Net sales	$72,260	$60,580	$66,901	$83,552
Gross profit	17,747	10,510	13,206	24,477
Net income (loss) from continuing operations	2,821	(2,558)	1,279	7,186
Earnings (loss) from discontinued operations net of tax	(174)	(812)	(106)	148
Net income (loss)	2,647	(3,370)	1,173	7,334
Earnings (loss) per diluted share:
From continuing operations, net of tax	0.25	(0.23)	0.11	0.63
From discontinued operations, net of tax	(0.02)	(0.07)	(0.01)	0.01
Net income (loss)	0.23	(0.30)	0.10	0.65
Dividends declared per share	0.21	0.21	0.21	0.21
Stock price per share:
Highest	18.72	18.27	15.85	14.92
Lowest	15.24	15.01	12.48	12.86

Fiscal 2013	First	Second	Third	Fourth

Operating Results:
Net sales	$64,058	$60,543	$63,042	$83,307
Gross profit	15,895	11,570	14,443	24,431
Net income from continuing operations	2,663	297	1,696	6,816
Earnings (loss) from discontinued operations net of tax	(243)	39	(15)	(31)
Net income	2,420	336	1,681	6,785
Earnings (loss) per diluted share:
From continuing operations, net of tax	0.23	0.03	0.15	0.60
From discontinued operations, net of tax	(0.02)	—	—	—
Net income	0.21	0.03	0.15	0.59
Dividends declared per share	0.21	0.21	0.21	0.21
Stock price per share:
Highest	12.45	14.61	14.83	16.35
Lowest	10.62	10.66	13.12	13.94

Diluted share amounts are based on weighted average shares outstanding.

Common shares of the Company are traded on the Nasdaq Global Select Market — symbol “CRRC.”

There were 966 stockholders of record of the Company’s common stock as of September 27, 2014.

COURIER CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Revenues		Other	End of
	of Period	and Expenses	Deductions	Changes (1)	Period

Allowance for uncollectible accounts:

Fiscal year ended September 27, 2014	$940,000	$1,288,000	$(1,899,000)	$(33,000)	$296,000

Fiscal year ended September 28, 2013	944,000	139,000	(143,000)	—	940,000

Fiscal year ended September 29, 2012	789,000	199,000	(44,000)	—	944,000

Returns allowance:

Fiscal year ended September 27, 2014	$2,072,000	$1,700,000	$(1,922,000)	$(539,000)	$1,311,000

Fiscal year ended September 28, 2013	2,496,000	1,972,000	(2,396,000)	—	2,072,000

Fiscal year ended September 29, 2012	2,377,000	3,332,000	(3,213,000)	—	2,496,000

(1)         Other changes reflect amounts related to the sale of one of the Company’s publishing businesses.

S-1