Form 10-K/A
period 2014-09-27
COURIER Corp
filed 2015-01-26
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

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

Common Stock, $1 par value - $133,959,639

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 16, 2015.

Common Stock $1 par value — 11,509,269

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Form 10-K/A constitutes Amendment No. 1 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 27, 2014, originally filed on December 1, 2014. We are filing this amendment to our annual report on Form 10-K because we do not anticipate filing the Proxy Statement for our 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”) within 120 days after the end of our 2014 fiscal year. Information in this amendment is therefore amending to include the information required by items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K, which had previously incorporated the 2014 Proxy Statement by reference. Except as described above, no other changes have been made to the originally filed Form 10-K and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the original filing.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The Board of Directors of the Corporation (the “Board”) presently consists of nine members and is divided into three classes, with three directors in Class A, three directors in Class B and three directors in Class C.  Directors serve three-year terms, with one class of directors being elected by the Corporation’s stockholders at each annual meeting of stockholders. The following table sets forth information regarding the members of the Board (each, a “Director”):

Name	Age	Position(s) with the Company	Year Directorship Began/ Year Term Expires	Class of Director

James F. Conway III	62	Chairman, President & CEO	1988-2015	B
Kathleen Foley Curley (1)(2)	63	Director	1995-2015	B

W. Nicholas Thorndike (1)(2)	81	Director	1989-2015	B

Edward J. Hoff (1)(2)	59	Director	1989-2017	A
Susan L. Wagner (1)(2)	65	Director	2004-2017	A
John J. Kilcullen (1)(2)	55	Director	2013-2017	A
Paul Braverman (1)(2)(3)	65	Director	2009-2016	C
Peter K. Markell (1)(2)(3)	59	Director	2004-2016	C
Ronald L. Skates (1)(2)(3)	73	Director	2003-2016	C

(1)   Member of Nominating and Corporate Governance Committee

(2)   Member of Compensation and Management Development Committee

(3)   Member of Audit and Finance Committee

The principal occupation and business experience for at least the last five years for each Director of the Corporation is set forth below.

James F. Conway III — Mr. Conway, age 62, has been a Director of the Corporation since 1988.  Mr. Conway was elected Chairman of the Corporation on September 22, 1994 and also serves as President and Chief Executive Officer.  He had been Acting Chairman, President and Chief Executive Officer since December 1992, and President and Chief Operating Officer from 1988 to 1992. He is a Director of Enterprise Bancorp Inc. and a member of the Regional Advisory Board for Citizens Bank. Mr. Conway was previously elected to serve as a Class B Director until the 2015 Annual Meeting.

Mr. Conway’s qualifications for service on the Corporation’s Board include:  (1) 26 years of service as a member of Courier’s Board of Directors, including the past 20 years as Chairman of the Board and Chief Executive Officer; (2) over 35 years’ experience in the printing industry with executive level responsibility for all aspects of operations, strategic planning, and business development, and leadership positions in industry associations including Chairman of Associated Industries of Massachusetts and President of Book Manufacturers Institute; and (3) Board experience including serving as an independent Director and Chairman of the Compensation Committee for Enterprise Bank & Trust Co.

Kathleen Foley Curley — Professor Curley, age 63, has been a Director of the Corporation since 1995, and she is currently Chairperson of the Nominating and Corporate Governance Committee.  She joined Boston University School of Management as a Research Professor in 2002. She had been Senior Vice President and Chief Community Builder at Communispace Corporation from 2000 to 2002 and Executive Director of Lotus Institute since 1999.  Prior to her industry positions, she was a tenured Professor at Northeastern University College of Business Administration in Management Information Systems between 1982 and 1997. Professor Curley was previously elected to serve as a Class B Director until the 2015 Annual Meeting.

Prof. Curley’s qualifications for service on the Corporation’s Board include:  (1) extensive experience in the areas of collaborative software, knowledge management and technology strategies that contribute to business value from her positions with Communispace Corporation, Lotus Institute, and the IBM Software Group; (2) business development experience in her role as Chief Community Builder at Communispace and as Executive Director of Lotus Development Corp.; and (3) first-hand experience in the field of education through her present position and her research and work developing the educational agenda for the Institute of Global Work.

W. Nicholas Thorndike — Mr. Thorndike, age 81, has been a Director of the Corporation since 1989, and currently serves as Lead Director in meetings of the independent Directors.  He served as a Trustee of Massachusetts General Hospital from 1969 to 1999 and now serves as Honorary Trustee, and was the Chairman of the Board from 1987 to 1992 and President from 1992 to 1994.  Until December 1988, he was Chairman and Managing Partner of Wellington Management Company. Mr. Thorndike was previously elected to serve as a Class B Director until the 2015 Annual Meeting.

Edward J. Hoff — Mr. Hoff, age 59, has been a Director of the Corporation since 1989, and he is currently Chairperson of the Compensation and Management Development Committee.  He joined IBM as Vice President in 2001 and serves as a member of the IBM Senior Leadership Team, called the Growth and Transformation Team. He was President of Leadership Development Inc., a management development firm, from 1998 to 2001.  He had been a Partner at The Center for Executive Development from 1992 to 1998. Mr. Hoff was previously elected as a Class A Director to serve until the 2017 Annual Meeting.

Mr. Hoff’s qualifications for service on the Corporation’s Board include: (1) over ten years of executive experience in leadership and management development as Vice President at IBM, as President of Leadership Development Inc., and as Partner at The Center for Executive Development; (2) human resources and compensation expertise through his roles at IBM; (3) 10 years of successful entrepreneurial experience; and (4) a global perspective as a result of working for a large, multinational corporation like IBM.

Susan L. Wagner — Ms. Wagner, age 65, has been a Director of the Corporation since November 2004.  She is Vice President Global Consumer Insights for NBTY, a nutritional supplement manufacturer and distributor.  She joined NBTY in 2012.  She had previously been Senior Vice President, Global Strategic Insights, Johnson and Johnson Group of Consumer Companies, a position she held since September 2008.  Prior to that time she was Vice President, Strategic

Insights, Pepsi-Cola Company from 2006 to 2008, Vice President of Consumer and Market Knowledge, Procter and Gamble from 2005 to 2006, Vice President of Market Research, Personal Care Group for the Gillette Company from 2002 to 2005 and Vice President of Strategic Market Intelligence, Duracell, from 1998 to 2002.  Ms. Wagner was previously elected as a Class A Director to serve until the 2017 Annual Meeting.

Ms. Wagner’s qualifications for service on the Corporation’s Board include:  (1) strategic planning experience as Vice President Global Consumer Insights for NBTY, Senior Vice President, Global Strategic Insights for Johnson and Johnson and as Vice President, Strategy and Insights for Pepsi-Cola North America; (2) marketing expertise as Vice President of Consumer and Market Knowledge for Procter and Gamble, as Vice President of Market Research for Gillette Company, and as Vice President of Strategic Market Intelligence for Duracell; and (3) a global perspective for distributing products internationally gained through working for large multinational corporations like Gillette, Procter and Gamble, Pepsi-Cola and Johnson and Johnson.

John J. Kilcullen — Mr. Kilcullen, age 55, was elected a Director of the Corporation on November 13, 2013.  He is currently President, Grass Roots Marketing & Consumer Products, United Artists Media Group, a division of MGM.  Previously, he was President, Strategic Partnerships/Ancillary Products at Hearst Productions, Inc., the President and Publisher of Billboard magazine and the Senior Vice President and Group Publisher at Nielson Business Media.  Prior to that time, he was the Chairman and CEO of IDG Books Worldwide and creator of the well-known …For Dummies brand.  He currently sits on the Board of Copyright Clearance Center and is an advisor to Bonobo and has been on the Boards of or been an advisor to several companies that have been successfully sold. He is also a guest lecturer on entrepreneurship and innovation at the Naval Postgraduate School. Mr. Kilcullen was previously elected as a Class A Director to serve until the 2017 Annual Meeting.

Mr. Kilcullen’s qualifications for service on the Corporation’s Board include:  (1) over 20 years of experience in the publishing and digital media industries; (2) extensive executive, business and operational experience at large and small public and private companies; and (3) Board experience on a wide variety of technology and publishing companies.

Paul Braverman — Mr. Braverman, age 65, has been a Director of the Corporation since June 2009.  He was a Partner and Chief Financial Officer of Wellington Management Company, LLP from 1986 to 2007.  Prior to that he served as Corporate Pension Manager for Digital Equipment Corporation from 1980 to 1986 and as Tax Counsel from 1977 to 1978; Director of Taxation and International Controller for Data Terminal Systems from 1978 to 1980; and Tax Manager for Arthur Young & Co. from 1973 to 1977.  He is currently a Director of Leerink Swann Holdings, LLC, Claren Road Asset Management LLC, Hartford Variable Insurance Trust, Kieger (US) Ltd., Aesir Capital Management, Trustee of Grantham, Mayo, and Van Otterloo and Co., LLC, a member of the Massachusetts General Hospital Leadership Council for Medicine and a member of the Partners HealthCare Real Estate Committee.  Mr. Braverman was previously elected to serve as a Class C Director until the 2016 Annual Meeting.

Mr. Braverman’s qualifications for service on the Corporation’s Board include:  (1) extensive financial and managerial expertise as Partner and Chief Financial Officer of Wellington Management Company and in various roles at Digital Equipment Corporation, Data Terminal Systems and Arthur Young & Co.; (2) designation as an audit committee financial expert based on his financial experience; and (3) diverse board and trustee experience through a broad range of organizations.

Peter K. Markell — Mr. Markell, age 59, has been a Director of the Corporation since November 2004.  He is Executive Vice President, Chief Financial Officer and Treasurer of Partners HealthCare System, Inc., having joined as Vice President for Finance in 1999. He had previously been a partner at Ernst & Young LLP from 1988 to 1998. He is a Director of Eastern Bank.  Mr. Markell was previously elected as a Class C Director to serve until the 2016 Annual Meeting.

Mr. Markell’s qualifications for service on the Corporation’s Board include:  (1) extensive financial and managerial expertise as Chief Financial Officer and Treasurer for Partners HealthCare System, Inc., and as Partner at Ernst & Young LLP; (2) designation as an audit committee financial expert based on his financial and accounting experience; and (3) board experience through his Director and Trustee positions and community commitment to organizations such as Eastern Bank, Boston College, Big Brother of Mass Bay, and McLean Hospital.

Ronald L. Skates — Mr. Skates, age 73, has been a Director of the Corporation since 2003, and he is currently Chairperson of the Audit and Finance Committee.  He is a private investor. From 1989 through 1999, he was President and Chief Executive Officer of Data General Corporation, a computer and storage manufacturer. He retired in 1999 when EMC Corp. acquired the company. Prior to joining Data General in 1986, Mr. Skates was a Certified Public Accountant and a partner with Price Waterhouse & Co. He is a Director of Gilbane Corporation, a privately held company, Raytheon Company and State Street Corporation. Mr. Skates is currently a Trustee of the Massachusetts General Physicians Organization and a Trustee Emeritus of the Massachusetts General Hospital. Mr. Skates was previously elected as a Class C Director to serve until the 2016 Annual Meeting.

Mr. Skates’ qualifications for service on the Corporation’s Board include:  (1) extensive business and managerial experience and skills gained as President and CEO of Data General Corporation; (2) accounting and financial expertise as Partner with Price Waterhouse & Co., as a Certified Public Accountant, and as Audit Committee Chairperson for Raytheon Co., State Street Corporation and the Corporation; (3) designation as an audit committee financial expert based on his financial and accounting experience; and (4) extensive board experience and broad exposure to addressing governance and strategic matters across a diverse set of industries as a Board Member at Raytheon Company, State Street Corporation and Gilbane Corporation.

CORPORATE GOVERNANCE

The Board is responsible for supervision of Management and the overall affairs of the Corporation.  The Board has delegated certain authority to committees and has adopted certain governance guidelines designed to ensure the continued excellence of the board in the performance of its duties.  The roles of the committees and the governance guidelines are discussed below.  The Corporation’s Corporate Governance Guidelines, the charters of the Nominating and Corporate Governance Committee, the Audit and Finance Committee, and the Compensation and Management Development Committee, the Corporation’s Business Conduct Guidelines, and the Environmental, Health and Safety Policy are available on the Corporation’s website at www.courier.com.  Printed copies are available free of charge by contacting General Counsel, Courier Corporation, 15 Wellman Avenue, North Chelmsford, MA 01863.

Code of Ethics

On November 4, 2003, the Board adopted, and subsequently amended on September 18, 2007, and January 25, 2012, the Courier Corporation Business Conduct Guidelines for all directors, officers and employees of the Corporation.  The Courier Corporation Business Conduct Guidelines have been posted on the Corporation’s website at www.courier.com.

Board Meetings and Committees

The Board held a total of six meetings during the fiscal year ended September 27, 2014.  The Board has established the following separately designated standing committees: an Audit and

Finance Committee, a Compensation and Management Development Committee and a Nominating and Corporate Governance Committee.

Audit and Finance Committee

The Audit and Finance Committee (the “Audit Committee”) consists of Messrs. Braverman, Markell, and Skates.  Mr. Skates serves as Chairperson of the Audit Committee. The Board of Directors has determined that Messrs. Skates, Markell, and Braverman each meet all of the qualifications of an Audit Committee Financial Expert, as defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934.  All the members of the Audit Committee are “independent”, under the rules of the NASDAQ Global Select Market (“NASDAQ”) and the Securities and Exchange Commission (the “Commission”).  The functions of the Audit Committee include appointment and oversight of independent auditors for the Corporation; determination of compensation payable to the independent auditors; consultation with the Corporation’s independent auditors regarding the plan of audit; review, in consultation with the independent auditors, of their audit report and management letter; and review of reports and recommendations of the Corporation’s internal audit department. The Audit Committee has established procedures for the receipt, retention and treatment of complaints received regarding accounting, internal accounting controls or auditing matters.  These procedures, along with the Audit Committee Charter are available to stockholders on the Corporation’s website at www.courier.com. The Audit Committee held four meetings during the last fiscal year.  A part of each of the meetings was held with representatives of the Corporation’s independent auditors outside of the presence of management.  The Audit Committee also met separately with the Corporation’s internal audit manager.

Compensation and Management Development Committee

The Compensation and Management Development Committee (the “Compensation Committee”) consists of Messrs. Braverman, Hoff, Kilcullen, Markell, Skates, and Thorndike, Ms. Wagner and Professor Curley.  Mr. Hoff serves as Chairperson of the Compensation Committee.  All the members of the Compensation Committee are “independent” under the rules of NASDAQ and the Commission.  The Compensation Committee administers the Corporation’s executive compensation programs and approves the compensation of executive officers.  The Compensation Committee Charter is available to stockholders on the Corporation’s website at www.courier.com.  The Compensation Committee meets annually in November to formally review executive compensation and may meet at other times during the year on compensation matters.

At its meeting in November of each year, the Compensation Committee reviews compensation data provided by the Vice President of Human Resources to establish compensation targets for the executives for the upcoming fiscal year.  As part of the process of setting executive compensation targets, the Compensation Committee reviews the following:

•                  Total Compensation earned by the Chief Executive Officer (“CEO”) and each executive for the prior three fiscal years and potential future payments under long-term plans and change in control arrangements.

•                  Compensation data of other companies of similar size or in similar industries as the Corporation.  For fiscal year 2014, the Compensation Committee reviewed compensation data of executives from our peer group, which consisted of Barnes & Noble, Inc.; Ennis, Inc.; RR Donnelley & Sons Company; Quad/Graphics, Inc.; Scholastic Corporation; The Standard Register Company; and John Wiley & Sons, Inc.; and survey data as provided through The Survey Group 2013 Management Compensation Survey, which is a survey of compensation from 260 New England-based companies, reported on an aggregate basis based on size, industry, and geographic location without reference to company names.  The Corporation only benchmarks compensation against the peer group.

The Compensation Committee establishes and approves base salary, cash bonus amounts, and long-term incentives, including stock options and restricted stock awards, to the CEO and other executives as part of their compensation package.  The Compensation Committee also sets the performance targets for the new fiscal year’s performance-based incentive plans.

In addition, at its November meeting each year, following its review of the prior fiscal year’s operating results, the Compensation Committee approves cash bonus awards earned under our Executive Compensation Program for the fiscal year just ended.

Management’s Role in the Compensation-Setting Process.  The CEO provides his evaluation of the performance of the other executives to the Compensation Committee.  He recommends salary, non-equity incentive compensation, and equity compensation for the other executives, and recommends the business performance targets and objectives for approval by the Compensation Committee in connection with incentive compensation plans.  The CEO does not participate in discussions of his compensation by the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) consists of Messrs. Braverman, Hoff, Kilcullen, Markell, Skates, and Thorndike, Ms. Wagner and Professor Curley.  Professor Curley serves as Chairperson of the Nominating Committee.  All the members of the Nominating Committee are “independent” under the rules of NASDAQ.  The Nominating and Corporate Governance Committee Charter is available to stockholders on the Corporation’s website at www.courier.com.

The Nominating Committee, on behalf of the Board of Directors, is responsible for identifying individuals qualified to become Board members and recommending to the Board Director nominees for election, including nominees to be elected or re-elected as Directors at each annual meeting of stockholders, as more fully detailed in the Nominating Committee charter.  The Nominating Committee also periodically reviews and monitors the Corporation’s performance against the Corporate Governance Guidelines established by the Nominating Committee.  Each of the Directors is in compliance with the stock ownership requirements set forth in the Corporate Governance Guidelines.

To fulfill its responsibility to recruit and recommend to the full Board nominees for election as Directors, the Nominating Committee reviews the composition of the full Board to determine the qualifications and areas of expertise needed to further enhance the composition of the Board and works with management in attracting candidates with those qualifications.

•                  The Nominating Committee looks for nominees to have the highest personal and professional integrity, demonstrated exceptional ability and judgment, and effectiveness in serving the long-term interests of the stockholders as a member of the Board.

•                  The Nominating Committee may consider whether the nominee has direct experience in the printing or publishing industry or in the markets in which the Corporation operates and whether the nominee, if elected, assists in achieving a mix of Board members that represents a diversity of background and experience.

•                  The Nominating Committee must ensure that the Board has sufficient “independent” directors (as defined under NASDAQ’s rules) and sufficient “audit committee financial experts” on the Board to satisfy all applicable rules of NASDAQ and the Commission, including rules regarding the composition of certain committees of the Board.

•                  The Nominating Committee considers the number of other boards of public companies on which a candidate serves under our Corporate Governance Guidelines.

The Nominating Committee considers candidates for Director suggested by our stockholders, provided that the recommendations are made according to the procedures and within the time periods required under our By-laws.  Stockholder nominees whose nominations comply with these procedures and who meet the criteria outlined above, in the Nominating Committee’s Charter, and in our Corporate Governance Guidelines, will be evaluated by the Nominating Committee in the same manner as the Nominating Committee’s nominees.

In January 2015, the Nominating Committee recommended that each of Messrs. Conway and Thorndike and Prof. Curley be nominated for election to serve as a Class B Director until the Corporation’s 2018 Annual Meeting.  The Nominating Committee held no meetings during the last fiscal year; Board nominees were approved at a meeting of the Board.

Board Leadership Structure

The Board believes that the most effective leadership structure for the Corporation at this time is one with a combined Chairman and CEO, coupled with an independent Lead Director.  The Board believes that combining these roles benefits the Corporation by providing a clear and consistent strategic focus and facilitating the execution of strategies in the short and long terms.  The current Chairman and CEO has a long and proven track record in his current role and many decades of experience in the printing and publishing industries.  By combining the roles, he is better able to negotiate with the Corporation’s major customers who value a single unified decision maker and respond nimbly to their changing business needs and objectives.  The open communications between our Chairman and the rest of the Board keeps the Board informed of significant enterprise risks and major developments in operations.  Taken together with an experienced Lead Director like Mr. Thorndike, the Board believes that the structure is currently optimal for the Corporation. The Board created the position of Lead Director to strengthen independent Board oversight.  Pursuant to the Corporation’s Corporate Governance Guidelines, since our Chairman is also the CEO, the Lead Director is required to be independent and is elected by a majority of the independent Directors.  The Lead Director is charged with presiding over executive sessions of the Corporation’s independent Directors.  The Lead Director is also responsible for liaising with the Chairman on matters raised by the independent Directors and providing input on agendas and information presented to the Board.

Risk Management

The Corporation’s senior management is charged with assessing and managing the Corporation’s exposure to risk on a day-to-day basis.  Many controls and processes to mitigate and control risk are embedded in the Corporation’s operations.  The Board is primarily responsible for overseeing management in the execution of its responsibility and for evaluating the Corporation’s approach to risk management.  The Board exercises this responsibility in the course of its meetings and through its Committees.  As part of its periodic review of Management’s recommendations on the budget and guidance for upcoming fiscal periods, the Board requires Management to review the significant risks and assumptions underlying Management’s recommendations.  The Board is then able to assess and provide input on whether Management has appropriately identified and considered the risks to the Corporation’s business and prospects.  In addition, as part of any commitment of capital for capital expenditures or acquisitions or in connection with any financings or other strategic transactions, the Board considers enterprise risk as part of its deliberations of those matters.  The Board’s committees take the lead on certain areas of risk within their area of expertise or responsibility.  The Audit Committee plays a significant role in monitoring risk from a financial perspective, which may include oversight of Management’s use of hedging and derivative instruments, interest rate exposure, access to capital and capital structure.  The Audit Committee also focuses on risk associated with audit and reporting matters, using the Corporation’s internal and external auditors to confirm the robustness and verify the effectiveness of the Corporation’s disclosure controls and procedures and internal controls over financial reporting.  The Compensation Committee focuses on risk as it relates to compensation and works to ensure that management is not incented to take unreasonable risk as a result of the Corporation’s compensation structure.

Participation at Meetings

Each Director attended at least 75% of the total number of meetings held by the Board and each committee on which he or she served during fiscal year 2014. Directors are encouraged to attend our annual meeting, and a majority of the Directors did attend the 2014 Annual Meeting.  Messrs. Hoff, Thorndike, Skates and Ms. Wagner, who had conflicting business commitments, did not attend the 2014 Annual Meeting.

Directors’ Compensation

The Corporation paid its non-employee directors (Messrs. Braverman, Hoff, Kilcullen, Markell, Skates and Thorndike, Prof. Curley and Ms. Wagner) an annual retainer of $40,000 for calendar year 2014.  During fiscal year 2014, for any meeting in which they participated, they also received meeting fees of $2,500 per meeting of the Board or $1,250 for any such meeting held by phone and lasting less than one-half hour, and $1,250 for any committee meeting of the Board or $625 for any such meeting held by phone and lasting less than one-half hour. The Corporation paid annual retainer fees to non-employee directors who serve as Chairpersons of Committees of the Board as follows:  Compensation Committee, $12,500; Audit Committee, $15,000; and Nominating Committee, $7,500, and committee member retainer fees of $5,000 for Nominating Committee, $10,000 for Compensation Committee, and $10,000 for Audit Committee.  Non-employee directors may receive additional fees for service on executive, strategic initiative, stockholder value and other special committees that the Board may from time to time establish.  Total compensation earned for fiscal 2014 for each of the non-employee directors is detailed in the table below.

For fiscal 2014, the non-employee directors were allowed, at their election, to receive all or one-half of their annual retainer fees for services as Directors and as Chairpersons of Committees (“annual retainer fees”) in the form of stock units or shares of Common Stock pursuant to the Corporation’s 2010 Stock Equity Plan (the “Stock Equity Plan”).  In calendar year 2014, an aggregate of 17,363 shares were awarded to the following Directors who elected to receive shares in lieu of their annual cash retainer:  Mr. Braverman, 3,612 shares; Mr. Hoff, 3,194 shares; Mr. Markell, 3,612 shares; Mr. Skates, 3,889 shares; and Mr. Thorndike, 3,056 shares.  In addition, all non-employee directors received a restricted stock grant of approximately $50,000 based on the closing stock price on the day preceding the date of grant.  The restricted stock grants were for 2,844 shares of Common Stock each, or an aggregate of 22,752 shares, and they vest in equal amounts annually over a three-year period.

Directors’ Compensation Table - 2014

	Fees Earned or	Stock	Restricted	Total
Name of Director	Paid in Cash ($)	Awards($)	Stock Grants ($)	($)
	(1)	(2)	(3)
Paul Braverman	19,250	65,016	51,192	135,458
Kathleen Foley Curley	71,750	0	51,192	122,942
Edward J. Hoff	14,250	57,492	51,192	122,934
John J. Kilcullen	72,200	0	51,192	123,392
Peter K. Markell	16,275	65,016	51,192	132,483
Ronald L. Skates	16,275	70,002	51,192	137,469
W. Nicholas Thorndike	11,750	55,008	51,192	117,950
Susan L. Wagner	68,000	0	51,192	119,192

(1)         This column includes Board and Committee meeting fees paid in cash.  It also includes annual retainers and committee retainers, as described above.

(2)         This column reflects the value of the stock grants that were awarded to those Directors who chose to receive all or part of their annual retainer and committee retainer in shares of stock, as described above.

(3)         This column reflects the aggregate grant date fair value of the annual restricted stock awards granted on January 21, 2014.

Non-employee directors had the following aggregate stock options outstanding at the end of fiscal 2014:

Stock Options Outstanding (#)

Paul Braverman	35,693
Kathleen Foley Curley	35,693
Edward J. Hoff	35,693
John J. Kilcullen	0
Peter K. Markell	35,693
Ronald L. Skates	35,693
W. Nicholas Thorndike	35,693
Susan L. Wagner	35,693

The non-employee directors do not receive non-equity incentive plan compensation, pension, or non-qualified deferred compensation, nor do they receive any other form of compensation.  They did not receive stock option awards during fiscal year 2014.  Therefore, the columns titled “Non-Equity Incentive Plan Compensation”, “Change in Pension Value and Non-qualified Deferred Compensation Earnings”, “All Other Compensation” and “Option Awards” were intentionally omitted from the Directors’ Compensation table.

Based on a review of the reports of changes in beneficial ownership of Common Stock and written representations furnished to the Corporation, the Corporation believes that its executive officers, directors and beneficial owners of more than ten percent of the Common Stock filed on a timely basis the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 27, 2014.

Executive Officers

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

Item 11. Executive Compensation

Compensation Philosophy

The goals of our Executive Compensation Program are to:

•                  attract and retain high quality management talent and to motivate them to build and sustain value for stockholders;

•                  provide aggregate compensation opportunities that, when performance goals are achieved, will be comparable to those provided by other companies with revenues and operating characteristics similar to us; and

•                  establish for employees in management positions a significant performance-based compensation structure through incentive pay plans that do not encourage the taking of unreasonable risk.

Our Executive Compensation Program is designed to accomplish these goals by providing an annual incentive to motivate executives to achieve our annual earnings goals and two long-term incentives tying executives’ compensation to the results of the business decisions they make and to the creation of stockholder value over the long term.

On January 21, 2014, 93% of the stockholders of the Corporation approved the advisory vote, known as “say-on-pay”, on the compensation of the Corporation’s Named Executive Officers as disclosed in the Corporation’s Proxy Statement dated December 10, 2013.  During fiscal year 2014, no changes were made to our Executive Compensation Program.

Compensation Elements

The cash- and stock-based, short- and long-term components of our Executive Compensation Program begin with a total compensation amount established for each executive officer.  In determining total compensation amounts, the Compensation Committee considers the following:

•                  compensation data of companies of a similar revenue size, in similar markets and in regional areas in which we compete for executive talent.  Those companies are listed above on page 7.  However, there is no attempt to benchmark total compensation of executive officers to particular levels (e.g., median, salary midpoint) within the survey group data.  The Compensation Committee reviews the compensation data to make sure that the total compensation paid to our executives remains competitive.

•                  the total compensation earned by executives over the past three years as provided to the Compensation Committee.  The total compensation information provides confirmation to the Compensation Committee that our compensation program is indeed performance-based.

•                  the Corporation’s initiatives for the new fiscal year, and the challenges in achieving those initiatives.

•                  the performance of our executives and the company as a whole.

•                  individual job responsibilities of our executives.

Our Executive Compensation Program is designed such that three of the four compensation components are variable; therefore, total compensation can fluctuate significantly year-to-year if performance targets are exceeded, achieved, or not attained.  In addition, our Program is designed to ensure that executives are not encouraged to take excessive or unreasonable risks by balancing short- and long-term incentives and by avoiding incentives based solely on sales or revenue targets.  Executives are also required to meet certain equity ownership levels pursuant to the Corporation’s Corporate Governance Guidelines.

Total compensation, as defined in our plan, is comprised of a fixed pay component, which is base salary, and up to three variable pay components, which consist of an annual cash bonus, a long-term stock incentive, and a long-term performance incentive.  The Compensation Committee uses as a guide a target pay mix for the four compensation components.  For the CEO, the target pay mix is 45 percent in fixed pay, 20 percent in annual cash bonus, 20 percent in the long-term stock incentive, and 15 percent in a long-term performance incentive.  For the other executive officers, the target pay mix is 50 percent in fixed pay, 20 percent in annual cash bonus, 15 percent in the long-term stock incentive, and 15 percent in the long-term performance incentive. The Compensation Committee believes it is reasonable and appropriate for executive officers to have at least half of their total compensation in the form of variable pay. The Compensation Committee further believes it is appropriate for the CEO to have a higher percentage of his total compensation in the form of variable pay because of the importance of his role to grow the Corporation and increase total stockholder returns.  The actual pay mix among all of these components may fluctuate year to year among individual executives.

After a review of total compensation as described under “Compensation Elements” above, at its meeting in November 2013, the Compensation Committee approved no increase in the four pay components for the Chief Executive Officer and the Corporation’s other Named Executive Officers for fiscal 2014.

There is some disparity between the total compensation paid to our Chief Executive Officer and the two other named executive officers.  This is primarily because Mr. Conway has a long tenure as the chief executive and because of the importance of his role to grow the Corporation and increase total stockholder value.

1.  Base Salary.  The base salary is designed to compensate executives for fulfilling their job responsibilities, their expected contribution to our performance, and to aid in their attraction and retention.

2.  Annual Cash Bonus.  The annual cash bonus is intended to promote the achievement of our business goals and annual earnings objectives, and is entirely based on quantitative objectives established by the Compensation Committee at its November meeting.  An “annual cash bonus target” is set by the Compensation Committee for each executive for the fiscal year, which corresponds to an earnings target.  If the earnings target is met for the fiscal year, the executive earns his annual cash bonus target for the year.  The cash bonus plan provides for the actual amount of annual cash bonus awards to vary from 0 percent of target to 200 percent of target depending on the Corporation’s actual earnings for the fiscal year.  No annual cash bonus is earned unless a minimum earnings threshold is achieved, at which an executive earns 25 percent of the annual cash bonus target.  Earnings targets are set in 25 percent increments, from 25 percent to a maximum of 200 percent, at which an executive may earn that percentage of his annual cash bonus target based on the earnings target.

One hundred percent of the fiscal 2014 annual bonus of the CEO and other named executives was based on achieving the earnings per share target for the Corporation.  Earnings is a key measure that we use to measure our performance year to year.  Therefore, the Compensation Committee believes it is appropriate to use an earnings per share measure for the annual cash bonus.

The earnings targets for fiscal 2014 are listed below.  The earnings per share target at 100 percent is consistent with the guidance provided to stockholders for fiscal 2014.  For purposes of determining whether the earnings per share set forth below are achieved, the Compensation Committee, acting in its discretion, adjusts for transactions or events occurring during the fiscal period which it deems to be unusual and non-recurring.

	25%	50%	75%	100%	125%	150%	175%	200%
Earnings Per Share	$0.66	$0.74	$0.82	$0.90	$0.98	$1.06	$1.14	$1.22

Based on our performance in fiscal 2014, each of the CEO and the other named executives earned 75 percent of their annual cash bonus target because the 75 percent earnings per share threshold target was achieved.

Earnings targets for the fiscal 2015 annual cash bonus will continue to be based on earnings per share.

The decrease in total compensation earned for 2014 compared to the prior fiscal year of 2013 listed in the Summary Compensation Table is primarily the result of lower bonus awards earned in fiscal 2014 compared to fiscal 2013.  The increase in total compensation earned for 2013 compared to the prior fiscal year of 2012 is primarily the result of (1) higher bonus awards earned in fiscal 2013 compared to fiscal 2012; and (2) no stock awards being granted in fiscal year 2012.  Stock awards attributed to the executives’ fiscal year 2012 compensation were made in September 2011, and therefore are listed in the Summary Compensation Table under awards made in fiscal year 2011.  In addition, the amount paid as salary as reported in the Summary Compensation Table for fiscal year 2012 contains 53 weeks of salary, consistent with that year’s 53-week fiscal year period, compared to the 52-week fiscal year of 2013 and 2014.

Change in Control.  In the event we undergo a change in control, executives are entitled to receive a pro rata portion of their annual cash bonus target.  It is the Compensation Committee’s belief that making such awards pro rata based on the elapsed time period and target amount is a fair and reasonable manner in which to treat executives who, as a result of the change in control, may not have the opportunity to earn all of this incentive.

3.  Long-Term Stock Incentive (“LTSI”).  The LTSI is comprised of awards of stock options and restricted stock made under the Courier Corporation 2011 Stock Option and Incentive Plan approved by stockholders in January 2011. The Compensation Committee believes that stock-based awards closely align the interests of the executive officers with those of our stockholders.  The value of stock option awards cannot be realized unless an appreciation in the price of our Common Stock occurs over a number of years.  Similarly, the value of restricted stock awards will fluctuate with the value of our Common Stock.  We use a mix of options and restricted stock in order to manage the amount of shares awarded and minimize stockholder dilution.

Stock Option Awards.  A portion of the compensation value under the LTSI is delivered in the form of stock options.  The Compensation Committee uses the Black-Scholes option-pricing model to determine the number of shares that correspond to the compensation value to be delivered through a stock option.  The Compensation Committee awards the stock option with an exercise price equal to the fair market value of the Corporation’s Common Stock on the date of the award.

Historically, the Compensation Committee has granted stock option awards with a five-year term. Beginning in fiscal year 2013, stock option awards are granted with a ten-year term.  The Compensation Committee believes a ten-year period allows executives more opportunity to exercise options after the shares vest.   Stock option awards granted as part of the LTSI vest in equal amounts annually over a three-year period.  Vesting of awards may be accelerated by the Compensation Committee in its sole discretion.

Restricted Stock Grants.  The remaining balance of the compensation value to be delivered under the LTSI is awarded as a restricted stock grant which vests in full on the third anniversary of the date of the grant. Vesting of grants may be accelerated by the Compensation Committee in its sole discretion.  Executives receive dividends on unvested shares during the restricted period in the same amount and manner as are paid to all stockholders.  In addition, we provide tax assistance to the executive equal to 30 percent of the taxable value realized upon vesting of the restricted stock grant in order to encourage our executives to retain their shares of our Common Stock rather than sell them to meet tax obligations that result from the vesting.  The value of a restricted stock grant is determined by taking the stock price on the date of the grant and multiplying by 1.3 to reflect the value of the tax assistance.  As a result, the tax assistance does not increase the compensation value being delivered but rather is reflected in the number and value of the restricted shares being delivered.

Awards for fiscal year 2014 were granted at the Compensation Committee’s November 2013 meeting.  Ten percent of the LTSI was delivered as stock options and 90 percent was delivered as a restricted stock grant.  Through this combination of stock option and restricted stock grant awards, the Compensation Committee was able to deliver the compensation value to the executives while minimizing stockholder dilution and ensuring there would be a sufficient number of shares available in the Courier Corporation 2011 Stock Option and Incentive Plan for future years’ awards.

In addition to the LTSI awarded under the Executive Compensation Program, the Compensation Committee may also make discretionary stock awards for special purposes.   No discretionary awards were made to executives for fiscal year 2014.

Change in Control.  If we should undergo a change in control, all outstanding restricted stock grants for the executives will vest and all outstanding stock options will become fully exercisable.  It is the Compensation Committee’s belief that accelerating such awards is a fair and reasonable manner in which to treat executives who, as a result of the change in control, could otherwise forfeit the value of these incentives.

4.  Long-Term Performance Incentive (“LTPI”).  The LTPI is a cash award earned by executive officers based upon our achieving an average return on asset (ROA) target over a three-year performance period as compared against our peer group’s average ROA over a comparable three-year performance period, excluding transactions or events occurring during the fiscal period, for both the Corporation and its peers, that the Compensation Committee, acting in its discretion, deems to be unusual or non-recurring.  The Compensation Committee believes that the three-year ROA measure is an effective way to encourage executives to manage our operations responsibly and to invest in our business wisely so that our ROA exceeds the performance of our industry peers over the long-term. ROA is a financial measure typically used in industries where investments in equipment are a critical component of performance.

The LTPI earned at the close of fiscal 2014 is the 2012 LTPI, which covers the three-year performance period of fiscal 2012, 2013, and 2014.  The award is earned if our average ROA for this period exceeds by 5 percent or more our peer group’s average ROA for the comparable period.  Our average ROA for this three-year period was 5.3 percent and our peer group’s average ROA for the comparable period was 3.1 percent. Therefore, the 2012 LTPI was earned as our average ROA exceeded our peer group’s average by more than 5 percent.

The 2012 LTPI awards were approved at the Compensation Committee’s November 2014 meeting and paid out soon thereafter.  The 2013 LTPI which covers the three-year period of fiscal 2013, 2014, and 2015, and the 2014 LTPI which covers the three-year period of fiscal 2014, 2015, and 2016 will be earned if our average ROA exceeds by 5 percent or more our peer group’s average ROA for the comparable three-year periods.

Change in Control.  In the event we undergo a change in control, executives are entitled to receive a pro rata portion of their target LTPI awards.  It is the Compensation Committee’s belief that making such awards pro rata based on the elapsed time period is a fair and reasonable manner in which to treat executives who, as a result of the change in control, may not have an opportunity to earn these incentives.

Other Benefits and Perquisites

Executives generally receive the same healthcare benefits, life and disability insurance, and vacation benefits as other employees.  The executives participate in the same manner as all employees in the Courier Profit Sharing and Savings Plan, which is our retirement plan.   The plan provides all non-union employees with a 401k savings feature, a company matching contribution, and an annual profit sharing contribution.

We provide executives with certain limited perquisites and other personal benefits that the Compensation Committee believes are reasonable and appropriate for attracting and retaining executives for key positions.  Executives receive a monthly car allowance, with Mr. Conway receiving a car allowance of $1,641 per month and the other named executive officers receiving an allowance of $1,373 per month.  This amount is normally adjusted annually in January by the same percentage as the percentage increase, if any, in the annual IRS mileage reimbursement rate. Messrs. Conway, Folger, and Balakrishna participate in the Courier Corporation Deferred Compensation Program, which is a non-qualified, unfunded plan that provides for an annual award.  The annual award is the difference between what our annual profit sharing contribution would have been but for the IRS-mandated compensation maximum and the actual profit sharing contribution made to the participant’s account in the Courier Profit Sharing and Savings Plan for the plan year (which is a calendar year).   Interest is credited annually based on the investment return of one of four mutual funds within the Courier Profit Sharing and Savings Plan that the participant elects prior to the beginning of the plan year.  Messrs. Conway, Folger, and Balakrishna make no contributions to the plan.

Senior Executive Severance Program

Our Board determined that it is appropriate to reinforce and encourage the continued attention and dedication of senior members of our management to their assigned duties without distraction in potentially disruptive circumstances arising from the possibility of a change in control.  In December 2005, the Board approved the Amended and Restated Senior Executive Severance Program which sets forth the severance compensation which we will pay to certain executives in the event that the executive’s employment with us terminates under certain circumstances if we should undergo a change in control.

Messrs. Conway, Folger, and Balakrishna are participants in our Senior Executive Severance Program (the “Severance Program”).  In accordance with the Severance Program, if we should undergo a “change in control,” as defined in the Severance Program, while one of these individuals is an employee, and his employment is subsequently terminated for reasons other than death, disability, or termination for cause, he shall be entitled to a severance payment as well as continuation of participation in our group health plan until the end of the second calendar year following the year of termination; for example, if an executive officer’s employment is terminated mid-year, then he shall be entitled to receive benefits through December 31 of that year plus an additional 2 calendar years.

The occurrence or potential occurrence of a change in control transaction creates uncertainty regarding the continued employment of executive officers; and often times, such transactions are immediately followed by significant organizational changes, especially at the senior officer level.  In order to encourage executive officers to remain with us to create stockholder value and to obtain the highest value possible should we be acquired in the future, we have agreed to provide the severance benefits described above should their employment be terminated following the transaction.  In order to give the executives comfort that the obligations under the Severance Program will be fulfilled by any acquirer, we have provided for payment of severance benefits on termination by the executive for “good reason” (e.g., as a result of changes in title, responsibilities or salary), and which includes termination by the individual for any reason during a 30-day window commencing on the first anniversary of the change in control.  We provided this window period whereby the executive can resign and receive his severance to encourage the executive to remain employed for at least one year after the transaction to provide transition assistance to the acquirer.  No tax gross-up payment is provided under the Severance Program because of cost considerations.  It is the Compensation Committee’s belief that the benefits provided under our Severance Plan are consistent with severance benefits provided by other companies of similar size and in similar industries as us.

Employment Agreements

We have not entered into an employment agreement with any executive.

Tax Deductibility of Compensation

In its deliberations, the Compensation Committee considers ways to maximize deductibility of executive compensation, but nonetheless retains the discretion to compensate executive officers at levels the Compensation Committee considers commensurate with their responsibilities and achievements.  We have not adopted a policy that all executive compensation be fully deductible.

Compensation Committee

Compensation Committee of the Board of Directors:

Paul Braverman	Peter K. Markell
Kathleen Foley Curley	Ronald L. Skates
Edward J. Hoff	W. Nicholas Thorndike
John J. Kilcullen	Susan L. Wagner

Summary Compensation Table

The following narrative, table, and footnotes describe the “total compensation” earned during fiscal 2014 by our Named Executive Officers (“executives”).

The table discloses compensation information for the Chief Executive Officer, James F. Conway III, and the Chief Financial Officer, Peter M. Folger.  The table may disclose up to the next three highest paid other executives; the Corporation has one other executive officer, who is Senior Vice President and General Counsel, Rajeev Balakrishna.

The table discloses the salary of each executive.  “Salary” is base salary paid during the fiscal year before salary reduction contributions to health insurance plans and to the Courier Profit Sharing and Savings Plan.

The amounts reported under the headings, “Stock Awards”, and “Option Awards” reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of awards of restricted stock and stock options granted to the Named Executive Officers in the fiscal year indicated.  Grants of restricted stock and stock options are explained in detail in the “Compensation Discussion and Analysis” section above.

Amounts listed as “Non-Equity Incentive Plan Compensation” were earned in fiscal 2014 under the annual cash bonus for 2014 and the fiscal year 2012 LTPI for the three-year performance period ended September 27, 2014, as described more fully in the “Compensation Discussion and Analysis” section above.  These amounts were approved for payment by the Compensation Committee on November 12, 2014, and paid shortly thereafter.  We have omitted the column with the heading, “Change in Pension Value and Non-Qualified Deferred Compensation Earnings,” as we do not consider the interest credited under the Deferred Compensation Plan as above market.

Amounts listed under the heading, “All Other Compensation”, show the combined value of the executive’s perquisites, such as automobile allowance, tax assistance on amounts taxable as compensation as a result of vesting of restricted stock grant awards, company contributions to the Courier Profit Sharing and Savings Plan and the Deferred Compensation Plan, and group-term life insurance premiums.

Summary Compensation Table — 2014

						Non-Equity
						Incentive	All
				Stock	Option	Plan	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)

James F. Conway III	2014	$597,000	$0	$129,997	$19,086	$488,250	$119,666	$1,353,999
Chairman, President and	2013	$597,000	$0	$123,752	$17,572	$702,750	$76,616	$1,517,690
Chief Executive Officer	2012	$607,269	$0	$0	$0	$580,360	$65,121	$1,252,750

Peter M. Folger	2014	$321,300	$0	$74,279	$10,906	$193,875	$74,283	$674,643
Senior Vice President and	2013	$321,300	$0	$70,717	$10,042	$274,625	$49,825	$726,509
Chief Financial Officer	2012	$326,346	$0	$0	$0	$225,000	$41,047	$592,393

Rajeev Balakrishna	2014	$321,300	$0	$74,279	$10,906	$201,525	$74,858	$682,868
Senior Vice President and	2013	$321,300	$0	$127,385	$10,042	$290,375	$53,221	$802,323
General Counsel	2012	$326,346	$0	$0	$0	$238,000	$44,965	$609,311

(1)         The amounts reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of awards of restricted stock granted to the Named Executive Officers in the fiscal year indicated.

(2)         The amounts reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of awards of stock options granted to the Named Executive Officers in the fiscal year indicated. Refer to Note N to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of the relevant assumptions used in calculating the value.

(3)         Awards of Non-Equity Incentive Plan Compensation were earned under the annual cash bonus for 2014 and the fiscal year 2012 Long-term Incentive Plan as provided in the following chart:

	J. F. Conway III	P. M. Folger	R. Balakrishna

2014 Annual Cash Bonus	$326,250	$133,875	$141,525
2012 Long-Term Performance Incentive	$162,000	$60,000	$60,000

(4)         The table below presents an itemized account of “All Other Compensation” paid in 2014 to or on behalf of the executives in accordance with the Commission’s rules and regulations.

All Other Compensation

	J. F. Conway III	P. Folger	R. Balakrishna

Perquisites (a)	$19,692	$16,476	$16,476
Tax assistance (b)	$62,473	$35,701	$35,701
Company contributions (c)
Profit sharing contribution to Courier PSSP	$5,100	$5,100	$5,100
401k matching contribution	$7,800	$7,800	$7,800
Deferred Compensation Plan	$23,287	$8,360	$8,935
Life insurance premiums (d)	$1,314	$846	$846

(a)         Amounts listed are the value of executive’s perquisites which consists entirely of an automobile allowance.

(b)         Amounts listed represent the tax assistance paid upon the vesting of the restricted stock award, equal to 30 percent of the amount that is taxable as income to the executive for the fiscal year.

(c)          Represents amount paid to the profit sharing and 401k matching contribution accounts in the Courier Profit Sharing and Savings Plan and contributions that were credited to the Deferred Compensation Plan in fiscal 2014.

(d)         Company cost of group-term life insurance premiums.

Grant of Plan-Based Awards

During fiscal 2014, the Compensation Committee granted the following plan-based awards:

•                  An annual cash bonus, subject to minimum earnings performance thresholds for fiscal 2014.

•                  The 2014 LTPI, to be earned at the end of a three-year performance period (fiscal 2014, 2015, and 2016), subject to the Corporation exceeding by 5% or more its peer group’s three-year average ROA.  Since a three-year long-term performance incentive is normally granted each year, there are three overlapping long-term performance incentive awards outstanding at any time.

Grant of Plan-Based Awards — 2014

					All Other
					Stock	All Other
					Awards:	Option
					Number	Awards:	Exercise
		Estimated Future Payouts			of	Number of	or Base	Grant Date
		Under Non-Equity			Shares	Securities	Price of	Fair Value
		Incentive Plan Awards (1)			of Stock	Underlying	Option	of Stock and
	Grant	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#) (2)	(#) (3)	($/Sh) (4)	Awards (5)

James F. Conway III
Annual Cash Bonus		$108,750	$435,000	$870,000
LTPI			$165,200
Stock Incentive Plan	11/22/2013					3,948	$17.56	$19,086
Stock Incentive Plan	11/22/2013				7,403			$129,997

Peter M. Folger
Annual Cash Bonus		$44,625	$178,500	$357,000
LTPI			$61,200
Stock Incentive Plan	11/22/2013					2,256	$17.56	$10,906
Stock Incentive Plan	11/22/2013				4,230			$74,279

Rajeev Balakrishna
Annual Cash Bonus		$47,175	$188,700	$377,400
LTPI			$61,200
Stock Incentive Plan	11/22/2013					2,256	$17.56	$10,906
Stock Incentive Plan	11/22/2013				4,230			$74,279

(1)         The amounts shown for the Annual Cash Bonus for fiscal 2014 are the range of payouts that may be earned.  If the minimum earnings threshold is met, the payout amount is 25 percent of the target bonus, as shown in the “Threshold” column above. If the minimum earnings threshold is not met, the payout amount is $0.  The amount in the “Maximum” column reflects the maximum payout under the annual cash bonus program, which is 200 percent of the amount shown in the “Target” column.  The target amount for the LTPI may be earned at the end of the three-year performance period of fiscal 2014, 2015, and 2016, as described in the Compensation Discussion and Analysis section above.  These amounts were approved by the Compensation Committee on November 13, 2013.

(2)         Amounts shown in “All Other Stock Awards” column reflect shares of restricted stock granted in fiscal 2014.  Awards vest in full on the third anniversary of the date of grant.   Dividends are paid on shares of restricted stock, when and if declared, at the same rate as paid to all stockholders.

(3)         The amounts shown in the “All Other Option Awards” column reflect stock options granted in fiscal 2014, which are for a term of ten years and vest in equal amounts annually over a three-year period.

(4)         The stock option exercise price is the closing price of our Common Stock on the date of grant.

(5)         The grant date fair value for awards is calculated as follows:  (a) for restricted stock, by multiplying the number of shares granted by the closing price of our Common Stock on the date of the award; and (b) for option awards, by using the Black-Scholes option pricing model, as described in Note N to our Consolidated Financial Statements included in this Annual Report on Form 10-K.  This value does not reflect estimated forfeitures or awards actually forfeited during the year or tax assistance on grants when they vest.  The actual value, if any, that will be realized upon the exercise of an option will depend upon the difference between the exercise price of the option and the market price of our

Common Stock on the date the option is exercised.  The actual value realized by the executive with respect to a grant of restricted stock depends on the market value of the shares when the executive sells the shares after the shares have vested.

Outstanding Equity Awards at Fiscal Year-End — 2014

The following table sets forth information concerning stock options and stock awards which were outstanding as of September 27, 2014:

	Option Awards				Stock Awards
					Number of
	Number of	Number of			Shares or		Market Value
	Securities	Securities			Units of		of Shares or
	Underlying	Underlying	Option		Stock That		Units of Stock
	Unexercised	Unexercised	Exercise	Option	Have Not		That Have Not
	Options (#)	Options (#)	Price	Expiration	Vested		Vested
Name	Exercisable	Unexercisable (1)	($)	Date	(#)		($) (2)

James F. Conway III	24,214		$14.37	9/17/2015	11,240	(3)	$144,884
	14,389		$7.40	9/16/2016	7,403	(4)	$95,425
	3,347	6,694	$11.01	11/23/2022
		3,948	$17.56	11/22/2023

Peter M. Folger	13,837		$14.37	9/17/2015	6,423	(3)	$82,792
	8,222		$7.40	9/16/2016	4,230	(4)	$54,525
	1,913	3,825	$11.01	11/23/2022
		2,256	$17.56	11/22/2023

Rajeev Balakrishna	13,837		$14.37	9/17/2015	6,423	(3)	$82,792
	8,222		$7.40	9/16/2016	4,230	(4)	$54,525
	1,913	3,825	$11.01	11/23/2022	5,147	(5)	$66,345
		2,256	$17.56	11/22/2023

(1)         Unexercisable stock options have ten-year terms and vest in equal installments on the anniversary date of grant over a three-year period.

(2)         The market value is the closing price per share of our Common Stock of $12.89 per share on the last trading day of the fiscal year, multiplied by the number of unvested shares of Common Stock.

(3)         Award vests on 11/23/2015.

(4)         Award vests on 11/22/2016.

(5)         Award vests as follows:  1,715 shares vest on 11/23/2015; 1,715 shares vest on 11/23/2016; and 1,717 shares vest on 11/23/2017.

Option Exercises and Stock Vested - 2014

The following table sets forth information concerning stock option exercises and vesting of restricted stock during fiscal 2014:

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($) (1)	on Vesting (#)	on Vesting ($) (2)

James F. Conway III	0	$0	15,945	$208,242

Peter M. Folger	0	$0	9,112	$119,003

Rajeev Balakrishna	0	$0	9,112	$119,003

(1)         Represents the amounts realized based on the difference between the market price of our Common Stock on the date of exercise and the exercise price if our executives had exercised any options during the fiscal year.

(2)         Represents the amount realized based on the market price of our Common Stock on the vesting date.  These restricted stock awards were granted in fiscal 2011 and vested in fiscal 2014.

Non-Qualified Deferred Compensation

In November 1997, we established the Courier Corporation Deferred Compensation Program for certain key executives.  The current eligible participants in the plan are Messrs. Conway, Folger, and Balakrishna.  The plan is a non-qualified, unfunded plan that provides for an annual award.  The annual award is the difference between what the company annual profit sharing contribution would have been if not limited to the IRS-mandated compensation maximum and the actual profit sharing contribution made to the participant’s account in the Courier Profit Sharing and Savings Plan for the plan year (which is a calendar year).   The participants make no contributions to the plan.

Amounts are accrued and recorded in each participant’s Deferred Compensation Account.   Interest is credited annually based on the investment return of one of four mutual funds within the Courier Profit Sharing and Savings Plan that the participant elects prior to the beginning of the plan year.  We do not consider the interest credited to be above-market as the fund choices are available to all participants in the Savings Plan.  All of the participants are fully vested in the amounts credited to their Deferred Compensation Account.  Participants are eligible for a distribution of their accrued account upon retirement, termination of employment, disability, or to their beneficiary upon death.

The following table provides information with respect to the Deferred Compensation Accounts of the eligible executives:

Non-Qualified Deferred Compensation — 2014

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	Balance at Last
	Last Fiscal Year	Last Fiscal Year	Fiscal Year	Distributions	Fiscal Year End
Name	($)	($) (1)	($)	($)	($) (2)

James F. Conway III	$0	$23,287	$179,767	$0	$944,361
Peter M. Folger	$0	$8,360	$8,934	$0	$44,927
Rajeev Balakrishna	$0	$8,935	$134	$0	$30,062

(1)         Amounts in this column are included in the “All Other Compensation” column in the Summary Compensation Table.

(2)         Represents the sum of all contributions and earnings, less any withdrawals, credited to the participant’s Deferred Compensation Account as of the end of fiscal 2014.

Potential Payments Upon Termination or Change in Control

This section describes particular benefits that may become payable to executives, depending on the circumstances surrounding their termination of employment following a change in control of the Corporation.  As described earlier, the Board approved the Severance Program which sets forth the severance compensation which we will pay to an executive in the event that executive’s employment with us terminates under certain circumstances following a change in control.  The Compensation Committee established provisions for determining what amounts under the Executive Compensation Program would become payable to an executive upon a change in control.  In addition, account balances provided in the Courier Corporation Deferred Compensation Program are immediately payable upon a change in control.

In calculating the amount of any potential payments to executive officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment) occurred on the last day of the fiscal year, September 27, 2014, and that the price per share of our Common Stock is equal to $12.89, which is the closing price on the last trading day of the fiscal year, September 26, 2014.

Senior Executive Severance Program

Messrs. Conway, Folger, and Balakrishna are participants in the Severance Program.  In accordance with the Severance Program, if we undergo a “change in control”, as defined in the Severance Program, while one of these individuals remains an employee, and his employment is subsequently terminated for reasons other than death, disability, or termination for cause, he shall be entitled to a severance payment as well as continuation of participation in our group health plan until the end of the second calendar year following the year of termination.  In addition, each such individual shall receive a severance payment and benefits if within two years of the change in control, he terminates his employment for “good reason,” defined in the Severance Program to include changes in his duties or titles inconsistent with his duties or titles prior to the change in control, reduction in his base salary or failure to increase his base salary by at least the average percentage increase for all corporate officers, reduction or termination of incentive or benefit plans or programs in which he participated prior to the change in control, or relocation of our principal offices.  Termination by the individual for any reason during a 30-day window commencing on the first anniversary of the change in control is also considered “good reason” for purposes of the Severance Program.

The severance payment, which is due in a lump sum, is an amount equal to a multiple of 3.0 times the individual’s average annual salary and bonus paid or deferred during the five calendar years preceding the change in control.  Payment of the severance may be delayed up to six months after termination of employment to the extent necessary to comply with the requirement of Section 409A of the Internal Revenue Code and may also be reduced if the aggregate payment of amounts under the Severance Program and the Executive Compensation Program discussed below would trigger the payment of excise taxes under the Internal Revenue Code and the individual would be better off on an after-tax basis with such reduction.  At the sole discretion of the Board, we may choose to set aside funds in a trust to satisfy our severance obligations.

Executive Compensation Program

Under the Executive Compensation Program (the “Program”), upon a “change in control” as defined in the Program, executives are entitled to receive a pro rata portion of the annual cash bonus target and target long term performance incentive awarded under the Program.  Cash awards will be pro rated based on the number of elapsed days in the performance period from the start of the period through the date of the closing of the change in control transaction divided by the total days in the performance period.

Long-term stock incentive awards under the Program consist of a combination of stock options and restricted stock grants.  Upon a change in control, outstanding restricted stock grants vest and related tax assistance payments will be made.  In addition, outstanding stock options become fully exercisable.

Courier Corporation Deferred Compensation Program

As described earlier, Messrs. Conway, Folger, and Balakrishna participate in the Deferred Compensation Program, which is a non-qualified, unfunded plan that provides for an annual award.  Upon a change in control of the Corporation as defined in the Deferred Compensation Program, the executive has the right to receive a distribution of his account value as of the December 31 preceding the change in control, adjusted for earnings or losses based on the total investment return of the executive’s investment choice from January 1 through the date of the change in control.  Account balances as of our most recent fiscal year end are listed in the Non-qualified Deferred Compensation Table.

Potential Payments Upon Termination or Change in Control Table

Amounts assume a Change in Control and simultaneous termination of employment of each listed executive as of September 27, 2014.

	Executive Severance Program		Executive Compensation Program
					Stock	Stock
Name	Cash Award (1)	Benefits (2)	Cash (3)	LTIP (4)	Options (5)	Grants (6)	Total (7)
James F. Conway III	$3,047,538	$45,257	$488,250	$165,200	$12,585	$240,308	$3,999,138
Peter M. Folger	$1,341,779	$45,257	$193,875	$61,200	$7,191	$137,317	$1,786,619
Rajeev Balakrishna	$1,405,202	$45,257	$201,525	$61,200	$7,191	$203,662	$1,924,037

(1)         Cash payments under the Senior Executive Severance Program are equal to three times the individual’s average annual salary and cash incentives paid during the five calendar years preceding the change in control for Messrs. Conway, Folger, and Balakrishna.

(2)   Value of current medical insurance coverage with estimated annual 10 percent premium increases from an assumed termination date of September 27, 2014 through December 31, 2016.

(3)         Non-equity incentive compensation earned for fiscal 2014.  See Summary Compensation Table for explanation of amounts.

(4)         Pro rata amounts through the date of the change in control transaction under the fiscal 2013 and 2014 LTPI plans.

(5)         Amounts listed are the difference between the exercise price of the option shares and the closing price of our Common Stock on September 26, 2014 (the last trading day of fiscal 2014) of $12.89 per share.

(6)         Amounts listed are the value of restricted stock grants, based on the closing price of our Common Stock on September 26, 2014 of $12.89 per share, that become vested upon a change in control.

(7)   The actual amounts payable to an executive upon termination due to a change in control would be reduced if the aggregate payment of amounts under the Severance Program and the Executive Compensation Program would trigger the payment of excise taxes under the Internal Revenue Code, and the executive would be better off on an after-tax basis with such reduction.

Compensation Committee Interlocks and Insider Participation.

The Compensation Committee consists of Messrs. Braverman, Hoff, Kilcullen, Markell, Skates and Thorndike and Ms. Wagner and Prof. Curley.  There are no Compensation Committee interlocks or insider participation to report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 16, 2015, the ownership of Common Stock by each Director, by each executive officer named in the Summary Compensation Table below (each, a “Named Executive Officer”), by all Directors and executive officers of the Corporation as a group, and by any person or group known to the Corporation to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.  The number of shares beneficially owned by each person and entity is determined according to the rules of the Securities and Exchange Commission (the “Commission”), and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within sixty days of January 16, 2015, through the exercise of an option or similar right.  Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person or entity.

	Number of Shares
	Beneficially		% of Shares
Name	Owned (1)(2)(3)		Outstanding
James F. Conway III	586,856	(4)	5.1%
Paul Braverman	59,745		0.5%
Kathleen Foley Curley	57,789		0.5%
Edward J. Hoff	214,607	(5)	1.9%
John J. Kilcullen	2,844		0.0%
Peter K. Markell	55,477	(6)	0.5%
Ronald L. Skates	76,474	(7)	0.7%
W. Nicholas Thorndike	101,158	(8)	0.9%
Susan L. Wagner	53,731		0.5%
Peter M. Folger	113,065		1.0%
Rajeev Balakrishna	70,747		0.6%

All Directors and Executive Officers as a Group (11 persons)	1,392,493		11.8%

T. Rowe Price Associates, Inc.	1,033,219	(9)	9.0%
Dimensional Fund Advisors LP	582,418	(10)	5.1%

(1) The information concerning the amount of Common Stock beneficially owned by each of the Directors and executive officers was furnished to the Corporation by each such Director or executive officer.  The address for the Directors and executive officers is c/o Courier Corporation, 15 Wellman Avenue, North Chelmsford, MA 01863.

(2) Includes shares subject to options exercisable within sixty days of January 16, 2015 as follows:  Mr. Conway, 46,613 shares; Mr. Braverman, 31,622 shares; Prof. Curley, 24,025 shares; Mr. Hoff, 24,025 shares; Mr. Markell, 24,025 shares; Mr. Skates, 24,025 shares; Mr. Thorndike, 31,622 shares; Ms. Wagner, 24,025 shares; Mr. Folger, 26,636 shares; Mr. Balakrishna, 26,636 shares; and all Directors and executive officers as a group, 283,254 shares.  For purposes of calculating the percentage of shares outstanding with respect to each individual and the group, the shares subject to such options have been treated as if they were issued and outstanding only as to such individual or group.

(3) Includes shares allocated to individual accounts in the Courier Employee Stock Ownership Plan (the “ESOP”) as follows:  Mr. Conway, 3,308 shares; and Mr. Folger, 6,022 shares.

(4) Includes 206,385 shares owned by the James F. Conway, Jr. Trusts of which Mr. Conway III is a trustee with shared voting and investment power as to these shares.  Mr. Conway’s address is c/o the Corporation, 15 Wellman Avenue, North Chelmsford, MA 01863.

(5) Includes 100,000 shares pledged by Mr. Hoff against a line of credit with UBS Financial Services, Inc.

(6)  Includes 23,855 shares owned by the Kathleen B. Markell Revocable Trust dated 10/24/13 for the benefit of Mr. Markell’s spouse.

(7)  Includes 900 shares owned by family trusts of which Mr. Skates is a trustee with shared voting and investment power as to these shares, as to which he disclaims beneficial ownership.

(8)  Includes 3,150 shares owned by a family trust of which Mr. Thorndike is a trustee with shared voting and investment power as to these shares, as to which he disclaims beneficial ownership.

(9) Based upon information provided by T. Rowe Price Associates, Inc. (“Price Associates”) as of November 24, 2014.  The total shares held of 1,033,219 are owned by various individual and institutional investors, including T. Rowe Price Small-Cap Value Fund, Inc. (which owns 940,959 shares representing 8.2% of the shares outstanding), for which Price Associates serves as investment adviser with power to direct investments and/or power to vote the securities. Price Associates has sole dispositive power for the entire holding of 1,033,219 shares and has sole voting power for 83,260 shares.  For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.  The address for Price Associates is 100 East Pratt Street, Baltimore, MD 21202.

(10) Based upon information set forth in the most recent Form 13F filing with the Securities and Exchange Commission by Dimensional Fund Advisors LP (“Dimensional Fund”), as of September 30, 2014, Dimensional Fund owned 582,418 shares. The address for Dimensional Fund is 6300 Bee Cave Road, Austin, TX 78746.

All other information called for by Item 12 is contained in Item 11 under the caption “Compensation Discussion and Analysis.”

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

The Board has determined that each of Messrs. Braverman, Hoff, Kilcullen, Markell, Skates and Thorndike, Ms. Wagner and Prof. Curley is an “independent director” in accordance with the corporate governance rules of NASDAQ.  Therefore, the Corporation currently has a majority of “independent directors.”

Meetings of Independent Directors

Independent directors of the Corporation regularly meet in executive session outside the presence of management.  The Lead Director, Mr. Thorndike, presides over these meetings.  Any interested parties who wish to make their concerns known to the independent directors may avail themselves of the procedures listed below in the section entitled “Contacting Members of the Board of Directors.”

Contacting Members of the Board of Directors

The policy of the Board is that stockholders of the Corporation may contact the Board of Directors, including the Chairman of the Board, the independent Directors as a group, or any individual Director, by writing to the Board of Directors c/o, Courier Corporation, Attention: Rajeev Balakrishna, Compliance Officer, 15 Wellman Avenue, North Chelmsford, MA 01863.  Such writing must clearly specify the name of the individual Director or group of Directors to whom such writing is addressed.

To report complaints or concerns regarding accounting, internal accounting controls or auditing matters to the Audit Committee, write to the Compliance Officer, Courier Corporation, 15 Wellman Avenue, North Chelmsford, MA 01863.  Reports may be made anonymously.

Related Party Transactions

Under the terms of the Audit Committee charter and its Business Conduct Policy, information about transactions involving related persons are reviewed by the independent directors of the Corporation.  Related persons include, among others, the Corporation’s directors and executive officers, as well as immediate family members of directors and officers.  If the determination is made that a related person has a material interest in any transaction of the Corporation, then the Corporation’s independent directors would review, and if it were in the best interests of the Corporation, approve or ratify it.  In addition, the transaction would be required to be disclosed in accordance with the Commission’s rules.  There were no related party transactions in fiscal 2014.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected the firm of Deloitte & Touche LLP to be the Corporation’s independent auditors for the fiscal year ending September 26, 2015.  The firm was first appointed independent auditors for the Corporation in 1996.

Representatives of Deloitte & Touche LLP will be present at the 2015 Annual Meeting and will have an opportunity to make a statement if they desire to do so.  They will be available to respond to appropriate questions.

Audit Fees

Total aggregate fees billed by Deloitte & Touche LLP for professional services in connection with the audit and review of the Corporation’s Consolidated Financial Statements, and consultation regarding financial accounting and reporting standards were $780,000 and $717,500 in fiscal 2014 and 2013, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services rendered by Deloitte & Touche LLP were $0 for both fiscal 2014 and 2013.

Tax Fees

The aggregate fees billed for services rendered by Deloitte & Touche LLP tax personnel, except those services specifically related to the audit of the financial statements, were $30,888 and $29,771 in fiscal 2014 and 2013, respectively.  Such services include tax planning, tax return reviews, and tax compliance.

All Other Fees

The Corporation used Deloitte & Touche LLP to perform certain financial and accounting due diligence on a potential investment in a company in Brazil.  The aggregate fees billed by Deloitte & Touche LLP for such services were $180,000 in fiscal 2014.

Except as reported above, no other fees were billed by Deloitte & Touche LLP in fiscal 2014 and 2013.

The Audit Committee has advised the Corporation that in its opinion the non-audit services rendered by Deloitte & Touche LLP are compatible with maintaining the independence of the auditor.

In April 2003, the Audit Committee established a policy to pre-approve all audit and non-audit services proposed to be provided by our independent auditor prior to management engaging the auditor for that purpose.  Consideration and approval of such services generally occur at the Audit Committee’s regularly scheduled quarterly meetings.  In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the Audit Committee may delegate, to one or more of its members, authority to approve audit and non-audit services.  Fees payable to the independent auditor for any specific non-audit service approved pursuant to the above-described delegation of authority requires the reporting of any such approvals to the full Audit Committee at its next regularly scheduled meeting.

In accordance with its pre-approval policy, the Audit Committee pre-approved all services in fiscal 2014 and 2013.

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K/A

1. Financial Statements

Previously filed.

2. Financial Statement Schedules

Previously filed.

3. Exhibits

The following exhibits are filed as part of this Form 10-K/A and this list includes the Exhibit Index.

Exhibit Number
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2015.

COURIER CORPORATION

By:	s/Peter M. Folger
Peter M. Folger
Senior Vice President and Chief Financial Officer