Form 10-Q
period 2014-12-27
COURIER Corp
filed 2015-02-05
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”

in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2015
Common Stock, $1 par value	11,524,463 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	THREE MONTHS ENDED
	December 27,	December 28,
	2014	2013

Net sales	$66,494	$72,260
Cost of sales	49,006	54,513

Gross profit	17,488	17,747

Selling and administrative expenses	14,187	13,115

Operating income from continuing operations	3,301	4,632

Interest expense, net	137	175

Pretax income from continuing operations	3,164	4,457

Income tax provision (Note C)	1,368	1,635

Net income from continuing operations	$1,796	$2,822

Loss from discontinued operation, net of tax (Note H)	—	(175)

Net income	$1,796	$2,647

Net income per share (Note I)
Basic:
Net income from continuing operations	$0.16	$0.25
Net loss from discontinued operation	—	(0.02)
Net income	$0.16	$0.23
Diluted:
Net income from continuing operations	$0.16	$0.25
Net loss from discontinued operation	—	(0.02)
Net income	$0.16	$0.23

Cash dividends declared per share	$0.21	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 27,	December 28,
	2014	2013

Net income	$1,796	$2,647

Other comprehensive income (loss), net of tax:
Amounts reclassified from accumulated other comprehensive income	(9)	48
Change in fair value of derivative (Note G)	(63)	—
Unrealized loss on foreign currency cash flow hedge (Note A)	(11)	—
Other comprehensive income (loss)	(83)	48
Comprehensive income	$1,713	$2,695

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 27,	September 27,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$3,287	$4,144
Investments	1,083	1,024
Accounts receivable, less allowance for uncollectible accounts of $345 at December 27, 2014 and $296 at September 27, 2014	49,930	48,200
Inventories (Note B)	41,710	38,239
Deferred income taxes	4,026	4,021
Recoverable income taxes	1,816	2,974
Other current assets	1,046	1,400

Total current assets	102,898	100,002

Property, plant and equipment less accumulated depreciation:
$236,110 at December 27, 2014 and $231,081 at September 27, 2014	84,250	83,145

Goodwill (Note A)	25,765	16,880

Other intangibles, net (Note A)	5,482	1,946

Prepublication costs, net (Note A)	5,524	5,711

Long-term investments (Notes F and G)	1,860	6,429

Other assets	2,941	2,403

Total assets	$228,720	$216,516

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	December 27,	September 27,
	2014	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of capital lease obligations (Notes D and F)	$4,022	$2,618
Current maturities of long-term debt (Notes D and F)	1,871	—
Accounts payable	12,729	11,124
Accrued payroll	6,326	8,610
Accrued taxes	949	1,051
Other current liabilities	11,143	8,918

Total current liabilities	37,040	32,321

Long-term debt (Note D)	25,899	24,508
Capital lease obligations (Notes D and F)	5,311	5,839
Deferred income taxes	2,259	1,286
Contingent consideration (Note G)	1,265	1,415
Other liabilities	8,971	6,731

Total liabilities	80,745	72,100

Stockholders’ equity (Notes K and M):
Preferred stock, $1 par value-authorized 1,000,000 shares; non issued	—	—
Common stock, $1 par value-authorized 18,000,000 shares; issued 11,467,000 at December 27, 2014 and 11,424,000 at September 27, 2014	11,467	11,424
Additional paid-in capital	21,853	21,617
Retained earnings	111,289	111,901
Accumulated other comprehensive loss	(609)	(526)
Total Courier stockholders’ equity	144,000	144,416

Noncontrolling interest (Note F)	3,975	—
Total equity	147,975	144,416
Total liabilities and stockholders’ equity	$228,720	$216,516

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	THREE MONTHS ENDED
	December 27,	December 28,
	2014	2013
Operating Activities:
Net income from continuing operations	$1,796	$2,822
Loss from discontinued operation, net of tax (Note H)	—	(175)
Net income	1,796	2,647
Adjustments to reconcile net income to cash provided from operating activites:
Depreciation of property, plant and equipment	5,028	5,213
Amortization of prepublication costs	787	908
Amortization of intangible assets	158	231
Change in fair value of loans receivable (Note F)	581	—
Change in fair value of contingent consideration (Note G)	(150)	165
Change in fair value of derivative (Note G)	108	—
Stock-based compensation	365	358
Deferred income taxes	(288)	(234)
Changes in assets and liabilities - net of acquisition:
Accounts receivable	(829)	5,178
Inventory	(3,232)	295
Accounts payable	(545)	(2,313)
Accrued and recoverable taxes	1,442	(1,018)
Other elements of working capital	(1,074)	(2,052)
Other long-term, net	(373)	136
Cash provided from operating activities	3,774	9,514

Investment Activities:
Capital expenditures	(908)	(6,095)
Acquisition of business, net of cash acquired (Note F)	(482)	—
Prepublication costs (Note A)	(600)	(713)
Loan receivable and other investments (Notes F and G)	(59)	(4,409)
Proceeds on disposition of assets (Note H)	150	—
Life insurance proceeds	—	387
Cash used for investment activities	(1,899)	(10,830)

Financing Activities:
Proceeds from capital lease financing (Note D)	—	10,488
Repayments under capital lease financing (Note D)	(650)	(336)
Other long-term debt borrowings (repayments) (Note D)	326	(6,339)
Cash dividends	(2,408)	(2,416)
Proceeds from stock plans	—	8
Cash provided from (used for) financing activities	(2,732)	1,405

Increase (decrease) in cash and cash equivalents	(857)	89

Cash and cash equivalents at the beginning of the period	4,144	57

Cash and cash equivalents at the end of the period	$3,287	$146

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of December 27, 2014 and the consolidated condensed statements of operations, statements of comprehensive income and statements of cash flows for the three-month periods ended December 27, 2014 and December 28, 2013 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted. The balance sheet data as of September 27, 2014 was derived from audited year-end financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended September 27, 2014.

Discontinued Operations

The Company sold one of the businesses in its publishing segment, Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), in September 2014 (see Note H). Creative Homeowner was classified as a discontinued operation in the Company’s financial statements for all periods presented.

Goodwill and Other Intangibles

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. There were no such events or changes in circumstances in the period ended December 27, 2014. On November 18, 2014, the Company acquired a 60% ownership interest in Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm serving the education market in Brazil, and recorded goodwill of approximately $8.9 million (see Note F). “Other intangibles” include trade names, customer lists, and technology. Trade names with indefinite lives are not subject to amortization and are reviewed at least annually at the end of the fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company recorded $3.7 million of amortizable intangible assets in the first quarter of fiscal 2015 with the acquisition of Digital Page (see Note F). Other intangible assets are being amortized over two to ten-year periods. Total amortization expense for intangibles was $158,000 and $231,000 in the first quarters of fiscal years 2015 and 2014, respectively. Annual amortization expense is expected to be approximately $540,000 in fiscal 2015, $475,000 in fiscal 2016, $450,000 in fiscal 2017, $330,000 in fiscal 2018 and $215,000 in fiscal years 2019 and 2020.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, investment in convertible promissory notes (see Note G), accounts payable, debt obligations, and contingent consideration. At December 27, 2014 and September 27, 2014, the fair value of the Company’s cash, accounts receivable and accounts payable approximated their carrying values due to the short maturity of these instruments. The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing. At December 27, 2014, the Company had two forward exchange contracts to sell approximately 8 million South African Rands (ZAR) designated as cash flow hedges against two foreign currency customer orders to be settled for a total of approximately $0.7 million through March 2015. The fair values of the foreign exchange forward contracts were determined using market exchange rates (Level 2). The unrealized gain on these foreign currency cash flow hedges of $15,000, net of tax, was included in accumulated other comprehensive loss at December 27, 2014. The Company expects to reclassify the unrealized gain or loss in accumulated other comprehensive loss into earnings upon settlement of the related hedged transactions. The Company does not use financial instruments for trading or speculative purposes.

Prepublication Costs

Prepublication costs, associated with creating new titles in the publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to four years.

B.            INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 64% and 62% of the Company’s inventories at December 27, 2014 and September 27, 2014, respectively. Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

	(000’s Omitted)
	December 27, 2014	September 27, 2014
Raw materials	$10,299	$9,652
Work in process	10,558	10,326
Finished goods	20,853	18,261
Total	$41,710	$38,239

C.            INCOME TAXES

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year-to-date earnings or losses. The effect of discrete items, such as unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The Company recorded a discrete item in the first quarter of fiscal 2015 of $0.8 million for transactions costs, which are not deductible for income tax purposes, relating to the pending acquisition of the Company discussed in Note N.

The income tax provision from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Three Months Ended
	December 27, 2014		December 28, 2013
Federal taxes at statutory rates	$1,107	35.0%	$1,560	35.0%
State taxes, net of federal tax benefit	83	2.6	179	4.0
Federal manufacturer’s deduction	(147)	(4.6)	(183)	(4.1)
Transaction costs	302	9.5	30	0.7
Other	23	0.7	49	1.1
Total	$1,368	43.2%	$1,635	36.7%

D.            LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%. In December 2014, the Company extended the maturity date of this credit facility from March 2016 to December 2019. At December 27, 2014, the Company had $24.8 million in borrowings under this facility at an interest rate of 1.4%. The revolving credit facility contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service. The Company was in compliance with all such covenants at December 27, 2014. The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion. The revolving credit facility is used by the Company for both its long-term and short-term financing needs.

In the first quarter of fiscal 2014, the Company entered into a $10.5 million master security lease agreement for printing and binding equipment in its Kendallville, Indiana digital print facility. The Company accounted for this transaction as a capital lease obligation, which expires in October 2017. At December 27, 2014, $7.8 million of debt was outstanding under this arrangement and the implicit interest rate was 1.8%. Depreciation expense was calculated on a straight-line basis over the estimated useful life of the assets under the capital lease and such depreciation was approximately $358,000 and $191,000 in the first quarter of fiscal years 2015 and 2014, respectively.

In November 2014, the Company acquired Digital Page (see Note F) and assumed various capital lease and other debt obligations totaling $4.5 million. Current maturities under the capital lease obligations and other debt of $1.4 million and $1.9 million, respectively, were included in the accompanying consolidated condensed balance sheet at December 27, 2014. The long-term portion of this debt of $1.2 million includes principal payments under Digital Page’s capital leases of $1.1 million due through June 2017.

E.            OPERATING SEGMENTS

The Company has two operating segments: book manufacturing and publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and trade book publishers. In November 2014, Company acquired a 60% ownership interest in Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm serving the education market in Brazil, which has been included as a reporting unit within the book manufacturing segment (see Note F). The publishing segment consists of Dover Publications, Inc. and Research & Education Association, Inc. (“REA”). In September 2014, the Company sold its Creative Homeowner business (see Note H), which had been included in the publishing segment. Creative Homeowner was classified as a discontinued operation in the Company’s financial statements and, as such, was not reflected in the net sales and operating income (loss) in the table below.

Segment performance is evaluated based on several factors, of which the primary financial measure is operating income. For segment reporting purposes, operating income is defined as gross profit (sales less cost of sales) less selling and administrative expenses, and includes severance and other restructuring costs but excludes stock-based compensation. The Company recorded $0.8 million for transactions costs in the first quarter relating to the pending acquisition of the Company discussed in Note N. Such costs are not allocated to the business segments. As such, segment performance is evaluated exclusive of interest, income taxes, stock-based compensation, impairment charges, other income and certain transaction costs associated with the pending acquisition. The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the publishing segment.

The following table provides segment information from continuing operations for the three-month periods ended December 27, 2014 and December 28, 2013.

	(000’s Omitted)
	Three Months Ended
	December 27,	December 28,
	2014	2013
Net sales:
Book manufacturing	$59,645	$65,576
Publishing	9,015	8,585
Elimination of intersegment sales	(2,166)	(1,901)
Total	$66,494	$72,260

Pretax income (loss):
Book manufacturing operating income	$4,235	$5,310
Publishing operating income (loss)	258	(412)
Transactions costs (Note N)	(800)	—
Stock-based compensation	(365)	(358)
Elimination of intersegment profit	(27)	92
Interest expense, net	(137)	(175)
Total	$3,164	$4,457

F.            BUSINESS ACQUISITION

On November 18, 2014, the Company acquired 60% of the outstanding stock of Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, and the founder of Digital Page continues to own 40% of the business and actively manage the operations. The investment in Digital Page complements the Company’s license of its custom publishing platform to Santillana, the largest Spanish/Portuguese educational publisher in the world as Digital Page has a multiyear commercial print agreement with Santillana. Under the investment agreement, as revised in August 2014, the Company invested a total of 20 million Brazilian Reals or $7.7 million. During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately 10 million Brazilian Reals which were secured by the pledge of the equity interest in Digital Page. The principal amount of the loans was credited towards the total purchase price, which was a non-cash investing activity for the first quarter of fiscal 2015. The Company then made a capital contribution of approximately 10 million Brazilian Reals to Digital Page upon closing of which 1.25 million was paid directly to the founding shareholder. The acquisition was accounted for as a business combination and, accordingly, Digital Page’s financial results are included as a reporting unit within the book manufacturing segment in the consolidated financial statements from the date of acquisition and are reported on a one-month lag to facilitate accurate reporting. Pro forma information related to this acquisition is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial. Acquisition costs of approximately $85,000 were included in selling and administrative expenses in the first quarter of fiscal 2015.

The acquisition of Digital Page was recorded by allocating the consideration paid to the identified assets acquired, including intangible assets and liabilities assumed, based on their estimated fair value at the acquisition date. The excess of the fair value of the consideration paid over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not tax deductible.

The acquisition-date fair value of the consideration transferred, including $482,000 paid directly to the founding shareholder, was as follows:

(000’s Omitted)
Cash consideration	$3,535
Conversion of principal of loans	4,168
Total fair value of consideration transferred	$7,703

Based on these valuations, the preliminary purchase price allocation was as follows:

(000’s Omitted)
Cash	$3,053
Accounts receivable	1,051
Inventories	239
Machinery and equipment	5,227
Goodwill	8,896
Identified intangibles	3,694
Other assets	1,110
Accounts payable and accrued liabilities	(5,874)
Capital leases and other debt obligations	(4,462)
Deferred income tax liability	(1,256)
Total fair value of net assets acquired	11,678
Less: Noncontrolling interest	(3,975)
Total fair value of consideration transferred	$7,703

The fair value of the acquired identifiable intangible assets, deferred taxes and tax obligations are provisional pending receipt of the final valuations for those assets and liabilities. The Company expects to finalize the preliminary estimates of the fair value of the intangible assets, deferred taxes, and tax obligations by the end of this fiscal year.

G.            FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are short-term investments in mutual funds, a long-term investment in convertible promissory notes and contingent consideration. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges (see Note F).

Long-term investments in the accompanying consolidated condensed balance sheet include convertible promissory notes of $1.5 million issued by Nomadic Learning Limited, a startup business focused on corporate and educational learning. At December 27, 2014, a fair value assessment was performed using a discounted cash flow model and the fair value approximated the carrying value of the notes. In addition, a fair value assessment of the conversion feature embedded in the convertible promissory notes was performed at December 27, 2014 resulting in a fair value of $0.4 million reflected in “Long-term investments” and “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of December 27, 2014 and September 27, 2014 classified in one of the three levels described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 27, 2014:
Short-term investments in mutual funds	$1,058	$1,058	—	—
Convertible promissory notes:
Investment in notes receivable	1,500	—	—	$1,500
Embedded derivative	360	—	—	360
Forward foreign exchange contracts (Note A)	25	—	$25
Contingent consideration liability	(1,265)	—	—	(1,265)

As of September 27, 2014:
Short-term investments in mutual funds	$1,016	$1,016	—	—
Convertible promissory notes:
Investment in notes receivable	1,500	—	—	$1,500
Embedded derivative	468	—	—	468
Forward foreign exchange contracts (Note A)	8	—	$8	—
Contingent consideration liability	(1,415)	—	—	(1,415)

The contingent consideration liability at December 27, 2014 and September 27, 2014 relates to the acquisition of FastPencil in April 2013. The fair value of the contingent consideration was determined to be Level 3 under the fair value hierarchy and was measured using a probability weighted, discounted cash flow model, which uses significant inputs which are unobservable in the market.

The following table reflects fair value measurements using significant unobservable inputs (Level 3):

	(000’s omitted)
	Convertible Promissory Notes	Embedded Derivative	Contingent Consideration Liability
Balance at September 27, 2014	$1,500	$468	$(1,415)
Change in fair value	—	(108)	150
Amounts paid	—	—	—
Balance at December 27, 2014	$1,500	$360	$(1,265)

Balance at September 28, 2013	$500	—	(4,960)
Change in fair value	—	—	(165)
Amounts paid	—	—	—
Balance at December 28, 2013	$500	$—	$(5,125)

H.            DISCONTINUED OPERATIONS

In September 2014, the Company sold Creative Homeowner, which was a separate reporting unit within its publishing segment, for $1.0 million. Proceeds received from the sale were $450,000 in fiscal 2014, $150,000 in the first quarter of fiscal 2015 and the balance due before the end of fiscal 2015. The following table summarizes the operating results of this discontinued operation for the three-month period ended December 28, 2013.

(000’s Omitted)
Revenues	$536
Pretax loss from operations	(188)
Income tax provision (benefit)	(13)
Net loss from discontinued operations	$(175)

I.             NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans.

	(000’s Omitted)
	Three Months Ended
	December 27, 2014	December 28, 2013

Weighted average shares for basic	11,275	11,285
Effect of potentially dilutive shares	135	230
Weighted average shares for diluted	11,410	11,515

J.             SHARE REPURCHASE PROGRAM

On November 20, 2014, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. Through December 27, 2014, the Company had not repurchased any shares of common stock under this program.

In November 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock. In fiscal 2014, the Company repurchased 153,150 shares of common stock for approximately $2.0 million under this program. This program expired on November 21, 2014.

K.            STOCK ARRANGEMENTS

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the first quarters of fiscal 2015 and 2014 was $365,000 and $358,000, respectively. The related tax benefit recognized in the first quarters of fiscal 2015 and 2014 was $135,000 and $127,000, respectively. Unrecognized stock-based compensation cost at December 27, 2014 was $1.9 million, to be recognized over a weighted-average period of 2.3 years.

The Company annually issues a combination of stock options and stock grants to its key employees under the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”). Stock options and stock grants generally vest over three years. Options and grants relating to fiscal 2014 were awarded in November 2014; 34,896 stock options were awarded under the 2011 Plan with an exercise price of $13.44 per share, which was the stock price on the date of grant, and a weighted-average fair value of

$3.03 per share. In addition, 45,132 stock grants were awarded in November 2014 with a weighted-average fair value of $13.44 per share.

The weighted average Black-Scholes fair value assumptions for stock options awarded under the 2011 Plan in the first quarter of fiscal 2015 were as follows:

Estimated life of options (years)	10
Risk-free interest rate	2.6%
Expected volatility	42%
Expected dividend yield	6.0%

L.            RESTRUCTURING COSTS

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized. Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. As of December 27, 2014, remaining payments of approximately $2.6 million will be made over periods ranging from 1 year for the building lease obligation to 17 years for the liability related to the multi-employer pension plan. At December 27, 2014, approximately $0.6 million of the restructuring payments were included in “Other current liabilities” and $2.0 million were included in “Other liabilities” in the accompanying consolidated condensed balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 27,	or	Paid or	December 27,
	2014	Reversals	Settled	2014
Employee severance, post-retirement and other benefit costs	$88	—	$(12)	$76
Early withdrawal from multi-employer pension plan	1,926	—	(21)	1,905
Lease termination, facility closure and other costs	765	—	(98)	667
Total	$2,779	—	$(131)	$2,648

M.           EQUITY

The Company’s equity as of December 27, 2014 and September 27, 2014, and changes during the three month period ended December 27, 2014, were as follows:

	(000’s omitted)
	Company Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at September 27, 2014	$144,416	—	$144,416
Net income	1,796	—	1,796
Cash dividends	(2,408)	—	(2,408)
Noncontrolling interest in acquired business (Note F)	—	$3,975	3,975
Changes in other comprehensive income (loss)	(83)	—	(83)
Stock-based compensation	365	—	365
Other stock plan activity	(86)	—	(86)
Balance at December 27, 2014	$144,000	$3,975	$147,975

The Company’s equity as of December 28, 2013 and September 28, 2013, and changes during the three month period ended December 28, 2013, were as follows:

	(000’s omitted)
	Company Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at September 28, 2013	$146,044	—	$146,044
Net income	2,647	—	2,647
Cash dividends	(2,416)	—	(2,416)
Changes in other comprehensive income (loss)	48	—	48
Stock-based compensation	358	—	358
Other stock plan activity	(52)	—	(52)
Balance at December 28, 2013	$146,629	—	$146,629

N.            SUBSEQUENT EVENT

On January 16, 2015, the Company entered into an Agreement and Plan of Merger (the “Quad Merger Agreement”) with Quad/Graphics, Inc. (“Quad”) pursuant to which the Company’s shareholders would have received $20.50 per share, consisting of cash and shares of Quad common stock. On January 26, 2015, the Company received an unsolicited proposal from R.R. Donnelley & Sons Company (“RR Donnelley”) to acquire the Company for $23.00 per share, consisting of cash and shares of RR Donnelley common stock.

On February 5, 2015, the Company terminated the Quad Merger Agreement and simultaneously entered into an Agreement and Plan of Merger with RR Donnelley (the “RRD Merger Agreement”). Under the terms of the RRD Merger Agreement, the Company’s shareholders will have the option to elect to receive either $23.00 in cash or 1.3756 RR Donnelley common shares for each outstanding share of the Company they own. Such elections are subject to pro ration so that a total of 8.0 million shares of RR Donnelley common stock, representing approximately 51% of the total merger consideration, will be issued in the merger. The completion of the transaction is subject to customary closing conditions, including regulatory approval and approval by Courier’s shareholders.

In accordance with the terms of the Quad Merger Agreement, upon termination, the Company paid Quad a $10 million termination fee. Under the terms of the RRD Merger Agreement, RR Donnelley reimbursed the Company the entire $10 million termination fee.

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

Goodwill and Other Intangibles.  Other intangibles include customer lists and technology, which are amortized on a straight-line basis over periods ranging from two to ten years and an indefinite-lived trade name. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 27, 2014, which resulted in no change to the nature or carrying amounts of its intangible assets, with the exception of FastPencil, a reporting unit within the book manufacturing segment. The Company concluded it was necessary to record a goodwill impairment charge of $4.5 million at the end of the second quarter of fiscal 2014 and $0.3 million at the end of the fourth quarter of fiscal 2014, as well as an impairment charge of $1.2 million for FastPencil’s other intangible assets at the end of the fourth quarter of fiscal 2014. Changes in market conditions or poor operating results could result in a decline in the fair value of the Company’s goodwill and other intangible assets thereby potentially requiring an impairment charge in the future.

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

Overview:

Courier Corporation, founded in 1824, is among America’s leading book manufacturers and a leader in content management and customization in new and traditional media.  The Company also publishes books under two brands offering award-winning content and thousands of titles. The Company has two operating segments: book manufacturing and publishing.  The book manufacturing segment streamlines the process of bringing books from the point of creation to the point of use.  Courier offers services from prepress and production through storage and distribution, as well as innovative content management, customization and state-of-the-art digital print capabilities.  The publishing segment consists of Dover Publications, Inc. (“Dover”) and Research & Education Association, Inc. (“REA”).  Dover publishes over 10,000 titles in more than 30 specialty categories including children’s books, literature, art, music, crafts, mathematics, science, religion and architecture.  REA publishes test preparation and study-guide books and software for high school, college and graduate students, and professionals.

On January 16, 2015, the Company entered into an Agreement and Plan of Merger (the “Quad Merger Agreement”) with Quad/Graphics, Inc. (“Quad”) pursuant to which the Company’s shareholders would have received $20.50 per share, consisting of cash and shares of Quad common stock.  On January 26, 2015, the Company received an unsolicited proposal from R.R. Donnelley & Sons Company (“RR Donnelley”) to acquire the Company for $23.00 per share, consisting of cash and shares of RR Donnelley common stock.

On February 5, 2015, the Company terminated the Quad Merger Agreement and simultaneously entered into an Agreement and Plan of Merger with RR Donnelley (the “RRD Merger Agreement”).  Under the terms of the RRD Merger Agreement, the Company’s shareholders will have the option to elect to receive either $23.00 in cash or 1.3756 RR Donnelley common shares for each outstanding share of Courier they own.  Such elections are subject to pro ration so that a total of 8.0 million shares of RR Donnelley common stock, representing approximately 51% of the total merger consideration, will be issued in the merger.  The completion of the transaction is subject to customary closing conditions, including regulatory approval and approval by Courier’s shareholders.

In accordance with the terms of the Quad Merger Agreement, upon termination, the Company paid Quad a $10 million termination fee.  Under the terms of the RRD Merger Agreement, RR Donnelley reimbursed the Company the entire $10 million termination fee.

Results of Continuing Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Three Months Ended
	December 27, 2014	December 28, 2013	% Change

Net sales	$66,494	$72,260	-8.0%
Cost of sales	49,006	54,513	-10.1%
Gross profit	17,488	17,747	-1.5%
As a percentage of sales	26.3%	24.6%

Selling and administrative expenses	14,187	13,115	8.2%
Operating income	3,301	4,632	-28.7%
Interest expense, net	137	175	-21.7%
Pretax income	3,164	4,457	-29.0%
Provision for income taxes	1,368	1,635	-16.3%
Net income	$1,796	$2,822	-36.4%

Net income per diluted share	$0.16	$0.25	-36.0%

Revenues from continuing operations in the first quarter of fiscal 2015 were $66.5 million, down 8% from the same period last year. Book manufacturing segment sales decreased 9% to $59.6 million with growth in the education market offset by lower sales in the religious market. In the publishing segment, revenues grew 5% to $9.0 million compared to last year’s first quarter.

Net income for the quarter was $1.8 million compared with $2.8 million in the first three months of fiscal 2014. Results include $800,000, or $0.07 per diluted share, for transaction costs associated with the pending acquisition of the Company, which are not deductible for income tax purposes. Results also included losses on foreign currency translation related to the Company’s acquisition of Digital Page Gráfica E Editora (“Digital Page”) of $870,000, or $0.05 per diluted share.  Results in the book manufacturing segment were down from the first quarter of last year reflecting the reduced sales volume and costs associated with the acquisition of Digital Page. Results in the publishing segment were profitable in the first three months of fiscal 2015 compared to a loss in the corresponding period of fiscal 2014.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 27, 2014	December 28, 2013	% Change

Net sales	$59,645	$65,576	-9.0%
Cost of sales	45,663	51,216	-10.8%
Gross profit	13,982	14,360	-2.6%
As a percentage of sales	23.4%	21.9%

Selling and administrative expenses	9,747	9,050	7.7%
Operating income	$4,235	$5,310	-20.2%

Within the book manufacturing segment, the Company focuses on three key publishing markets: education, religious and specialty trade. In the first quarter of fiscal 2015, sales to the education market were $30 million, up 7% from the same period last year, primarily due to increased sales of college textbooks. Sales to the religious market were $11 million, down from $19 million in the first three months of last year, primarily due to order timing with the Company’s largest religious customer. The volume of orders from this customer fluctuates from quarter to quarter within a long-term pattern of single-digit growth.  Sales to the specialty trade market were $17 million, comparable to last year’s first quarter.

On November 18, 2014, the Company acquired 60% of the outstanding stock of Digital Page, a Sao Paulo-based digital printing firm, and the founder of Digital Page continues to own 40% of the business and actively manage the operations. The investment in Digital Page complements the Company’s license of its custom publishing platform to Santillana, the largest Spanish/Portuguese educational publisher in the world as Digital Page has a multiyear commercial print agreement with Santillana. The acquisition of Digital Page was accounted for as a business combination and, accordingly, Digital Page’s financial results are included as a reporting unit within the book manufacturing segment in the consolidated financial statements from the date of acquisition and are reported on a one-month lag to facilitate accurate reporting.

In the first quarter of fiscal 2015, cost of sales in the book manufacturing segment decreased 11%, or $5.6 million, to $45.7 million compared to the same period last year largely due to the decline in sales volume. Gross profit for the first quarter decreased $0.4 million to $14.0 million compared with the corresponding period in fiscal 2014 and, as a percentage of sales, increased to 23.4% from 21.9%, reflecting a favorable sales mix and productivity gains.

Selling and administrative expenses for the segment were $9.7 million in the first quarter of fiscal 2015, slightly higher than the same period last year, with increased foreign exchange and other costs associated with the investment in Brazil offset in part by a reduction in amortization and contingent consideration expenses related to the acquisition of FastPencil.

First quarter operating income in the book manufacturing segment declined 20% to $4.2 million compared with the first quarter of fiscal 2014, reflecting the reduced sales volume and increased costs associated with the Company’s investment in Brazil.

Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Three Months Ended
	December 27, 2014	December 28, 2013	% Change

Net sales	$9,015	$8,585	5.0%
Cost of sales	5,483	5,290	3.6%
Gross profit	3,532	3,295	7.2%
As a percentage of sales	39.2%	38.4%

Selling and administrative expenses	3,274	3,707	-11.7%
Operating income (loss)	$258	$(412)

The Company’s publishing segment reported revenues from continuing operations of $9.0 million, an increase of 5% over last year’s first quarter. Sales at REA were $0.7 million, slightly lower than the first three months of fiscal 2014. Sales at Dover in the first quarter of fiscal 2015 increased 6% to $8.3 million compared to the first three months last year, reflecting growth in sales to online retailers and the success of its Creative Haven product line.

Cost of sales in this segment increased 4% to $5.5 million in the first three months of fiscal 2015 compared to the prior year, reflecting the growth in sales. Gross profit increased 7% to $3.5 million compared to last year’s first quarter and, as a percentage of sales, increased to 39.2% from 38.4%, reflecting an improved cost structure in the segment.

This lower cost structure also benefitted selling and administrative expenses for the segment, which were down 12% from the comparable prior year period. The first quarter of last year included approximately $100,000 related to actions taken to reduce overhead at REA and refocus new product development.

The publishing segment’s operating income was $258,000 in the first three months of fiscal 2015 compared to a loss of $412,000 in the corresponding period last year, largely due to the improvement in sales at Dover, coupled with cost reductions.

Total Consolidated Company

Interest expense, net of interest income, was $137,000 in the first quarter of fiscal 2015 compared to $175,000 of net interest expense in the first three months of last year. Average debt under the revolving credit facility in the first quarter of fiscal 2015 was approximately $24.1 million at an average annual interest rate of 1.4%, generating interest expense of approximately $85,000. Average debt under the revolving credit facility in the first quarter of last year was also approximately $24.1 million at an average annual interest rate of 1.4%, generating interest expense of approximately $88,000. In the first quarter of fiscal 2014, the Company entered into a capital lease arrangement for certain assets in its Kendallville, Indiana digital print facility. At December 27, 2014, $7.8 million of debt was outstanding under this arrangement at an implicit interest rate of 1.8%.  Interest expense under the capital lease was approximately $32,000 and $25,000 in the first quarters of fiscal 2015 and 2014, respectively.  In addition, approximately $24,000 and $30,000 of interest expense was amortized in the first three months of fiscal years 2015 and 2014, respectively, associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility. In the first quarters of fiscal years 2015 and 2014, the Company recorded interest income of approximately $65,000 and $50,000, respectively, from loans relating to the investment in Brazil.

The Company’s effective tax rate from continuing operations for the first quarter of fiscal 2015 was 43%, compared to the 37% rate for the same period last year, reflecting nondeductible transaction costs of $800,000 associated with the pending acquisition. Excluding these transaction costs, the effective tax rate in fiscal 2015 was 34.5%, reflecting a lower effective state tax rate compared with the prior year period.

For purposes of computing net income per diluted share, weighted average shares outstanding for the first quarter of fiscal 2015 decreased by approximately 105,000 shares compared with the same period last year, primarily due to a decrease in potentially dilutive shares.

Restructuring Costs

In fiscal 2011, the Company recorded restructuring costs of $7.7 million associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. Remaining payments of approximately $2.6 million will be made over periods ranging from 1 year for the building lease obligation to 17 years for the liability related to the multi-employer pension plan.  At December 27, 2014, approximately $0.6 million of the restructuring payments were included in “Other current liabilities” and $2.0 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 27,	or	Paid or	December 27,
	2014	Reversals	Settled	2014
Employee severance, post-retirement and other benefit costs	$88	—	$(12)	$76
Early withdrawal from multi-employer pension plan	1,926	—	(21)	1,905
Lease termination, facility closure and other costs	765	—	(98)	667
Total	$2,779	—	$(131)	$2,648

Liquidity and Capital Resources:

During the first three months of fiscal 2015, operations provided $3.8 million of cash, compared to $9.5 million in the first quarter of last year; this decline was largely attributable to increased working capital requirements. Net income for the quarter was $1.8 million and depreciation and amortization were $6.0 million. Changes in working capital used $4.2 million of cash in the first quarter of fiscal 2015, largely due to an increase in inventory.

Investment activities in the first quarter of this fiscal year used $1.9 million of cash. Capital expenditures were $0.9 million.  For the entire fiscal year, capital expenditures are expected to be approximately $8 to $10 million.  Prepublication costs were $0.6 million in the first three months of fiscal 2015 and for the full fiscal year are projected to be between $2 and $3 million.

On November 18, 2014, the Company acquired 60% of the outstanding stock of Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm. Under the investment agreement, as revised in August 2014, the Company invested a total of 20 million Brazilian Reals. During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately 10 million Brazilian Reals which were secured by the pledge of the equity interest in Digital Page. The principal amount of the loans was credited towards the total purchase price of $7.7 million, with $3.5 million in cash paid upon closing, of which $482,000 was paid to the founder.

In December 2014, the Company signed an agreement to sell approximately 110,000 square feet of unoccupied or underutilized portions of its multi-building manufacturing complex in Westford, Massachusetts for $1.2 million. The Company will continue its current levels of book manufacturing at the site. The agreement contains a number of significant contingencies. Assuming these contingencies can be resolved, closing is anticipated in late 2015. Although the carrying value of the property is nominal, the agreement requires that the Company incur certain costs to complete the transaction, such as the separation of all utilities within the complex. If the transaction is completed, the Company anticipates realizing a gain on the sale.

Financing activities for the first three months of fiscal 2015 used approximately $2.7 million of cash.  Cash dividends of $2.4 million were paid and net borrowings decreased by $0.3 million during the first quarter of fiscal 2015.  In the first quarter of fiscal 2014, the Company entered into a $10.5 million capital lease arrangement for printing and binding equipment in its Kendallville, Indiana digital print facility. At December 27, 2014, $7.8 million of debt was outstanding under this capital lease arrangement and the implicit interest rate was 1.8%. The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  In December 2014, the Company extended the maturity date of this credit facility from March 2016 to December 2019.  At December 27, 2014, the Company had $24.8 million in borrowings under this facility at an interest rate of 1.4%.  The revolving credit facility contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all debt covenants at December 27, 2014.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

The following table summarizes the Company’s contractual obligations and commitments at December 27, 2014 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Payments:	Total	1 Year	Years	Years	5 Years
Debt, including capital lease obligations (1)	$37,103	$5,893	$6,376	$24,834	—
Interest due on debt (2)	246	142	104	—	—
Operating leases (3)	4,693	920	1,590	1,440	$743
Purchase obligations (4)	1,499	1,499	—	—	—
Contingent consideration (5)	1,265	—	1,265	—	—
Other liabilities (6)	9,952	981	4,153	722	4,096
Total	$54,758	$9,435	$13,488	$26,996	$4,839

(1)         Includes $24.8 million under the Company’s long-term revolving credit facility, which has a maturity date of December 2019, as well as capital leases and other debt associated with the acquisition of Digital Page in November 2014.

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

(6)         Includes approximately $2.6 million of restructuring costs related to closing the Stoughton, Massachusetts facility, in addition to a current liability of $0.6 million. Operating leases exclude the Stoughton building lease obligation which is included above in “Other liabilities.”

Forward-Looking Information:

This Quarterly Report on Form 10-Q includes forward-looking statements. Statements that describe future expectations, plans or strategies are considered “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Some of the factors that could affect actual results are discussed in Item 1A of this Form 10-Q and include, among others, pricing actions by competitors and other competitive pressures in the markets in which the Company competes, consolidation among customers and competitors, changes in customers’ demand for the Company’s products, including seasonal changes in customer orders and shifting orders to lower cost regions, increased concentration with a few customers, success in the execution of acquisitions and the performance and integration of acquired businesses including carrying value of intangible assets and contingent consideration, performance of investments in unconsolidated subsidiaries and exposure to risks of operating internationally, restructuring and impairment charges required under generally accepted accounting principles, insolvency of key customers or vendors, changes in technology including migration from paper-based books to digital, changes in market growth rates, changes in obligations of multiemployer pension plans and general changes in economic conditions, including currency fluctuations, changes in interest rates, changes in consumer confidence, changes in the housing market, and tightness in the credit markets, changes in raw material costs and availability, changes in the Company’s labor relations, changes in operating expenses including medical and energy costs, difficulties in the startup of new equipment or information technology systems, changes in copyright laws, changes in consumer product safety regulations, changes in environmental regulations, changes in tax regulations, changes in the Company’s effective income tax rate, and risks related to the pending acquisition of the Company.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.  The forward-looking statements included herein are made as of the date hereof, and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information concerning the Company’s “Quantitative and Qualitative Disclosures About Market Risk” as previously reported in the Company’s Annual Report on Form 10-K for the year ended September 27, 2014. With the acquisition of 60% of the equity in Digital Page in November 2014, the Company is exposed to the impact of foreign currency fluctuations in Brazil. The exposure to foreign currency movements is limited because the operating revenues and expenses of Digital Page are substantially in the local currency in which they operate. Although operating in the local currency may limit the impact of currency rate fluctuations on the results of operations of Digital Page, fluctuations in such rates may affect the translation of these results into the Company’s condensed consolidated financial statements. At December 27, 2014, the Company had two forward exchange contracts to sell a total of 8 million South African Rands (ZAR) as hedges against future sales proceeds, which were designated as cash flow hedges. The fair values of the foreign exchange forward contracts were valued using market exchange rates.  The Company does not use financial instruments for trading or speculative purposes.

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

The first section of risk factors below, “Risks Related to our Business,” represent those faced by the Company as a standalone company and should be read in conjunction with the second section of risk factors below, “Merger Related Risks,” which represent risks the Company currently faces under the merger agreement with R. R. Donnelley & Sons Company (“RRD”).

Risks Related to Our Business

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

We make periodic contributions to the two multi-employer plans pursuant to our union contracts, each of which was renewed in fiscal year 2013, to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $357,000 to these two plans in fiscal 2015, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of future union negotiations and applicable law, changes in the funding status of the plans, and any reduction in participation or withdrawal by other employers from the plans. Our continued participation in these plans could have a material adverse impact on our results of operations, cash flows or financial condition. In the event that we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of comprehensive income and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of December 27, 2014 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than 65% funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only two other contributing employers.  A withdrawal by one or both of these employers could materially increase the amount of our required contributions to this plan.  Under our contract with the bindery union, if certain events occur we have the right to withdraw from the pension plan without the union’s consent. A future withdrawal by us from either of the two multi-employer pension plans could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

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

Merger Related Risks

The value of the stock portion of the merger consideration is subject to changes based on fluctuations in the value of RRD common stock, and Courier stockholders may receive stock consideration with a value that, at the time received, is less than $23.00 per share of Courier common stock.

The market value of RRD common stock will fluctuate during the period before the date of the special meeting of Courier stockholders to vote on the adoption of the RRD merger agreement, during the period before Courier stockholders receive merger consideration in the form of RRD common stock, as well as thereafter.

Upon completion of the merger, each issued and outstanding share of Courier common stock will be converted into the right to receive the per share merger consideration, which is equal to $23.00 in cash or a number of RRD shares equal to the exchange ratio, which depends on the RRD closing stock price at signing. Accordingly, the actual number of shares and the value of RRD common stock delivered to Courier stockholders will depend on the stock price, and the value of the shares of RRD common stock delivered for each such share of Courier common stock may be greater than or less than, or equal to, $23.00. It is impossible to accurately predict fluctuations in the market price of RRD common stock and therefore impossible to accurately predict the value of the shares of RRD common stock that Courier stockholders will receive in the merger.

The market price of RRD common stock after the merger will continue to fluctuate and may be affected by factors different from those affecting shares of Courier common stock currently.

Upon completion of the merger, holders of Courier common stock will become holders of RRD common stock. The market price of RRD common stock may fluctuate significantly following consummation of the merger and holders of Courier common stock could lose the value of their investment in RRD common stock. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which could have a material adverse effect on the market for, or liquidity of, the RRD common stock, regardless of RRD’s actual operating performance. In addition, RRD’s business differs in important respects from that of Courier, and accordingly, the results of operations of the combined company and the market price of RRD common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of RRD and Courier.

Sales of shares of RRD common stock before and after the completion of the transaction may cause the market price of RRD common stock to fall.

The issuance of new shares of RRD common stock in connection with the transaction could have the effect of depressing the market price for RRD common stock.  In addition, many Courier stockholders may decide not to hold, and instead may sell, the shares of RRD common stock they will receive in the merger.  Such sales of RRD common stock could have the effect of depressing the market price for RRD common stock and may take place promptly following the merger.

Completion of the merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed. The RRD merger agreement can also be terminated by Courier under certain circumstances relating to a superior proposal, as described in the RRD merger agreement.

The obligations of RRD and Courier to complete the merger are subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions including adoption of the merger by the Courier stockholders, expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), the effectiveness of the Form S-4, the approval of the listing on the Nasdaq of the RRD common stock to be issued in the merger, the absence of an injunction prohibiting the merger, the accuracy of the representations and the warranties of the other party under the RRD merger agreement (subject to the materiality standards set forth in the RRD merger agreement), the performance by the other party of its respective obligations under the RRD merger agreement in all material respects, and in the case of RRD’s obligations to complete the merger, the absence of a material adverse effect, as described in the RRD merger agreement, on Courier following February 5, 2015.

The satisfaction of all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause RRD not to realize some or all of the benefits that RRD expects to achieve if the merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed. See the risk factor entitled “Failure to complete the merger could negatively impact the stock price and the future business and financial results of Courier,’’ below.

Under certain circumstances, if a third party makes a superior proposal, as described in the RRD merger agreement, to acquire Courier, Courier could pay RRD a termination fee of $7.5 million, terminate the RRD merger agreement, and sign a merger agreement with the third party, in which case the pending merger between Courier and RRD would not be completed.

In order to complete the merger, RRD and Courier must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, or if regulators otherwise seek to impose conditions or to challenge the merger, completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced.

Although RRD and Courier have agreed in the RRD merger agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings, and obtain the required expiration or termination of the waiting period under the HSR Act, there can be no assurance the waiting period under the HSR Act will expire or be terminated. As a condition to granting termination of the waiting period under the HSR Act or avoiding a lawsuit challenging the merger, governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of RRD’s business after completion of the merger. Under the terms of the RRD merger agreement, subject to certain exceptions, RRD and its subsidiaries are required to accept certain conditions and take certain actions imposed by governmental authorities that would apply to, or affect, the businesses, assets or properties of it, its subsidiaries or Courier and its subsidiaries. There can be no assurance regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the merger, or otherwise adversely affecting RRD’s businesses and results of operations after completion of the merger. In addition, we can provide no assurance these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. There can also be no assurance regulators will not seek to challenge the merger.

Combining the two companies may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

Courier and RRD have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on RRD’s ability to successfully combine and integrate the businesses of RRD and Courier. It is possible the pending nature of the merger and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention of both Courier and RRD, increased competition, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors, and employees or to achieve the anticipated benefits and cost savings of the merger. If RRD experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management’s attention and resources. These integration matters could have an adverse effect on each of RRD and Courier during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger could be less than anticipated.

Courier’s executive officers and directors have interests in the merger that may be different from the interests of a stockholder of Courier or RRD.

When considering the recommendation of the Courier board that Courier stockholders adopt the RRD merger agreement, Courier stockholders should be aware that directors and executive officers of Courier have certain interests in the merger that may be different from or in addition to the interests of Courier stockholders and RRD stockholders generally. These interests, which arise from both contractual arrangements existing prior to the execution of the RRD merger agreement and provisions of the RRD merger agreement, include, among others, the treatment of outstanding equity awards pursuant to the RRD merger agreement, potential severance benefits and other payments, and rights to ongoing indemnification and insurance coverage by the surviving company for acts or omissions occurring prior to the merger. As a result of these interests, these directors and executive officers of Courier might be more likely to support and to vote in favor of the proposals described in the proxy statement than if they did not have these interests. Courier’s stockholders should consider whether these interests might have influenced these directors and executive officers to support or recommend adoption of the RRD merger agreement.

The RRD merger agreement limits Courier’s ability to pursue alternatives to the merger and may discourage other companies from trying to acquire Courier for greater consideration than what RRD has agreed to pay.

The RRD merger agreement contains provisions that make it more difficult for Courier to sell its business to a party other than RRD. These provisions include a general prohibition on Courier soliciting any acquisition proposal or offer for a competing transaction. In some circumstances upon termination of the RRD merger agreement, Courier may be required to pay RRD a termination fee of $7.5 million. Further, there are only limited exceptions to Courier’s agreement that the Courier Board of Directors will not withdraw or modify in a manner adverse to RRD the recommendation of the Courier board in favor of the adoption of the RRD merger agreement and to Courier’s agreement not to enter into an agreement with respect to a superior proposal.

These provisions might discourage a third party that has an interest in acquiring Courier from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than that proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or the payment of expenses that may become payable in certain circumstances.

Proposals and actions by other interested parties could negatively impact the interests of Courier stockholders and Courier.

It is unclear what additional actions other interested parties may take with respect to potential competing proposals or to prevent the RRD merger from occurring. Such potential third party actions may cause disruption in Courier’s business and could negatively impact the expected timing of the consummation of the RRD merger. In addition, Courier’s stockholders may be persuaded to vote against adoption of the RRD merger agreement as a result of such parties’ proposals and, consequently, the required stockholder approval of the RRD merger may not be obtained. If Courier stockholders were to fail to approve the RRD merger, then:

• The RRD merger agreement may be terminated without any money going to Courier stockholders;

• If the RRD merger agreement is terminated, Courier will have to pay a termination fee to RRD in cash of $7.5 million; and

• Courier may remain a stand-alone company and reject any proposed transactions with such third parties.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of Courier.

If the merger is not completed for any reason, including as a result of Courier stockholders failing to adopt the RRD merger agreement, the ongoing business of Courier may be adversely affected and, without realizing any of the benefits of having completed the merger, Courier would be subject to a number of risks, including the following:

• Courier may experience negative reactions from the financial markets, including negative impacts on its stock price;

• Courier may experience negative reactions from its customers, vendors and employees;

• Courier will be required to pay certain costs relating to the merger, whether or not the merger is completed;

• The RRD merger agreement places certain restrictions on the conduct of Courier’s businesses prior to completion of the merger. Such restrictions, the waiver of which is subject to the consent of RRD (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent Courier from taking certain specified actions during the pendency of the merger; and

• Matters relating to the merger, including integration planning, will require substantial commitments of time and resources by Courier management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to Courier as an independent company.

In addition to the above risks, Courier may be required, under certain circumstances, to pay to RRD a termination fee of $7.5 million, which may materially adversely affect Courier’s financial results. Further, Courier could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against Courier to perform its obligations under the RRD merger agreement. If the merger is not completed, these risks may materialize and may adversely affect Courier’s businesses, financial condition, financial results, and stock price.

The shares of RRD common stock to be received by Courier stockholders as a result of the merger will have rights different from the shares of Courier common stock.

Upon completion of the merger, Courier stockholders will no longer be stockholders of Courier but will instead become RRD stockholders, and their rights as stockholders will be governed by the terms of the RRD charter and bylaws and by Delaware corporate law. The terms of the RRD charter and bylaws and Delaware corporate law are, in some respects, different than the terms of the Courier charter and bylaws and Massachusetts corporate law, which currently govern the rights of Courier stockholders.

After the merger, Courier stockholders will have a significantly lower ownership and voting interest in RRD than they currently have in Courier and will exercise less influence over management.

It is expected that, immediately after completion of the merger, former Courier stockholders will have significantly less of an ownership percentage of RRD common stock, compared to their previous ownership percentage of Courier common stock. Consequently, former Courier stockholders will have less influence over the management and policies of RRD than they currently have over the management and policies of Courier.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2014, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months.  Through December 27, 2014, the Company had not repurchased any shares of common stock under this program. During fiscal 2014, the Company repurchased 153,150 shares of common stock for approximately $2.0 million under a similar program which expired on November 21, 2013.

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

10.1

Third Amended and Restated Revolving Credit Agreement, dated December 19, 2014, between Courier Corporation; Citizens Bank, National Association; KeyBank National Association; JPMorgan Chase Bank, N.A.; and TD Bank, N.A., providing for a $100 million revolving credit facility (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2014, and incorporated herein by reference).

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

COURIER CORPORATION

(Registrant)

February 5, 2015	By:	/s/James F. Conway III
Date		James F. Conway III
Chairman, President and
Chief Executive Officer

February 5, 2015	By:	/s/Peter M. Folger
Date		Peter M. Folger
Senior Vice President and
Chief Financial Officer

February 5, 2015	By:	/s/Kathleen M. Leon
Date		Kathleen M. Leon
Vice President and
Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1

Third Amended and Restated Revolving Credit Agreement, dated December 19, 2014, between Courier Corporation; Citizens Bank, National Association; KeyBank National Association; JPMorgan Chase Bank, N.A.; and TD Bank, N.A., providing for a $100 million revolving credit facility (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2014, and incorporated herein by reference).

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

*   Filed herewith.

** Furnished herewith.