Form 10-Q
period 2015-03-28
COURIER Corp
filed 2015-05-07
CIK 25212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, $1 par value	11,516,746 shares

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands except per share amounts)

	QUARTER ENDED		SIX MONTHS ENDED
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014

Net sales	$60,580	$60,580	$127,074	$132,840
Cost of sales	51,102	50,070	100,108	104,583

Gross profit	9,478	10,510	26,966	28,257

Selling and administrative expenses (Note A)	25,618	11,429	39,805	24,544
Impairment charge, net (Note G)	434	1,870	434	1,870

Operating income (loss) from continuing operations	(16,574)	(2,789)	(13,273)	1,843

Interest expense, net	691	108	828	283

Pretax income (loss) from continuing operations	(17,265)	(2,897)	(14,101)	1,560

Income tax provision (benefit) (Note C)	(1,709)	(339)	(341)	1,297

Net income (loss) from continuing operations	(15,556)	(2,558)	(13,760)	263

Loss from discontinued operation, net of tax (Note I)	—	(812)	—	(986)

Net income (loss)	(15,556)	(3,370)	(13,760)	(723)

Less: Loss attributable to noncontrolling interests	(49)	—	(49)	—

Net income (loss) attributable to Courier common stockholders	$(15,507)	$(3,370)	$(13,711)	$(723)

Net income (loss) per share (Note J)
Basic:
Net income (loss) from continuing operations	$(1.37)	$(0.23)	$(1.22)	$0.02
Net loss from discontinued operation	—	(0.07)	—	(0.09)
Net income (loss)	(1.37)	(0.30)	(1.22)	(0.06)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Courier common stockholders	$(1.37)	$(0.30)	$(1.21)	$(0.06)
Diluted:
Net income (loss) from continuing operations	$(1.37)	$(0.23)	$(1.22)	$0.02
Net loss from discontinued operation	—	(0.07)	—	(0.09)
Net income (loss)	(1.37)	(0.30)	(1.22)	(0.06)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Courier common stockholders	$(1.37)	$(0.30)	$(1.21)	$(0.06)

Cash dividends declared per share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	QUARTER ENDED		SIX MONTHS ENDED
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014

Net loss	$(15,556)	$(3,370)	$(13,760)	$(723)

Other comprehensive income (loss), net of tax:
Amounts reclassified from accumulated other comprehensive income	19	—	—	48
Translation adjustments (Note F)	(1,007)	—	(1,007)	—
Change in fair value of derivative (Note H)	175	—	112	—
Other comprehensive income (loss)	(813)	—	(895)	48
Comprehensive income (loss)	(16,369)	(3,370)	(14,655)	(675)
Less comprehensive loss attributable to noncontrolling interests (Note F)	(452)	—	(452)	—
Comprehensive income (loss) attributable to Courier stockholders	$(16,821)	$(3,370)	$(15,107)	$(675)

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 28,	September 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,646	$4,144
Investments	1,129	1,024
Accounts receivable, less allowance for uncollectible accounts of $321 at March 28, 2015 and $296 at September 27, 2014	35,582	48,200
Inventories (Note B)	46,239	38,239
Deferred income taxes	4,007	4,021
Recoverable income taxes	6,804	2,974
Other current assets	1,615	1,400

Total current assets	97,022	100,002

Property, plant and equipment less accumulated depreciation: $236 at March 28, 2015 and $231 at September 27, 2014	80,869	83,145

Goodwill (Notes A, F and G)	24,003	16,880

Other intangibles, net (Notes A, F and G)	4,227	1,946

Prepublication costs, net (Note A)	5,393	5,711

Long-term investments (Notes F and H)	2,629	6,429

Other assets	2,880	2,403

Total assets	$217,023	$216,516

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

	March 28,	September 27,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of capital lease obligations (Notes D and F)	$3,742	$2,618
Current maturities of long-term debt (Notes D and F)	1,199	—
Accounts payable	14,274	11,124
Accrued payroll	6,820	8,610
Accrued taxes	1,128	1,051
Termination fee reimbursement (Note A)	10,000	—
Other current liabilities	10,129	8,918

Total current liabilities	47,292	32,321

Long-term debt (Notes D and F)	24,148	24,508
Capital lease obligations (Notes D and F)	5,261	5,839
Deferred income taxes	1,857	1,286
Contingent consideration (Note G)	—	1,415
Other liabilities	7,990	6,731

Total liabilities	86,548	72,100

Stockholders’ equity (Notes L and N):
Preferred stock, $1 par value-authorized 1,000,000 shares; none issued	—	—
Common stock, $1 par value-authorized 18,000,000 shares; issued 11,532,000 at March 28, 2015 and 11,424,000 at September 27, 2014	11,532	11,424
Additional paid-in capital	23,077	21,617
Retained earnings	93,362	111,901
Accumulated other comprehensive loss	(1,019)	(526)
Total Courier stockholders’ equity	126,952	144,416

Noncontrolling interest (Note F)	3,523	—

Total equity	130,475	144,416

Total liabilities and stockholders’ equity	$217,023	$216,516

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	SIX MONTHS ENDED
	March 28,	March 29,
	2015	2014
Operating Activities:
Net income (loss) from continuing operations	$(13,760)	$263
Loss from discontinued operation, net of tax (Note I)	—	(986)
Net loss	(13,760)	(723)
Adjustments to reconcile net income (loss) to cash provided from operating activites:
Depreciation of property, plant and equipment	10,250	10,812
Amortization of prepublication costs	1,573	1,816
Amortization of intangible assets	334	464
Impairment charge (Note G)	1,742	4,500
Change in fair value of loans receivable (Note F)	581	—
Change in fair value of contingent consideration (Note G)	(1,415)	(2,280)
Change in fair value of derivative (Note H)	(161)	—
Stock-based compensation	639	743
Deferred income taxes	(564)	(282)
Changes in assets and liabilities - net of acquisition:
Termination fee reimbursement (Note A)	10,000	—
Accounts receivable	13,228	11,638
Inventory	(7,781)	(2,050)
Accounts payable	1,164	(2,646)
Accrued and recoverable taxes	(3,398)	(5,340)
Other elements of working capital	(2,388)	(2,647)
Other long-term, net	(533)	91
Cash provided from operating activities	9,511	14,096

Investment Activities:
Capital expenditures	(3,199)	(7,532)
Acquisition of business, net of cash acquired (Note F)	(482)	—
Prepublication costs (Note A)	(1,255)	(1,479)
Loan receivable and other investments (Notes F and G)	(605)	(4,917)
Proceeds on disposition of assets (Note I)	275	—
Life insurance proceeds	—	387
Cash used for investment activities	(5,266)	(13,541)

Financing Activities:
Proceeds from capital lease financing (Note D)	—	10,488
Repayments under capital lease financing (Note D)	(330)	(740)
Other long-term debt borrowings (repayments) (Note D)	(2,415)	(1,242)
Cash dividends	(4,828)	(4,842)
Proceeds from stock plans	943	175
Cash provided from (used for) financing activities	(6,630)	3,839

Effect of exchange rate on cash and cash equivalents	(113)	—

Increase (decrease) in cash and cash equivalents	(2,498)	4,394

Cash and cash equivalents at the beginning of the period	4,144	57

Cash and cash equivalents at the end of the period	$1,646	$4,451

The accompanying notes are an integral part of the consolidated financial statements.

COURIER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The consolidated condensed balance sheet as of March 28, 2015 and the consolidated condensed statements of operations and statements of comprehensive income for the three-month and six-month periods ended March 28, 2015 and March 29, 2014 and the statements of cash flows for the six-month periods ended March 28, 2015 and March 29, 2014 are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of such financial statements have been recorded.  The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Agreement and Plan of Merger

On February 5, 2015, the Company entered into an Agreement and Plan of Merger with RR Donnelley (the “RRD Merger Agreement”).  Under the terms of the RRD Merger Agreement, the Company’s shareholders will have the option to elect to receive either $23.00 in cash or 1.3756 RR Donnelley common shares for each outstanding share of the Company they own.  Such elections are subject to pro ration so that a total of 8.0 million shares of RR Donnelley common stock, representing approximately 51% of the total merger consideration based on the price of RR Donnelley stock on the date of the RRD Merger Agreement, will be issued in the merger.  The completion of the transaction is subject to customary closing conditions, including regulatory approval and approval by Courier’s shareholders. One of the conditions to closing was met on March 23, 2015 with the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close in the Company’s third quarter of fiscal 2015.

On January 16, 2015, the Company entered into an Agreement and Plan of Merger (the “Quad Merger Agreement”) with Quad/Graphics, Inc. (“Quad”) and subsequently terminated the Quad Merger Agreement on February 5, 2015. In accordance with the terms of the Quad Merger Agreement, upon termination, the Company paid Quad a $10 million termination fee.  Under the terms of the RRD Merger Agreement, RR Donnelley reimbursed the Company the entire $10 million termination fee.  For accounting purposes, recognition of the $10 million reimbursement from RR Donnelley has been deferred until the transaction closes and as such, the deferral of the reimbursement was included in Current Liabilities in the accompanying Consolidated Condensed Balance Sheet at March 28, 2015.

Discontinued Operations

The Company sold one of the businesses in its publishing segment, Federal Marketing Corporation, d/b/a Creative Homeowner (“Creative Homeowner”), in September 2014 (see Note I). Creative Homeowner was classified as a discontinued operation in the Company’s financial statements for all periods presented.

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

Other intangible assets are being amortized over two to ten-year periods. Total amortization expense for intangibles was approximately $176,000 and $233,000 in the second quarters and $334,000 and $464,000 in the first six months of fiscal years 2015 and 2014, respectively. Annual amortization expense is expected to be approximately $304,000 in fiscal 2015, $235,000 in fiscal 2016, $205,000 in fiscal 2017, and $200,000 in fiscal years 2018 through 2020.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, investments in mutual funds, accounts receivable, investment in convertible promissory notes (see Note H), accounts payable, and debt obligations.  At March 28, 2015 and September 27, 2014, the fair value of the Company’s cash, accounts receivable and accounts payable approximated their carrying values due to the short maturity of these instruments. The fair value of the Company’s revolving credit facility approximates its carrying value due to the variable interest rate and the Company’s current rate standing. The Company does not use financial instruments for trading or speculative purposes.

Prepublication Costs

Prepublication costs, associated with creating new titles in the publishing segment, are amortized to cost of sales using the straight-line method over estimated useful lives of three to four years.

B.                                    INVENTORIES

Inventories are valued at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for approximately 63% and 62% of the Company’s inventories at March 28, 2015 and September 27, 2014, respectively.  Other inventories, primarily in the publishing segment, are determined on a first-in, first-out (FIFO) basis.  Inventories consisted of the following:

	(000’s Omitted)
	March 28, 2015	September 27, 2014
Raw materials	$12,382	$9,652
Work in process	13,460	10,326
Finished goods	20,397	18,261
Total	$46,239	$38,239

C.                                    INCOME TAXES

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known and applies that rate to its ordinary year-to-date earnings or losses. The effect of discrete items, such as unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The Company recorded discrete items in the first and second quarters of fiscal 2015 of $0.8 million and $13.0 million, respectively, for transaction costs, which are generally not deductible for income tax purposes, relating to the pending acquisition of the Company discussed in Note A. In addition, in the second quarter of fiscal 2015, the Company recorded two discrete items; an impairment charge and a related adjustment to the fair value of contingent consideration, which are not deductible for income tax purposes (see Note G).

The income tax provision from continuing operations differs from that computed using the statutory federal income tax rates for the following reasons:

	(000’s Omitted)
	Six Months Ended
	March 28, 2015		March 29, 2014
Federal taxes at statutory rates	$(4,936)	35.0%	$546	35.0%
State taxes, net of federal tax benefit	(23)	0.2	138	8.9
Federal manufacturer’s deduction	40	(0.3)	(141)	(9.1)
Impairment charge and change in fair value of contingent consideration (Note G)	(116)	0.8	716	45.9
Transaction costs (Note A)	4,701	(33.3)	—	—
Other	(7)	—	38	2.4
Total	$(341)	2.4%	$1,297	83.1%

D.                                    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  In December 2014, the Company extended the maturity date of this credit facility from March 2016 to December 2019.  At March 28, 2015, the Company had $24.0 million in borrowings under this facility at an interest rate of 1.4%. The revolving credit facility contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all such covenants at March 28, 2015.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.

In the first quarter of fiscal 2014, the Company entered into a $10.5 million master security lease agreement for printing and binding equipment in its Kendallville, Indiana digital print facility. The Company accounted for this transaction as a capital lease obligation, which expires in October 2017. At March 28, 2015, $7.2 million of debt was outstanding under this arrangement and the implicit interest rate was 1.8%.  Depreciation expense was calculated on a straight-line basis over the estimated useful life of the assets under the capital lease and such depreciation was approximately $750,000 and $700,000 in the first six months of fiscal years 2015 and 2014, respectively.

In November 2014, the Company acquired Digital Page (see Note F) and assumed various capital lease and other debt obligations. Current maturities under the capital lease obligations and other debt of $1.1 million and $1.2 million, respectively, were included in the accompanying consolidated condensed balance sheet at March 28, 2015. The long-term portion of this debt of $0.9 million includes principal payments under Digital Page’s capital leases of $0.7 million due through June 2017.

E.                                    OPERATING SEGMENTS

The Company has two operating segments: book manufacturing and publishing. The book manufacturing segment offers a full range of services from production through storage and distribution for religious, educational and trade book publishers.  In November 2014, Company acquired a 60% ownership interest in

Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm serving the education market in Brazil, which has been included as a reporting unit within the book manufacturing segment (see Note F). The publishing segment consists of Dover Publications, Inc. and Research & Education Association, Inc. (“REA”). In September 2014, the Company sold its Creative Homeowner business (see Note I), which had been included in the publishing segment. Creative Homeowner was classified as a discontinued operation in the Company’s financial statements and, as such, was not reflected in the net sales and operating income (loss) in the table below.

Segment performance is evaluated based on several factors, of which the primary financial measure is operating income.  For segment reporting purposes, operating income is defined as gross profit (sales less cost of sales) less selling and administrative expenses, and includes severance and other restructuring costs but excludes stock-based compensation.  The Company recorded $13.8 million for transaction costs in the first six months of fiscal 2015 relating to the pending acquisition of the Company discussed in Note A.  Such costs are not allocated to the business segments. As such, segment performance is evaluated exclusive of interest, income taxes, stock-based compensation, impairment charges, other income and certain transaction costs associated with the pending acquisition.  The elimination of intersegment sales and related profit represents sales from the book manufacturing segment to the publishing segment.

The following table provides segment information from continuing operations for the three-month and six-month periods ended March 28, 2015 and March 29, 2014.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net sales:
Book manufacturing	$55,224	$55,355	$114,869	$120,931
Publishing	7,548	8,128	16,563	16,713
Elimination of intersegment sales	(2,192)	(2,903)	(4,358)	(4,804)
Total	$60,580	$60,580	$127,074	$132,840

Pretax income (loss):
Book manufacturing operating income (loss)	$(2,700)	$(718)	$1,535	$4,592
Publishing operating income (loss)	(141)	211	117	(201)
Impairment charge and reduction in fair value of contingent consideration (Note G)	(434)	(1,870)	(434)	(1,870)
Transaction costs (Note A)	(13,015)	—	(13,815)	—
Stock-based compensation	(274)	(385)	(639)	(743)
Elimination of intersegment profit	(10)	(27)	(37)	65
Interest expense, net	(691)	(108)	(828)	(283)
Total	$(17,265)	$(2,897)	$(14,101)	$1,560

F.                                     BUSINESS ACQUISITION

On November 18, 2014, the Company acquired 60% of the outstanding stock of Digital Page Gráfica E Editora (“Digital Page”), a Sao Paulo-based digital printing firm, and the founder of Digital Page continues to own 40% of the business and actively manage the operations. The investment in Digital Page complements the Company’s license of its custom publishing platform to Santillana, the largest Spanish/Portuguese educational publisher in the world as Digital Page has a multiyear commercial print agreement with Santillana. Under the investment agreement, as revised in August 2014, the Company invested a total of 20 million Brazilian Reals or $7.7 million. During the first quarter of fiscal 2014, the Company funded two loans to Digital Page totaling approximately 10 million Brazilian Reals which were secured by the pledge of the equity interest in Digital Page. The principal amount of the loans was credited towards the total purchase price, which was a non-cash investing activity for the first quarter of fiscal 2015.  The Company then made a capital contribution of approximately 10 million Brazilian Reals to Digital Page upon closing of which 1.25 million was paid directly to the founding shareholder.  The acquisition was accounted for as a business combination and, accordingly, Digital Page’s financial results are included as a reporting unit within the book manufacturing segment in the consolidated financial statements from the date of acquisition and are reported on a one-month lag to facilitate accurate reporting. In the second quarter and first half of fiscal 2015, sales of $3.8 million and operating income of $0.3 million, prior to reflecting the 40% noncontrolling interest, were included in the accompanying consolidated condensed financial statements. Pro forma information related to this acquisition is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial. Acquisition costs of approximately $150,000 were included in selling and administrative expenses in the first six months of fiscal 2015.

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

The acquisition-date fair value of the consideration transferred, including the $482,000 paid directly to the founding shareholder, was as follows:

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

G.                                   GOODWILL IMPAIRMENT CHARGE

The Company evaluates possible impairment annually at the end of its fiscal year or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (a “triggering event”). These tests are performed at the reporting unit level, which is the operating segment or one level below the operating segment. The goodwill impairment test is a two-step test.  In the second quarter of fiscal 2015, the Company determined there was a triggering event for FastPencil, which had been acquired in April 2013 and is a reporting unit within the book manufacturing segment. Revenue growth for this start-up business had been slower than projected at acquisition and the Company performed the step-one impairment test on FastPencil’s goodwill.  After performing the step-one test, the Company determined that the fair value of FastPencil was below its carrying value and as such the second step was required.  In arriving at this conclusion, the Company used a valuation methodology based on a discounted cash flow and a market value approach (Level 3 in the three-tier hierarchy — see Note A).  Key assumptions and estimates included revenue and operating income forecasts and the assessed growth rate after the forecast period. The second step of the impairment test for FastPencil included estimating the fair value of the tangible and identified intangible assets and liabilities of the impaired reporting unit.  The implied fair value of goodwill is the residual of the total fair value of the reporting unit less the accumulated fair value of identified tangible and intangible assets and liabilities.  Based on the results of these valuations, the Company concluded it was necessary to record a goodwill impairment charge of $1.0 million at the end of the second quarter of fiscal 2015 as well as an impairment charge of $0.7 million for FastPencil’s other intangible assets, representing all of the remaining goodwill and intangible assets of FastPencil. In addition, at March 28, 2015, the Company performed a fair value assessment of the related contingent “earn out” consideration payable and recorded a reduction in the liability of $1.3 million. The net impact of the impairment of FastPencil’s goodwill and the reduction in the contingent consideration payable was a charge of $434,000 in the second quarter of fiscal 2015; both adjustments are non-cash and the goodwill impairment and reduction in the contingent consideration liability are not deductible for income tax purposes. In April 2015, the Company sold 100% of its stock in FastPencil to one of the founders of FastPencil and expects to recognize a small gain on the sale.

H.                                   FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.  The Company’s only assets and liabilities adjusted to fair value on a recurring basis are short-term investments in mutual funds, a long-term investment in convertible promissory notes and contingent consideration.  In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges (see Note G).

Long-term investments in the accompanying consolidated condensed balance sheet include convertible promissory notes of $2.0 million issued by Nomadic Learning Limited, a startup business focused on corporate and educational learning. At March 28, 2015, a fair value assessment was performed using a discounted cash flow model and the fair value approximated the carrying value of the notes. In addition, a fair value assessment of the conversion feature embedded in the convertible promissory notes was performed at March 28, 2015 resulting in a fair value of $0.6 million reflected in “Long-term investments” and “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet.

The following table shows the assets and liabilities carried at fair value measured on a recurring basis as of March 28, 2015 and September 27, 2014 classified in one of the three levels described in Note A:

	(000’s Omitted)
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 28, 2015:
Short-term investments in mutual funds	$1,129	$1,129		—
Convertible promissory notes:
Investment in notes receivable	2,000			$2,000
Embedded derivative	629			629

As of September 27, 2014:
Short-term investments in mutual funds	$1,016	$1,016	—	—
Convertible promissory notes:
Investment in notes receivable	1,500	—	—	$1,500
Embedded derivative	468	—	—	468
Forward foreign exchange contracts	8		8
Contingent consideration liability (Note G)	(1,415)	—	—	(1,415)

The following table reflects fair value measurements using significant unobservable inputs (Level 3):

	(000’s omitted)
	Convertible Promissory Notes	Embedded Derivative	Contingent Consideration Liability
Balance at September 27, 2014	$1,500	$468	$(1,415)
Change in fair value	—	161	1,415
Amounts paid	500	—	—
Balance at March 28, 2015	$2,000	$629	—

Balance at September 28, 2013	$500	—	$(4,960)
Change in fair value	—	—	2,280
Amounts paid	500	—	—
Balance at March 29, 2014	$1,000	$—	$(2,680)

I.                                        DISCONTINUED OPERATIONS

In September 2014, the Company sold Creative Homeowner, which was a separate reporting unit within its publishing segment, for $1.0 million. Proceeds received from the sale were $450,000 in fiscal 2014, $275,000 in the first half of fiscal 2015 and the balance due before the end of fiscal 2015. The following table summarizes the operating results of this discontinued operation for the six-month period ended March 29, 2014.

(000’s Omitted)
Revenues	$1,399

Pretax loss from operations	$(1,568)
Income tax provision (benefit)	(582)
Net loss from discontinued operations	$(986)

J.                           NET INCOME PER SHARE

The following is a reconciliation of the outstanding shares used in the calculation of basic and diluted net income per share.  Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company’s stock option plans. In the second quarter and first six months of fiscal 2015, 203,000 and 237,000, respectively, of potentially dilutive shares were excluded due to the Company incurring losses in those periods. In the second quarter of fiscal 2014, 221,000 of potentially dilutive shares were excluded due to the Company incurring a loss in that period.

	(000’s Omitted)
	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014

Weighted average shares for basic	11,335	11,314	11,305	11,299
Effect of potentially dilutive shares	—	—	—	233
Weighted average shares for diluted	11,335	11,314	11,305	11,532

K.                                   SHARE REPURCHASE PROGRAM

On November 20, 2014, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan.  Through March 28, 2015, the Company had not repurchased any shares of common stock under this program.

In November 2013, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock.  In fiscal 2014, the Company repurchased 153,150 shares of common stock for approximately $2.0 million under this program. This program expired on November 21, 2014.

L.                        STOCK ARRANGEMENTS

The Company records stock-based compensation expense for the cost of stock options and stock grants as well as shares issued under the Company’s 1999 Employee Stock Purchase Plan, as amended. The fair value of each option awarded is calculated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation recognized in selling and administrative expenses in the accompanying financial statements in the second quarters of fiscal 2015 and 2014 was $274,000 and $385,000, respectively.  The related tax benefit recognized in the second quarters of fiscal 2015 and 2014 was $96,000 and $137,000, respectively.  For the first six months of fiscal 2015 and 2014, stock-based compensation was $639,000 and $743,000, respectively, and the related tax benefit recognized was $233,000 and $264,000 respectively. Unrecognized stock-based compensation cost at March 28, 2015 was $1.6 million, to be recognized over a weighted-average period of 2.1 years.

The Company annually issues a combination of stock options and stock grants to its key employees under the Courier Corporation 2011 Stock Option and Incentive Plan (the “2011 Plan”).  Stock options and stock grants generally vest over three years. Options and grants relating to fiscal 2014 were awarded in November 2014; 34,896 stock options were awarded under the 2011 Plan with an exercise price of $13.44 per share, which was the stock price on the date of grant, and a weighted-average fair value of $3.03 per share. In addition, 45,132 stock grants were awarded in November 2014 with a weighted-average fair value of $13.44 per share. In the second quarter of fiscal 2015, 4,558 options were exercised at a weighted-average exercise price of $13.71 per share. Also in the second quarter of fiscal 2015, 53,179 options that had been issued under the Courier Corporation 2010 Stock Equity Plan for Non-Employee Directors were exercised at a weighted-average exercise price of $13.71 per share.

The weighted average Black-Scholes fair value assumptions for stock options awarded under the 2011 Plan in fiscal 2015 were as follows:

Estimated life of options (years)	10
Risk-free interest rate	2.6%
Expected volatility	42%
Expected dividend yield	6.0%

M.                                 RESTRUCTURING COSTS

In fiscal 2011, the Company recorded restructuring costs of $7.7 million in the book manufacturing segment associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. As of March 28, 2015, remaining payments of approximately $2.4 million will be made over periods ranging from less than one year for the building lease obligation to 17 years for the liability related to the multi-employer pension plan.  At March 28, 2015, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and $1.7 million were included in “Other liabilities” in the accompanying consolidated condensed balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 27,	or	Paid or	March 28,
	2014	Reversals	Settled	2015
Employee severance, post-retirement and other benefit costs	$88	—	$(24)	$64
Early withdrawal from multi-employer pension plan	1,926	—	(38)	1,888
Lease termination, facility closure and other costs	765	—	(185)	580
Total	$2,779	—	$(247)	$2,532

N.                                    EQUITY

The Company’s equity as of March 28, 2015 and September 27, 2014, and changes during the six month period ended March 28, 2015, were as follows:

	(000’s omitted)
	Company Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at September 27, 2014	$144,416	—	$144,416
Net income (loss)	(13,711)	(49)	(13,760)
Cash dividends	(4,828)	—	(4,828)
Noncontrolling interest in acquired business (Note F)	—	3,975	3,975
Changes in other comprehensive income (loss)	(492)	(403)	(895)
Stock-based compensation	639	—	639
Other stock plan activity	928	—	928
Balance at March 28, 2015	$126,952	$3,523	$130,475

The Company’s equity as of March 29, 2014 and September 28, 2013, and changes during the six month period ended March 29, 2014, were as follows:

	(000’s omitted)
	Company Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at September 28, 2013	$146,044	—	$146,044
Net income (loss)	(723)	—	(723)
Cash dividends	(4,842)	—	(4,842)
Changes in other comprehensive income	48	—	48
Stock-based compensation	743	—	743
Other stock plan activity	365	—	365
Balance at March 29, 2014	$141,635	—	$141,635

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Goodwill and Other Intangibles.  Other intangibles include customer lists and technology, which are amortized on a straight-line basis over periods ranging from two to ten years and indefinite-lived trade names. The Company evaluates possible impairment of goodwill and other intangibles at the reporting unit level, which is the operating segment or one level below the operating segment, on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The Company completed its annual impairment test at September 27, 2014, which resulted in no change to the nature or carrying amounts of its intangible assets, with the exception of FastPencil, a reporting unit within the book manufacturing segment. The Company concluded it was necessary to record a goodwill impairment charge of $4.5 million at the end of the second quarter of fiscal 2014 and $0.3 million at the end of the fourth quarter of fiscal 2014, as well as an impairment charge of $1.2 million for FastPencil’s other intangible assets at the end of the fourth quarter of fiscal 2014. At the end of the second quarter of fiscal 2015, an impairment charge of $1.7 million was recorded representing the remainder of FastPencil’s goodwill and other intangible assets.  Changes in market conditions or poor operating results could result in a decline in the fair value of the Company’s goodwill and other intangible assets thereby potentially requiring an impairment charge in the future.

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

On February 5, 2015, the Company terminated the Quad Merger Agreement and simultaneously entered into an Agreement and Plan of Merger with RR Donnelley (the “RRD Merger Agreement”).  Under the terms of the RRD Merger Agreement, the Company’s shareholders will have the option to elect to receive either $23.00 in cash or 1.3756 RR Donnelley common shares for each outstanding share of Courier they own.  Such elections are subject to pro ration so that a total of 8.0 million shares of RR Donnelley common stock, representing approximately 51% of the total merger consideration based on the price of RR Donnelley stock on the date of the RRD Merger Agreement, will be issued in the merger.  The completion of the transaction is subject to customary closing conditions, including approval by Courier’s shareholders.  One of the conditions to closing was met on March 23, 2015 with the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976  and the Company expects the transaction to close in the second quarter of calendar 2015.

In accordance with the terms of the Quad Merger Agreement, upon termination, the Company paid Quad a $10 million termination fee.  Under the terms of the RRD Merger Agreement, RR Donnelley reimbursed the Company the entire $10 million termination fee.  The $10 million termination fee paid to Quad was included in selling and administrative expenses in the second quarter of fiscal 2015. For accounting purposes, recognition of the $10 million reimbursement from RR Donnelley has been deferred until the transaction closes and as such, the deferral of the reimbursement was included in current liabilities in the accompanying consolidated condensed balance sheet at March 28, 2015.

Results of Continuing Operations:

FINANCIAL HIGHLIGHTS

(dollars in thousands except per share amounts)

	Quarter Ended			Six Months Ended
	March 28, 2015	March 29, 2014	% Change	March 28, 2015	March 29, 2014	% Change

Net sales	$60,580	$60,580	0%	$127,074	$132,840	-4.3%
Cost of sales	51,102	50,070	2.1%	100,108	104,583	-4.3%
Gross profit	9,478	10,510	-9.8%	26,966	28,257	-4.6%
As a percentage of sales	15.6%	17.3%		21.2%	21.3%

Selling and administrative expenses	25,618	11,429	124.1%	39,805	24,544	62.2%
Impairment charge, net	434	1,870	-76.8%	434	1,870	-76.8%
Operating income (loss)	(16,574)	(2,789)		(13,273)	1,843
Interest expense, net	691	108		828	283
Pretax income (loss)	(17,265)	(2,897)		(14,101)	1,560
Income tax provision (benefit)	(1,709)	(339)		(341)	1,297
Net income (loss)	$(15,556)	$(2,558)		$(13,760)	$263

Net income (loss) per diluted share	$(1.37)	$(0.23)		$(1.22)	$0.02

Revenues from continuing operations in the second quarter of fiscal 2015 were $60.6 million, the same as last year. For the first six months, revenues were $127.1 million, down 4% from the same period last year. Book manufacturing segment sales for the quarter of $55.2 million were comparable to last year’s second quarter, as growth in the religious market and sales at Digital Page since its acquisition were offset by lower sales in the U.S. education market. For the first six months of fiscal 2015, book manufacturing sales decreased 5% to $114.9 million with lower sales in each of the three U.S. markets the Company serves. In the publishing segment, revenues were down 7% in the second quarter and down 1% in the first half of fiscal 2015 to $7.5 million and $16.6 million, respectively, compared to the corresponding periods last year.

In the second quarter of fiscal 2015, the Company reported a loss of $15.6 million compared with a loss of $2.6 million in the same period last year. For the first six months, the loss was $13.8 million compared to net income of $263,000 in the corresponding period of fiscal 2014. Results in fiscal 2015 include approximately $13 million, or $1.14 per diluted share, and $13.8 million, or $1.21 per diluted share, for the second quarter and first six months, respectively, for transaction costs associated with the pending acquisition of the Company, which are generally not deductible for income tax purposes. Fiscal 2015 year-to-date results also included losses on foreign currency translation related to the Company’s acquisition of Digital Page of $1.1 million, or $0.06 per diluted share. Results in last year’s second quarter included a $4.5 million impairment charge to the goodwill of FastPencil, acquired in April 2013. Results for the second quarter of fiscal 2014 also included a $2.6 million reduction in the contingent “earn out” consideration payable in the FastPencil acquisition due to a lower probability of FastPencil meeting the revenue targets during the earn out period. The net impact of the impairment of FastPencil’s goodwill and the reduction in the contingent consideration payable was a charge of $1.9 million. In the second quarter of fiscal 2015, the Company recorded a $1.7 million impairment charge representing the remainder of FastPencil’s goodwill and other intangible assets, as well as eliminating the balance of the related contingent consideration liability of $1.3 million, the net impact of which was a charge of $0.4 million. These goodwill impairments and adjustments to the contingent consideration liability are not deductible for income tax purposes. In April 2015, subsequent to the end of the fiscal 2015 second quarter, the Company sold FastPencil.

Book Manufacturing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Quarter Ended			Six Months Ended
	March 28, 2015	March 29, 2014	% Change	March 28, 2015	March 29, 2014	% Change

Net sales	$55,224	$55,355	0%	$114,869	$120,931	-5%
Cost of sales	48,570	48,135	1%	94,233	99,351	-5%
Gross profit	6,654	7,220	-8%	20,636	21,580	-4%
As a percentage of sales	12.0%	13.0%		18.0%	17.8%

Selling and administrative expenses	9,354	7,938	18%	19,101	16,988	12%
Operating income (loss)	$(2,700)	$(718)		$1,535	$4,592	-67%

Within the book manufacturing segment, the Company focuses on three key U.S. publishing markets: education, religious and specialty trade. In the second quarter of fiscal 2015, sales to the education market were $17 million, down from $21 million for the same period last year, with most of the decline attributable to lower sales of college textbooks. For the first six months of fiscal 2015, educations sales of $47 million were down 6% from last year with the decrease entirely attributable to elementary and high school textbooks. Sales to the religious market were $18 million in the second quarter, up 8% from last year, with sales to the Company’s largest religious customer up 18% from last year’s second quarter after an unusually slow first quarter. On a year-to-date basis, sales to this customer were down 13%. The volume of orders from this customer fluctuates from quarter to quarter within a long-term pattern of low single-digit growth. For the first six months of fiscal 2015, sales to the religious market were down 17% to $29 million. Sales to the specialty trade market were down 2% in the second quarter to $15 million, while year-to-date sales of $31 million were down 1% from the same period last year. In addition to the U.S. publishing markets, the Company also provides digital printing capabilities in Brazil with the acquisition of Digital Page on November 18, 2014.  Since Digital Page’s results are reported on a one-month lag, second quarter and year-to-date revenue includes sales for the period from the acquisition date through February 2015, which amounted to approximately $4 million.

In the second quarter of fiscal 2015, cost of sales in the book manufacturing segment increased less than 1% to $48.6 million on comparable sales levels.  For the year-to-date, cost of sales decreased 5%, or $5.1 million, compared to the same six month period last year, largely due to the decline in sales volume. Gross profit for the second quarter decreased $0.6 million to $6.7 million compared with the corresponding period in fiscal 2014 and, as a percentage of sales, decreased to 12.0% from 13.0%, principally due to lower sales in the education market and an unfavorable sales mix. For the first six months of fiscal 2015, gross profit decreased by $0.9 million, reflecting the sales levels, but increased slightly as a percentage of sales to 18.0% from 17.8%, despite a highly competitive pricing environment, as a result of lower depreciation expense and improved productivity.

Selling and administrative expenses for the segment increased $1.4 million in the second quarter and $2.1 million in the first half of fiscal 2015 compared to the same periods last year, primarily due to operating and amortization expenses commencing in the second quarter in relation to the acquisition of the Brazilian printer, Digital Page. Foreign currency exchange losses of approximately $1.1 million associated with the investment in Brazil also contributed to the year-to-date increase in selling and administrative expenses.

The book manufacturing segment reported an operating loss of $2.7 million in the second quarter of fiscal 2015 compared with $718,000 in the same period last year.  For the year to date, operating income in the book manufacturing segment was $1.5 million in fiscal 2015, down from $4.6 million for the first six months of last year.  Results for the quarter and first half of fiscal 2015 reflect lower sales, a highly competitive pricing environment and foreign currency exchange losses associated with the acquisition of Digital Page in Brazil.

Publishing Segment

SEGMENT HIGHLIGHTS

(dollars in thousands)

	Quarter Ended			Six Months Ended
	March 28, 2015	March 29, 2014	% Change	March 28, 2015	March 29, 2014	% Change

Net sales	$7,548	$8,128	-7.1%	$16,563	$16,713	-0.9%
Cost of sales	4,715	4,809	-2.0%	10,198	10,100	-1.0%
Gross profit	2,833	3,319	-14.6%	6,365	6,613	-3.8%
As a percentage of sales	37.5%	40.8%		38.4%	39.6%

Selling and administrative expenses	2,974	3,108	-4.3%	6,248	6,814	-8.3%
Operating income (loss)	$(141)	$211		$117	$(201)

The Company’s publishing segment revenues were down 7% in the second quarter to $7.5 million and down 1% to $16.6 million for the first six months of fiscal 2015, compared to the corresponding prior year periods. Sales at REA in the quarter were $1.1 million compared to $1.5 million in last year’s second quarter and for the year to date were $1.9 million, down from $2.2 million for the first six months of fiscal 2014.  The decrease in sales at REA reflects steps taken last year to narrow the focus of its new product development to key test preparation markets, such as AP, CLEP and GED. Sales at Dover in the second quarter of fiscal 2015 were down 4% to $6.4 million compared to the same period last year. Despite the shortfall in the second quarter, which historically is the slowest seasonal period for Dover, sales on a year-to-date basis of $14.7 million were up over the $14.5 million for the corresponding prior year period.  This increase reflects growth in sales to online retailers and the success of its Creative Haven line of adult coloring books.  Dover entered this emerging category in 2013 and revenues have risen steadily, with sales doubling in the first six months of fiscal 2015.

Cost of sales in this segment decreased 2% to $4.7 million in the second quarter and increased 1% to $10.2 million for the first six months of fiscal 2015 compared to the corresponding periods last year, reflecting the level of sales and product mix. Gross profit decreased 15% to $2.8 million compared to last year’s second quarter and, as a percentage of sales, decreased to 37.5% from 40.8%.  For the first six months of fiscal 2015, gross profit decreased 4% to $6.4 million and, as a percentage of sales, decreased to 38.4% from 39.6%. The decline in both the second quarter and first six months of fiscal 2015 resulted from lower sales and product mix.

Previous cost structure measures benefitted selling and administrative expenses for the segment, which were down 4% in the second quarter and 8% for the first six months from the comparable prior year periods. The first quarter of last year included approximately $100,000 related to actions taken to reduce overhead at REA and refocus new product development.

The publishing segment reported a loss of $141,000 in the second quarter of fiscal 2015 compared to operating income of $211,000 in the corresponding period last year. Despite the second-quarter loss, the segment remained modestly profitable for the year to date, with income of $117,000 versus a loss of $201,000 in the first half of last year. Major factors for the improvement included previous cost containment measures and the success of the Creative Haven product line.

Total Consolidated Company

Interest expense, net of interest income, was $691,000 in the second quarter of fiscal 2015 compared to $108,000 of net interest expense in the same period last year. For the first six months of fiscal 2015, interest expense, net of interest income was $828,000 compared to $283,000 in the first half of fiscal 2014.  Interest expense in the second quarter and first six months included $530,000 attributable to Digital Page for capital lease and other financing costs since its acquisition on November 18, 2014. Average debt under the revolving credit facility in the second quarter and first half of fiscal 2015 was approximately $22 million at an average annual interest rate of 1.4%, generating interest expense of approximately $75,000 in the second quarter and $160,000 in the first six months of the year. Average debt under the revolving credit facility in the second quarter and first half of fiscal 2014 was approximately $24 million at an average annual interest rate of 1.4%, generating interest expense of approximately $85,000 in the second quarter and $171,000 in the first six months of last year. In the first quarter of fiscal 2014, the Company entered into a capital lease arrangement for certain assets in its Kendallville, Indiana digital print facility. At March 28, 2015, $7.2 million of debt was outstanding under this arrangement at an implicit interest rate of 1.8%.  Interest expense under the capital lease was approximately $32,000 and $45,000 in the second quarters of fiscal 2015 and 2014, respectively, and approximately $65,000 and $60,000 in the first six months of fiscal 2015 and 2014, respectively.  In addition, approximately $48,000 and $58,000 of interest expense was amortized in the first six months of fiscal years 2015 and 2014, respectively, associated with the restructuring costs incurred in fiscal 2011. Interest expense also includes commitment fees and other costs associated with maintaining the Company’s $100 million revolving credit facility.

The tax benefit in the first half of fiscal 2015 includes the impact of the goodwill and other intangible assets impairment charges and corresponding reduction in the related contingent consideration liability for FastPencil.  The goodwill impairment charge and reduction in the contingent consideration liability are not deductible for income tax purposes. The first half of fiscal 2014 was similarly impacted by a goodwill impairment charge and reduction in the related contingent consideration liability for FastPencil. The Company’s effective tax rate in fiscal 2015 was also impacted by nondeductible transaction costs of $13.8 million in the first six months associated with the pending acquisition of the Company. Excluding the impact of these items, the effective tax rate for continuing operations for the first six months of fiscal 2015 was 35% compared to 38% in the same period last year, reflecting a lower effective state tax rate.

For purposes of computing net income (loss) per diluted share, weighted average shares outstanding of 11.3 million for the second quarter of fiscal 2015 were comparable to the same period last year.  In the second quarter of fiscal years 2015 and 2014, approximately 237,000 and 221,000, respectively, of potentially dilutive shares were excluded due to the Company incurring losses in those periods. For the first six months of fiscal 2015, weighted average shares outstanding were 11.3 million, excluding approximately 203,000 of potentially dilutive shares due to the Company incurring a loss in that period. For the first six months of fiscal 2014, weighted average shares outstanding were 11.5 million, including approximately 233,000 of potentially dilutive shares in the calculation of net income per diluted share from continuing operations.

Restructuring Costs

In fiscal 2011, the Company recorded restructuring costs of $7.7 million in the book manufacturing segment associated with closing and consolidating its Stoughton, Massachusetts manufacturing facility due to the impact of technology and competitive pressures affecting the one-color paperback books in which the plant specialized.  Restructuring costs included $2.3 million for employee severance and benefit costs, $2.1 million for an early withdrawal liability from a multi-employer pension plan, and $3.3 million for lease termination and other facility closure costs. As of March 28, 2105, remaining payments of approximately $2.4 million will be made over periods ranging from less than one year for the building lease obligation to 17 years for the liability related to the multi-employer pension plan.  At March 28, 2015, approximately $0.8 million of the restructuring payments were included in “Other current liabilities” and $1.7 million were included in “Other liabilities” in the accompanying consolidated balance sheet.

The following table depicts the remaining accrual balances for these restructuring costs.

	(000’s omitted)
	Accrual at	Charges	Costs	Accrual at
	September 27,	or	Paid or	March 28,
	2014	Reversals	Settled	2015
Employee severance, post-retirement and other benefit costs	$88	—	$(24)	$64
Early withdrawal from multi-employer pension plan	1,926	—	(38)	1,888
Lease termination, facility closure and other costs	765	—	(185)	580
Total	$2,779	—	$(247)	$2,532

Liquidity and Capital Resources:

During the first six months of fiscal 2015, operations provided $9.5 million of cash, compared to $14.1 million in the first half of last year.  A net loss of $13.8 million included transaction costs associated with the pending acquisition of the Company of $13.8 million. Reimbursement of the $10 million termination fee included in these costs was received in the second quarter but recognition has been deferred for accounting purposes until the pending acquisition by RR Donnelley closes. Cash provided from operations in the first half of fiscal 2015 also included a $1.7 million non-cash impairment charge and a $1.3 million reduction in the related contingent consideration liability. Depreciation and amortization were $12.2 million compared with $13.1 million in the first six months of fiscal 2014.

Investment activities in the first half of this fiscal year used $5.3 million of cash. Capital expenditures were $3.2 million and prepublication costs were $1.3 million.

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

Financing activities for the first six months of fiscal 2015 used approximately $6.6 million of cash.  Cash dividends of $4.8 million were paid and net borrowings decreased by $2.7 million during the first half of fiscal 2015.  In the first quarter of fiscal 2014, the Company entered into a $10.5 million capital lease arrangement for printing and binding equipment in its Kendallville, Indiana digital print facility. At March 28, 2015, $7.2 million of debt was outstanding under this capital lease arrangement and the implicit interest rate was 1.8%. The Company also has a $100 million long-term revolving credit facility in place under which the Company can borrow at a rate not to exceed LIBOR plus 2.25%.  In December 2014, the Company extended the maturity date of this credit facility from March 2016 to December 2019.  At March 28, 2015, the Company had $24.0 million in borrowings under this facility at an interest rate of 1.4%.  The revolving credit facility contains restrictive covenants including provisions relating to the incurrence of additional indebtedness and a quarterly test of EBITDA to debt service.  The Company was in compliance with all debt covenants at March 28, 2015.  The facility also provides for a commitment fee not to exceed 3/8% per annum on the unused portion.  The revolving credit facility is used by the Company for both its long-term and short-term financing needs.  The Company believes that its cash on hand, cash from operations and the available credit facility will be sufficient to meet its cash requirements for at least the next twelve months.

The following table summarizes the Company’s contractual obligations and commitments at March 28, 2015 to make future payments as well as its existing commercial commitments.

		(000’s omitted)
		Payments due by period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Payments:
Debt, including capital lease obligations (1)	$34,350	$4,941	$5,377	$24,032	—
Interest due on debt (2)	204	130	74	—	—
Operating leases (3)	4,693	920	1,590	1,440	$743
Purchase obligations (4)	882	882	—	—	—
Other liabilities (5)	9,050	1,060	3,233	725	4,032
Total	$49,179	$7,933	$10,274	$26,197	$4,775

(1)         Includes $24.0 million under the Company’s long-term revolving credit facility, which has a maturity date of December 2019, as well as capital leases and other debt associated with the acquisition of Digital Page in November 2014.

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

(4)         Represents capital commitments.

(5)         Includes approximately $2.5 million of restructuring costs related to closing the Stoughton, Massachusetts facility. Operating leases exclude the Stoughton building lease obligation which is included above in “Other liabilities.”

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

We make periodic contributions to the two multi-employer plans pursuant to our union contracts, each of which was renewed in fiscal year 2013, to allow the plans to meet the pension benefit obligations to plan participants. We currently expect that we will be required to contribute approximately $357,000 to these two plans in fiscal 2015, but these contributions could significantly increase due to other employers’ withdrawals or changes in the funded status of the plans. Further, if we continue to participate in such pension plans, our contributions may increase depending on the outcome of future union negotiations and applicable law, changes in the funding status of the plans, and any reduction in participation or withdrawal by other employers from the plans. Our continued participation in these plans could have a material adverse impact on our results of operations, cash flows or financial condition. In the event that we withdraw from participation in one or both of these plans, we could be required to make a withdrawal liability payment or series of payments to the plan, which would be reflected as an expense in our consolidated statements of comprehensive income and a liability on our consolidated balance sheet. Our withdrawal liability for any multi-employer plan would depend on the funded status of the plan and the level of our prior plan contributions.  Both plans are estimated to be underfunded as of March 28, 2015 and have a Pension Protection Act zone status of critical (“red”); such status identifies plans that are less than 65% funded. In addition, our contributions to the Bindery Industry Employers GCC/IBT Pension Plan represented approximately 70% of total contributions in each of the last three years.  This plan currently includes only two other contributing employers.  A withdrawal by one or both of these employers could materially increase the amount of our required contributions to this plan.  Under our contract with the bindery union, if certain events occur we have the right to withdraw from the pension plan without the union’s consent. A future withdrawal by us from either of the two multi-employer pension plans could result in a withdrawal liability for us, the amount of which could be material to our results of operations, cash flows and financial condition.

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

We perform an annual assessment for impairment of goodwill and other intangible assets, as well as other long-lived assets, at the end of our fiscal year or whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value, including a downturn in the market value of the Company’s stock.  A downward revision in the fair value of one of our acquired businesses could result in impairments of goodwill and non-cash charges.  Any impairment charge could have a significant negative effect on our reported results of operations.  For example, the Company concluded it was necessary to record an impairment charge of $1.7 million for FastPencil’s remaining goodwill and other intangible assets at the end of the second quarter of fiscal 2015.  The impact of the impairment charge was offset in part by the reduction of $1.3 million in the related contingent consideration liability in the second quarter of fiscal 2015.

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

The obligations of RRD and Courier to complete the merger are subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions including adoption of the merger by the Courier stockholders, the approval of the listing on the Nasdaq of the RRD common stock to be issued in the merger, the absence of an injunction prohibiting the merger, the accuracy of the representations and the warranties of the other party under the RRD merger agreement (subject to the materiality standards set forth in the RRD merger agreement), the performance by the other party of its respective obligations under the RRD merger agreement in all material respects, and in the case of RRD’s obligations to complete the merger, the absence of a material adverse effect, as described in the RRD merger agreement, on Courier following February 5, 2015.

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

Upon completion of the merger, the Courier stockholders that receive stock consideration will no longer be stockholders of Courier but will instead become RRD stockholders, and their rights as stockholders will be governed by the terms of the RRD charter and bylaws and by Delaware corporate law. The terms of the RRD charter and bylaws and Delaware corporate law are, in some respects, different than the terms of the Courier charter and bylaws and Massachusetts corporate law, which currently govern the rights of Courier stockholders.

After the merger, Courier stockholders will have a significantly lower ownership and voting interest in RRD than they currently have in Courier and will exercise less influence over management.

It is expected that, immediately after completion of the merger, former Courier stockholders that receive stock consideration will have significantly less of an ownership percentage of RRD common stock, compared to their previous ownership percentage of Courier common stock. Consequently, former Courier stockholders will have less influence over the management and policies of RRD than they currently have over the management and policies of Courier.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2014, the Company announced the approval by its Board of Directors for the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions, including pursuant to a Rule 10b5-1 nondiscretionary trading plan. This stock repurchase authorization is effective for a period of twelve months.  Through March 28, 2015, the Company had not repurchased any shares of common stock under this program. During fiscal 2014, the Company repurchased 153,150 shares of common stock for approximately $2.0 million under a similar program which expired on November 21, 2013.

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

2.1

Agreement and Plan of Merger, dated as of February 5, 2015, by and among Courier Corporation, R.R. Donnelley & Sons Company, Merger Sub and Merger LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2015, and incorporated herein by reference).

2.2

Agreement and Plan of Merger, dated as of January 16, 2015, by and among Courier Corporation, Quad/Graphics, Inc., Merger Sub and Merger LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 16, 2015, and incorporated herein by reference).

4.1

Amendment No. 2 to Shareholder Rights Agreement, dated as of February 5, 2015, by and between Courier Corporation and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2015, and incorporated herein by reference).

4.2

Amendment to Shareholder Rights Agreement, dated as of January 16, 2015, by and between Courier Corporation and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 16, 2015, and incorporated herein by reference).

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

COURIER CORPORATION

(Registrant)

May 7, 2015	By:	/s/James F. Conway III
Date	James F. Conway III
Chairman, President and Chief Executive Officer

May 7, 2015	By:	/s/Peter M. Folger
Date	Peter M. Folger
Senior Vice President and Chief Financial Officer

May 7, 2015	By:	/s/Kathleen M. Leon
Date	Kathleen M. Leon
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of February 5, 2015, by and among Courier Corporation, R.R. Donnelley & Sons Company, Merger Sub and Merger LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2015, and incorporated herein by reference).

2.2

Agreement and Plan of Merger, dated as of January 16, 2015, by and among Courier Corporation, Quad/Graphics, Inc., Merger Sub and Merger LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 16, 2015, and incorporated herein by reference).

4.1

Amendment No. 2 to Shareholder Rights Agreement, dated as of February 5, 2015, by and between Courier Corporation and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2015, and incorporated herein by reference).

4.2

Amendment to Shareholder Rights Agreement, dated as of January 16, 2015, by and between Courier Corporation and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 16, 2015, and incorporated herein by reference).

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